Form 10-Q
period 2014-03-31
Cerulean Pharma Inc.
filed 2014-05-27
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-36395

CERULEAN PHARMA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4139823
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

840 Memorial Drive Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 551-9600

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on May 19, 2014: 20,123,013

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and the period from November 28, 2005 (date of incorporation) to March 31, 2014 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and the period from November 28, 2005 (date of incorporation) to March 31, 2014 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	56

	Signatures	57

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$8,468,000	$5,488,000
Accounts receivable, prepaid expenses, and other current assets	3,033,000	959,000

Total current assets	11,501,000	6,447,000
Property and equipment — Net	223,000	245,000
Other assets	130,000	135,000

Total	$11,854,000	$6,827,000

Current liabilities:
Current portion of loan payable	$3,203,000	$3,134,000
Convertible promissory notes payable to shareholders	17,324,000	8,824,000
Accounts payable	2,160,000	914,000
Accrued expenses	1,493,000	2,274,000

Total current liabilities	24,180,000	15,146,000

Long-term liabilities:
Loan payable — net of current portion	2,297,000	3,124,000
Preferred stock warrant liability	424,000	928,000
Noncurrent accrued interest	452,000	391,000
Other	14,000	12,000

Total long-term liabilities	3,187,000	4,455,000

Redeemable convertible preferred stock	81,525,000	81,525,000

Commitments
Stockholders’ deficit:
Common stock, $0.0001 par value; 132,000,000 shares and designated, 793,561 and 785,531 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	4,315,000	4,140,000
Deficit accumulated during the development stage	(101,353,000)	(98,439,000)

Total stockholders’ deficit	(97,038,000)	(94,299,000)

Total	$11,854,000	$6,827,000

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (Date of Incorporation) to March 31, 2014
	2014	2013
Revenue	$47,000	$—	$1,716,000

Operating expenses:
Research and development	1,495,000	3,479,000	68,537,000
General and administrative	1,510,000	1,972,000	33,080,000

Total operating expenses	3,005,000	5,451,000	101,617,000

Other income (expense):
Interest income	1,000	1,000	685,000
Interest expense	(461,000)	(353,000)	(2,856,000)
Decrease in value of preferred stock warrant liability	504,000	231,000	719,000

Total other income (expense) — net	44,000	(121,000)	(1,452,000)

Net loss	(2,914,000)	(5,572,000)	(101,353,000)
Accretion of redeemable convertible preferred stock	—	—	(694,000)

Net loss attributable to common stockholders	$(2,914,000)	$(5,572,000)	$(102,047,000)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.70)	$(9.09)	$(167.93)

Weighted-average common shares outstanding:
Basic and diluted	786,986	612,836	607,682

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Period from November 28, 2005 (Date of Incorporation) to March 31, 2014
	2014	2013
Cash flows from operating activities:
Net loss	$(2,914,000)	$(5,572,000)	$(101,353,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	148,000	153,000	2,461,000
Noncash research and development expense	—	—	202,000
Noncash rent expense	2,000	(12,000)	15,000
Change in carrying value of preferred stock warrant liability	(504,000)	(231,000)	(719,000)
Depreciation and amortization	36,000	71,000	1,965,000
Loss on disposal of property and equipment	—	—	56,000
Noncash interest expense	120,000	163,000	988,000
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(1,019,000)	161,000	(1,586,000)
Accounts payable	1,246,000	1,060,000	2,160,000
Accrued expenses	(781,000)	(395,000)	1,493,000

Net cash used in operating activities	(3,666,000)	(4,602,000)	(94,318,000)

Cash flows from investing activities:
Purchases of property and equipment	(14,000)	(2,000)	(2,234,000)
Proceeds from sale of property and equipment	10,000	—	14,000
Increase in restricted cash	—	—	(117,000)

Net cash used in investing activities	(4,000)	(2,000)	(2,337,000)

Cash flows from financing activities:
Payments on capital lease	—	—	(15,000)
Proceeds from sale of common stock	27,000	16,000	120,000
Proceeds from issuance of convertible promissory notes	8,500,000	—	24,324,000
Proceeds from loans payable	—	—	10,695,000
Payments on loans payable	(812,000)	(748,000)	(4,837,000)
Cash paid for deferred financing costs	(1,065,000)	—	(1,497,000)
Proceeds from sale of redeemable convertible preferred stock — net of issuance costs	—	—	76,333,000

Net cash provided by (used in) financing activities	6,650,000	(732,000)	105,123,000

Net increase (decrease) in cash and cash equivalents	2,980,000	(5,336,000)	8,468,000
Cash and cash equivalents — Beginning of period	5,488,000	16,707,000	—

Cash and cash equivalents — End of period	$8,468,000	$11,371,000	$8,468,000

Supplemental disclosures of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$2,226,000

Conversion of accrued interest and convertible notes payable to Seed Redeemable Convertible Preferred Stock	$—	$—	$522,000

Conversion of accrued interest and convertible notes payable to Series C Redeemable Convertible Preferred Stock	$—	$—	$6,676,000

Property and equipment acquired under capital lease	$—	$—	$15,000

Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$694,000

Fair value of preferred stock warrants issued in connection with debt	$—	$182,000	$1,143,000

Supplemental cash flow information — Interest paid	$126,000	$190,000	$1,419,000

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005 as a Delaware corporation and is located in Cambridge, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases. During 2013, the Company formed a wholly-owned subsidiary, Cerulean Pharma Australia Pty Ltd as an Australian-based proprietary limited company. The activity in the subsidiary to date has been insignificant.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2013 and notes thereto, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2014 (the “Prospectus”).

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013 and the period from November 28, 2005 (date of incorporation) to March 31, 2014. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

On April 15, 2014, the Company completed the sale of 8,500,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $53.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. On May 7, 2014, the Company completed the sale of an additional 1,069,715 shares of common stock at a price to the public of $7.00 per share under a partial exercise by the underwriters of their option to purchase additional shares of common stock, resulting in net proceeds to the Company of $7.0 million after deducting underwriting discounts and commissions.

In preparation for the IPO, the Company’s board of directors and stockholders approved a 1-for-14.5074 reverse stock split of the Company’s common stock effective March 31, 2014. All share and per share amounts in the consolidated financial statements contained herein and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock and convertible notes automatically converted into shares of common stock as of April 15, 2014, resulting in the issuance by the Company of an additional 9,728,237 shares of common stock. The significant increase in shares outstanding in April 2014 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

In connection with the completion of the IPO on April 15, 2014 the Company’s outstanding warrants to purchase 1,857,226 shares of the Company’s preferred stock automatically converted into warrants to purchase an aggregate of 128,663 shares of the Company’s common stock and as a result the Company reclassified the warrant liability to additional paid-in capital.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Prospectus.

3.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods in which the Company earns net income, the Company would allocate participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s preferred stock participates in dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods in which the Company earns net income. During periods in which the Company incurs a net loss, the Company allocates no portion of the loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted loss per common share after giving consideration to the dilutive effect of stock options, warrants and unvested restricted stock that are outstanding to the period, except where the inclusion of such nonparticipating securities would be antidilutive.

The Company has reported a net loss for all periods presented and, therefore diluted net loss per common share is the same as basic net loss per common share.

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,914,000)	$(5,572,000)
Accretion of preferred stock issuance costs to redemption value	—	—

Net loss attributable to common stockholders — basic and diluted	$(2,914,000)	$(5,572,000)

Weighted-average number of common shares — basic and diluted	786,986	612,836
Net loss per share attributable to common stockholders — basic and diluted	$(3.70)	$(9.09)

The following potentially dilutive securities that were outstanding, prior to the use of the two-class method, have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of March 31, 2014	As of March 31, 2013
Options to purchase common stock	1,208,077	1,142,838
Warrants to purchase redeemable convertible preferred stock	128,663	128,663
Redeemable convertible preferred stock	6,826,004	6,992,694
Convertible notes payable	2,894,099	—

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of March 31, 2014	As of December 31, 2013
Accrued expenses	$236,000	$379,000
Accrued clinical trial costs	245,000	610,000
Accrued contract manufacturing expenses	344,000	433,000
Accrued interest	449,000	234,000
Accrued compensation and benefits	219,000	618,000

Total accrued expenses	$1,493,000	$2,274,000

5.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

In 2014, the Company issued convertible promissory notes in the aggregate amount of $6,000,000 to existing investors and a convertible promissory note in the amount of $2,500,000 to a new investor. All the notes have a stated interest rate of 7%, and are payable within 30 days of written demand by the holders of at least 60% of the aggregate principal amount outstanding under the notes after February 26, 2015. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the Company’s IPO on April 15, 2014, at a conversion price equal to 77.5% of the IPO price. The Company will record a non-cash charge in the second quarter of 2014, equal to the difference between the fair value of the shares into which the notes converted and the carrying amount of the notes.

6.	STOCK OPTION PLAN

2007 Stock Incentive Plan

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended March 31,
	2014	2013
Research and development	$53,000	$56,000
General and administrative	95,000	97,000

Total	$148,000	$153,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer-group of similar public companies. The Company has limited option exercise information, as such; the expected term of the options granted was calculated using the simplified method that represents the average of the contractual term of the option and the weighted-average vesting period of the option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the contractual life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and directors in exchange for board services during the three months ended March 31, 2014 and 2013 are as follows:

	March 31,
	2014	2013

Expected life	6 years	6 years
Risk-free interest rate	1.83%-2.00%	1.09%
Expected volatility	60%	79%
Expected dividend rate	—%	—%

A summary of stock option activity for employee, directors and nonemployee awards under the 2007 Stock Incentive Plan (the “2007 Plan”) during the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2014	1,062,694	$3.98	7.2	$7,028,000
Granted	159,610	$10.59
Exercised	(8,030)	$3.34
Forfeited	(6,197)	$5.76

Outstanding — March 31, 2014	1,208,077	$4.85	7.4	$3,169,000

Options expected to vest — March 31, 2014	543,449	$5.62	8.7	$1,267,000

Options exercisable — March 31, 2014	637,169	$4.16	6.1	$1,839,000

The weighted-average per share grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $5.95 and $2.67, respectively.

The Company has recorded stock-based compensation expense related to nonemployee awards of $12,000, and $9,000 for the three months ended March 31, 2014 and 2013, respectively. The compensation expense related to the nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three months ended March 31, 2014 and 2013, respectively, were as follows: risk-free rate of 2.11% to 2.63% and 1.11% to 1.49%, estimated volatility of 56% to 59% and 76% to 79%, remaining contractual life of 8 and 7 years and no expected dividends, respectively. The Company did not grant any nonemployee stock option grants for the three months ended March 31, 2014 and 2013, except for a performance award grant in 2013, to the board chairman for non-board related services.

2014 Stock Incentive Plan

In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”), which became effective upon the closing of the IPO. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Upon effectiveness of the 2014 Plan, the number of shares of the Company’s common stock that were reserved for issuance under the 2014 Plan was equal to the sum of (1) 2,400,000 shares plus (2) the number of shares (up to 1,221,651 shares) equal to the sum of the number of shares of the Company’s common stock then available for grant under the 2007 Plan and the number of shares of the Company’s common stock subject to outstanding awards under the 2007 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitation of the Internal Revenue Code) plus (3) an annual increase to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2015 and continuing until, and including, the fiscal year ending December 31, 2024, equal to the least of (A) 1,000,000 shares of the Company’s common stock (B) 4% of the number of shares of the Company’s common stock outstanding on the first day of the fiscal year, or (C) an amount determined by the Company’s board of directors.

2014 Employee Stock Purchase Plan

In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 employee stock purchase plan (the “2014 ESPP”), which became effective upon the closing of the IPO. The 2014 ESPP will be administered by the Company’s board of directors or by a committee appointed by the Company’s board of directors. The 2014 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate 500,000 of shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending January 1, 2024, in an amount equal to the least of (i) 600,000 shares of the Company’s common stock, (ii) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, or (iii) an amount determined by the Company’s board of directors.

7.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash equivalents, accounts payable, accrued expenses, debt obligations, and preferred stock warrants. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The carrying amount of debt is also considered to be a reasonable estimate of the fair value based on the short term nature of the debt and because the debt bears interest at the prevailing market rate for instruments with similar characteristics.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs.

The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 — Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2014 and December 31, 2013, is as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Money market funds	$7,883,000	$—	$7,883,000	$—
Preferred stock warrant liability	424,000	—	—	424,000
December 31, 2013
Money market funds	$5,233,000	$—	$5,233,000	$—
Preferred stock warrant liability	928,000	—	—	928,000

The convertible notes payable and loan agreements are Level 2 measurements in the fair value hierarchy.

The Company’s money market funds have been valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

No transfers between levels have occurred during the periods presented.

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2012	$7,000	$500,000	$623,000	$1,130,000

Decrease in fair value recorded in other income	(3,000)	(116,000)	(112,000)	(231,000)

Balance — March 31, 2013	$4,000	$384,000	$511,000	$899,000

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2013	$4,000	$386,000	$538,000	$928,000

Decrease in fair value recorded in other income	(2,000)	(229,000)	(273,000)	(504,000)

Balance — March 31, 2014	$2,000	$157,000	$265,000	$424,000

The Company’s warrants were valued using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

	March 31,	December 31,
	2014	2013

Expected life	4-8 years	4-8 years
Risk-free interest rate	2.23%-2.72%	2.29%-2.90%
Expected volatility	64%-65%	64%-65%
Expected dividend rate	— %	— %

The preferred stock warrant liability was reclassified into additional paid-in capital at the fair value in connection with the IPO on April 15, 2014.

8.	INCOME TAXES

The Company did not record a federal or state income tax benefit for the Company’s losses for the three months ended March 31, 2014 and 2013 due to the Company’s conclusion that the valuation allowance is required.

9.	RELATED PARTY TRANSACTIONS

In February 2014, the Company issued convertible promissory notes to existing investors, as described in Note 5.

In April 2013, the Company entered into a laboratory, equipment sharing, services and license agreement with an entity affiliated with one of the Company’s directors. Fees recorded offsetting research and development expenses under this agreement and paid in the three months ended March 31, 2014 were $44,500. This agreement was terminated on April 1, 2014. On April 1, 2014, the Company sold used equipment to this entity and received proceeds for sale of equipment of $30,000 from such sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage oncology-focused company applying our proprietary dynamic tumor targeting platform to develop differentiated therapies. Our nanopharmaceutical product candidates consist of proprietary polymers that are covalently linked to anti-cancer therapeutics, or payloads. We believe these nanopharmaceuticals dynamically target tumors by exploiting the leakiness of new blood vessels in tumors as an entry portal into tumor tissue, followed by active uptake into tumor cells and the sustained release of the anti-cancer payload inside the tumor cells.

We have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through March 31, 2014, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock, $10.0 million in proceeds from borrowings under our loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $17.3 million in proceeds from our sale of convertible promissory notes.

We have never been profitable and have incurred significant operating losses since our incorporation. As of March 31, 2014, we had an accumulated deficit of $101.4 million. We incurred net losses of approximately $2.9 million for the three months ended March 31, 2014 and $5.6 million for the three months ended March 31, 2013.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we attempt to advance our product candidates from discovery through preclinical studies and clinical trials, and as we seek regulatory approval for, and eventually commercialize our product candidates. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We will need to raise additional capital in the future to support our expenses and operating activities.

Recent Developments

On April 15, 2014 we completed the sale of 8,500,000 shares of common stock in our initial public offering or IPO at a price to the public of $7.00 per share. On May 7, 2014 we completed the sale of an additional 1,069,715 shares of common stock at a price to the public of $7.00 per share, pursuant to a partial exercise by the underwriters of their option to purchase additional shares of common stock. Estimated net proceeds from our IPO were determined as follows:

Gross proceeds (including over-allotment)	$66,988,000
Underwriting discounts and commissions	(3,934,000)
Estimated total offering costs (including costs paid as of March 31, 2014)	(2,914,000)
Offering costs paid as of March 31, 2014	1,319,000

Estimated net proceeds to be received subsequent to March 31, 2014	$61,459,000

In addition, each of the following occurred in the second quarter of 2014 in connection with the completion of our IPO on April 15, 2014:

•	the conversion of all outstanding shares of convertible preferred stock into 6,826,004 shares of our common stock;

•	the conversion of $17.8 million of outstanding principal and accrued interest on convertible notes into 2,902,233 share of our common stock; and

•	the conversion of warrants to purchase 1,857,226 shares of convertible preferred stock warrants to purchase 128,663 shares of our common stock and our reclassification of the $0.4 million warrant liability to additional paid-in capital.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the next several years, if ever. In the future, we may generate revenue from a combination of product sales, license fees, milestone and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of any such payments. Our ability to generate product revenues will depend on the successful development and eventual commercialization of our product candidates. If we fail to complete the development of our product candidates in a timely manner or to obtain regulatory approval for our product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected.

To date, our only revenue has consisted of a government tax credit that we received in 2010 and payments in 2011, 2012, 2013, and 2014 from four material transfer agreements and a research agreement.

Research and Development Expenses

Research and development expense consists of costs incurred in connection with the discovery and development of our nanopharmaceutical platform and our product candidates. These expenses consist primarily of:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, investigative sites that conduct our clinical trials and consultants that conduct a portion of our preclinical studies;

•	expenses relating to scientific consultants and advisors;

•	the cost of acquiring and manufacturing clinical trial materials;

•	facilities, depreciation of fixed assets and other allocated expenses, including direct and allocated expenses for rent and maintenance of facilities and equipment;

•	lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our preclinical activities;

•	license fees related to in-licensed products and technology; and

•	costs associated with non-clinical activities and regulatory approvals.

We expense research and development costs as incurred.

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue multiple clinical trials of CRLX101, initiate and continue clinical testing of CRLX301 and advance our earlier-stage research and development projects.

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Expenses incurred prior to the acquisition of our cyclodextrin polymer containing nanopharmaceutical, or CDP, technology in mid-2009 have been reflected as the cost to develop our proprietary nanopharmaceutical platform in the period from November 28, 2005 (the date of our incorporation) to March 31, 2014, as these expenses were incurred prior to the establishment of the CRLX101 and CRLX301 programs. Below is an unaudited summary of our research and development expenses for the three months ended March 31, 2014 and 2013 and the period from the date of our incorporation through March 31, 2014 (in thousands).

	Three Months Ended March 31,		Period from November 28, 2005 (Date of Incorporation) to March 31, 2014
	2014	2013
CRLX101	$893	$1,677	$29,232
CRLX301	164	853	7,691
Nanopharmaceutical platform	280	693	26,729
Overhead	158	256	4,885

Total research and development expense	$1,495	$3,479	$68,537

The following summarizes our research and development programs.

CRLX101

We are supporting a Phase 1b/2 investigator-sponsored trial, (or an “IST”), of CRLX101 in combination with Avastin® (bevacizumab), in patients with relapsed renal cell carcinoma, and we intend to commence a randomized, Phase 2 clinical trial of CRLX101 in combination with Avastin in this indication in the second half of 2014. We are supporting a Phase 2 IST of CRLX101 as monotherapy in patients with relapsed ovarian cancer and a Phase 2 IST of CRLX101 in combination with Avastin in patients with relapsed platinum-resistant ovarian cancer. Assuming positive results from the IST in relapsed ovarian cancer of CRLX101 in combination with Avastin, we expect to initiate, in 2015, a pivotal randomized clinical trial of CRLX101 in combination with Avastin in this indication. We are supporting a Phase 1b/2 IST of CRLX101 in combination with chemoradiotherapy, consisting of Xeloda and radiotherapy, in patients with neoadjuvant rectal cancer, and, assuming favorable results from this trial, we expect to commence a randomized, Phase 2 clinical trial of CRLX101 in combination with chemoradiotherapy in this indication in 2015.

We cannot accurately project future research and development expenses for our CRLX101 program because such expenses are dependent on a number of variables, including, among others, the cost and design of any additional clinical trials, the duration of the regulatory process and the results of any clinical trials.

Under our license agreement with Calando Pharmaceuticals, Inc., or (“Calando”), pursuant to which we obtained rights to CRLX101, or the CRLX101 Agreement, we will be required to make regulatory and commercial milestone payments in an aggregate amount of up to $32.8 million to Calando upon the achievement of specified regulatory and commercial milestones. In addition, under the CRLX101 Agreement, if we, or one of our affiliates, sell CRLX101, we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection for CRLX101 at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando ranges from the low- to mid-double digits depending on the development stage of CRLX101 at the time we first provide or receive draft terms of a license arrangement with the third party that results in a license agreement.

CRLX301

We are currently conducting preclinical studies of CRLX301 and intend to commence clinical trials by the end of 2014. We cannot accurately predict future research and development expenses for our CRLX301 program because such costs are dependent on a number of variables, including, among others, the cost and design of any additional clinical trials, the duration of the regulatory process and the results of the planned Phase 1 clinical trials and any future trials.

Under our license agreement with Calando pursuant to which we obtained rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system, or the (“Platform Agreement”), we will be required to pay a $250,000 clinical development milestone to Calando when we initiate our Phase 1 clinical trial of CRLX301. We intend to initiate the Phase 1 clinical trial and pay this milestone by the end of 2014. We may also be required to make regulatory and commercial milestone payments in an aggregate amount of up to $17.8 million to Calando upon the achievement of specified regulatory and commercial milestones. Further, under the Platform Agreement, if we, or one of our affiliates, sell CRLX301, we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection for CRLX301 at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando is in the low double digits.

Nanopharmaceutical Pipeline

We expect that the expenses related to our nanopharmaceutical pipeline will continue to increase as we seek to identify additional targets for preclinical research and add personnel to these projects. We cannot accurately predict future research and development expenses for our nanopharmaceutical pipeline because such costs are dependent on a number of variables, including the success of preclinical studies on any such nanopharmaceuticals.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and costs of the current or future clinical trials of any of our product candidates or if, when or to what extent we will generate revenues from any commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing as well as any additional clinical trials;

•	the scope, progress, results and costs of preclinical development, laboratory testing and other research and development activities;

•	results from ongoing as well as any additional clinical trials;

•	significant and changing government regulation;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain strategic partnerships, and the terms and success of those partnerships, if any, including the timing and amount of payments that we might receive from potential strategic partners;

•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	the emergence of competing technologies and products and other adverse market developments; and

•	the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

Any change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the cost and timing associated with the development of that product candidate. For example, if the U. S. Food and Drug Administration, or the FDA or a comparable non-U.S. regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

As a result of the uncertainties discussed above, we are unable to determine when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as our ongoing assessment of the product candidate’s commercial potential. We will need to raise additional capital in the future in order to complete the development and commercialization of CRLX101 and CRLX301 and to fund the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, business development, marketing, legal and human resources functions. Other general and administrative expenses include patent filing, patent prosecution, professional fees for legal, insurance, consulting, information technology, auditing and tax services and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future for, among others, the following reasons:

•	we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue to pursue the development of our product candidates;

•	we expect our general and administrative expenses to increase as a result of increased payroll, expanded infrastructure, higher consulting, legal, accounting and investor relations costs, director compensation and director and officer insurance premiums associated with being a public company; and

•	we may begin to incur expenses related to sales and marketing of our product candidates in anticipation of commercial launch before we receive regulatory approval of a product candidate.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

Interest Expense

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with our debt facility with Lighthouse Capital and interest expense on our convertible notes.

Change in Fair Value of Preferred Stock Warrant Liability

The preferred stock warrant liability is associated with warrants to purchase shares of our preferred stock issued to lenders and investors. The change in fair value consists of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option-pricing model. The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, April 15, 2014 to provide for the issuance of shares of common stock upon their exercise. The preferred stock warrant liability has been eliminated as of April 15, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2014	2013	Dollar	%
Revenue	$47	$—	$47	*
Operating expenses:
Research and development	1,495	3,479	(1,984)	(57)%
General and administrative	1,510	1,972	(462)	(23)%

Loss from operations	(2,958)	(5,451)	2,493	46%
Other income/(expense), net	44	(121)	165	*

Net loss	$(2,914)	$(5,572)	$2,658	48%

*	Not meaningful

Revenue. Revenue for the three months ended March 31, 2014 was $47,000 compared to no revenue for the three months ended March 31, 2013. We recorded revenue in 2014 in connection with two material transfer agreements. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology for research purposes.

Research and development. The following table summarizes our research and development expense by program for the three months ended March 31, 2014 and 2013, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2014	2013	Dollar	%
CRLX101	$893	$1,677	$(784)	(47%)
CRLX301	164	853	(689)	(81%)
Nanopharmaceutical platform	280	693	(413)	(60%)
Overhead	158	256	(98)	(38%)

Total research and development expense	$1,495	$3,479	$(1,984)	(57%)

Research and development expense for the three months ended March 31, 2014 was $1.5 million compared to $3.5 million for the three months ended March 31, 2013, a decrease of $2.0 million, or 57%. The decrease was reflected across all programs. The $0.8 million decrease in CRLX101 expense was primarily the result of winding down our Phase 2 clinical trial of CRLX101 as monotherapy in patients with advanced small cell lung cancer, or the NSCLC clinical trial, which was substantially completed in March 2013. Clinical trial expense decreased $0.3 million, contract manufacturing expense for clinical trial material decreased by $0.4 million and preclinical expense decreased by $0.1 million. The decrease in spending on the CRLX301 program in the three months ended March 31, 2014 from the three months ended March 31, 2013 was the result of our completion of development activities, such as investigational new drug, or IND, enabling studies and process development, early in 2013. We intend to advance CRLX301 into a Phase 1 clinical trial by the end of 2014. Expenses associated with our nanopharmaceutical platform decreased $0.4 million, mainly as a result of reduced staff in new discovery research as our primary emphasis shifted to the development of our existing product candidates. The $0.1 million decrease in overhead expense was due mainly to a reduction in retainer-based advisory agreements and reduced depreciation expense.

General and administrative. General and administrative expense for the three months ended March 31, 2014 was $1.5 million compared to $2.0 million for the three months ended March 31, 2013, a decrease of $0.5 million, or 25%. The decrease was the result of a $0.6 million decrease in outside corporate and intellectual property legal expense, offset by a $0.1 million increase in personnel costs and consulting expense.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2014 was $44,000 net income compared to ($0.1) million net expense for the three months ended March 31, 2013, a decrease of expense of $0.1 million. The decrease in net expense primarily resulted from the adjustment to the fair value of our outstanding preferred stock warrant liability of $0.2 million. This adjustment was offset by an increase in recorded interest expense of $0.1 million. We recorded $0.2 million interest expense on our convertible promissory notes in 2014, which were not outstanding as of March 31, 2013 and we paid $0.1 million less in interest expense in 2014 compared with 2013, related to the loan and security agreement with Lighthouse Capital.

Liquidity and Capital Resources

From our incorporation through March 31, 2014, we have raised an aggregate of $111.5 million to fund our operations, of which $84.2 million was from the sale of preferred stock, $10.0 million was from borrowings under our loan and security agreement with Lighthouse Capital and $17.3 million was from the sale of convertible promissory notes. As of March 31, 2014, we had cash and cash equivalents of approximately $8.5 million. As discussed above, our IPO, including the exercise of the over-allotment option and related transactions resulted in net proceeds of $61.5 million subsequent to March 31, 2014.

Indebtedness

In 2011, we entered into a loan and security agreement, or the (“loan agreement”), with Lighthouse Capital. The loan agreement permitted us to borrow up to an aggregate principal amount of $10.0 million. We borrowed $5.0 million in March 2012 and an additional $5.0 million in August 2012. The loan agreement is secured by substantially all of our assets other than our intellectual property. We have also granted Lighthouse Capital a negative pledge with respect to our intellectual property, which, among other things, prohibits us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property. The loan agreement includes restrictive covenants that may restrict our ability to obtain further debt or equity financing. The aggregate principal amount outstanding under the loan agreement accrues interest at an annual rate of 8.25% and is payable over 36 monthly payments beginning on December 1, 2012, with a one-time final payment of 6% of the original principal amount due on December 1, 2015. As of March 31, 2014, there was $5.9 million in principal amount outstanding under the loan agreement.

In 2013, we issued and sold convertible promissory notes, or our 2013 convertible notes, in an aggregate principal amount of $8.8 million to certain of our stockholders. Our 2013 convertible notes bear interest at an annual rate of 7%. In connection with the completion of our IPO on April 15, 2014, all principal and accrued interest under our 2013 convertible notes converted into an aggregate of 1,319,302 shares of our common stock, at the IPO price of $7.00 per share.

In 2014, we issued and sold convertible promissory notes, or our 2014 convertible notes, in an aggregate principal amount of $8.5 million to certain of our stockholders and one additional purchaser. The 2014 convertible notes bear interest at an annual rate of 7%. In connection with the completion our IPO on April 15, 2014, all principal and accrued interest under our 2014 convertible notes converted into an aggregate of 1,582,931 shares of our common stock, at 77.5% of the IPO per share price, or $5.43 per share.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical trial costs, legal and other regulatory expenses and general overhead costs.

We believe that the net proceeds from our IPO, together with approximately $8.5 million of cash and cash equivalents as of March 31, 2014, will fund our operating expenses, debt service and capital expenditure requirements for at least the next twelve months, which we expect will enable us to fund our planned randomized Phase 2 clinical trial of CRLX101 in combination with Avastin in relapsed renal cell carcinoma, to support the ongoing CRLX101 ISTs and to fund our planned Phase 1 clinical trial of CRLX301. We have based these estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we currently expect. If we achieve positive results from our ISTs in relapsed ovarian cancer and/or neoadjuvant rectal cancer, sufficient to initiate randomized Phase 2 clinical trials, we will need to raise additional capital to complete those clinical trials . In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of CRLX101;

•	the progress and results of our clinical trials of CRLX301;

•	our ability to manufacture sufficient supply of our product candidates and costs thereof;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our drug candidates for which we receive marketing approval;

•	the number and development requirements of other drug candidates we pursue;

•	our ability to enter into collaborative agreements and achieve milestones under those agreements;

•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Three Months Ended March 31,		Period from November 28, 2005 (Date of Incorporation) to March 31, 2014
	2014	2013
Net cash (used in) operating activities	$(3,666)	$(4,602)	$(94,318)
Net cash (used in) investing activities	(4)	(2)	(2,337)
Net cash provided by (used in) financing activities	6,650	(732)	105,123

Net increase (decrease) in cash and cash equivalents	$2,980	$(5,336)	$8,468

Net Cash Used in Operating Activities

The net use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $3.7 million for the three months ended March 31, 2014 compared with $4.6 million for the three months ended March 31, 2013, a decrease of $0.9 million. The decrease primarily resulted from a $2.0 million decrease in research and development expense and $0.5 million decrease in general and administrative expense. These decreases were offset by an increase of $1.6 million resulting from net changes in the components of working capital primarily associated with a decrease in accrued expenses in the amount of $0.8 million, a decrease in the preferred stock warrant liability in the amount of $0.5 million and an increase in prepaid deferred financing costs associated with the IPO and the issue of convertible notes in the amount of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,000 for the three months ended March 31, 2014 compared to $2,000 for the three months ended March 31, 2013. The increase was primarily the result of additional research laboratory equipment and employee computers purchased in the three months ended March 31, 2014 compared to similar purchases in the three months ended March 31, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million during the three months ended March 31, 2014 compared to net cash used in financing activities of $0.7 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, we sold $8.5 million in convertible promissory notes, repaid indebtedness under the loan agreement with Lighthouse Capital in the amount of $0.8 million and we paid $1.1 million of deferred financing costs related to the IPO and the convertible note issuance. In comparison, we repaid indebtedness under the loan agreement with Lighthouse Capital in the amount of $0.7 million, in the three months ended March 31, 2013.

Contractual Obligations and Contingent Liabilities

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

From time to time, new pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2014, we had cash and cash equivalents of approximately $8.5 million, consisting primarily of investments in United States Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be relied upon. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since incorporation. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since incorporation, we have incurred significant operating losses. Our net loss was approximately $2.9 million and $5.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $101.4 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	initiate the following planned clinical trials of CRLX101, our most advanced product candidate: a Phase 2 clinical trial in combination with Avastin (bevacizumab) in patients with relapsed renal cell carcinoma; a pivotal clinical trial in combination with Avastin in patients with relapsed platinum-resistant ovarian cancer; and a Phase 2 clinical trial in combination with chemoradiotherapy in patients with rectal cancer who are being treated through the administration of therapeutic agents prior to surgery. We refer to this form of treatment as neoadjuvant therapy, and we refer to patients who receive neoadjuvant therapy as patients with neoadjuvant rectal cancer;

•	continue to support ongoing investigator-sponsored clinical trials, or ISTs, of CRLX101 in relapsed renal cell carcinoma, relapsed ovarian cancer, neoadjuvant rectal cancer, gastric cancer and small cell lung cancer;

•	initiate our planned Phase 1 clinical trial of CRLX301, our second most advanced product candidate;

•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform with small and large molecule payloads;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	in the future, establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling any products for which we may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We are only in the preliminary stages of most of these activities and have not yet commenced other of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

In addition, although we successfully completed and received the net proceeds from our recently completed initial public offering, or our IPO, given our planned expenditures for the next several years, including, without limitation, expenditures in connection with our clinical trials of CRLX101, our independent registered public accounting firm may conclude, in connection with the preparation of our financial statements for fiscal year 2014 or any other subsequent period that there is substantial doubt regarding our ability to continue as a going concern.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated the ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate three planned clinical trials of CRLX101, continue to support ISTs of CRLX101, prepare for and initiate a Phase 1 clinical trial of CRLX301 and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, the costs that may be required for the manufacture of any product candidate that receives marketing approval may be substantial, and manufacturing our nanopharmaceuticals for commercial sale will require expensive and specialized facilities, processes and materials. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to use the net proceeds from our IPO primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of CRLX101, CRLX301 and our other potential product candidates. The net proceeds from our IPO and our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake, such as our planned Phase 2 trial of CRLX101 in neoadjuvant rectal cancer and pivotal clinical trial of CRLX101 in ovarian cancer, or to fund completion of clinical development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate and additional funding may not be available to us on acceptable terms or at all. If we elect to obtain any additional debt financing, our ability to do so may be limited by covenants we have made under our loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and our pledge to Lighthouse Capital of substantially all of our assets, other than our intellectual property, as collateral. We have also granted Lighthouse Capital a negative pledge with respect to our intellectual property, which, among other things, prohibits us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property. This negative pledge could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents as of March 31, 2014, and the proceeds from the convertible notes we issued in 2014, will enable us to fund our operating expenses, debt service and capital expenditure requirements for at least the next 18 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the number and development requirements of the product candidates we pursue;

•	the scope, progress, timing, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the extent to which we acquire or in-license other medicines and technology;

•	our headcount growth and associated costs; and

•	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations.

If we raise funds through collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

As of March 31, 2014, we had $5.9 million of outstanding borrowings under our loan and security agreement with Lighthouse Capital, which we are required to repay in monthly installments through November 2015. We do not intend to use the net proceeds of our IPO to prepay any of these borrowings. We could in the future incur additional indebtedness beyond our borrowings from Lighthouse Capital.

Our outstanding indebtedness combined with our other financial obligations and contractual commitments, including any additional indebtedness beyond our borrowings from Lighthouse Capital, could have significant adverse consequences, including:

•	requiring us to dedicate a portion of our cash resources to the payment of interest and principal, and prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents. Nevertheless, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing debt. Failure to make payments or comply with other covenants under our existing debt instruments could result in an event of default and acceleration of amounts due. If an event of default occurs and Lighthouse Capital accelerates the amounts due, we may not be able to make accelerated payments, and Lighthouse Capital could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Our approach to the discovery and development of product candidates based on our Dynamic Tumor Targeting Platform is unproven, and we do not know whether we will be able to develop any products of commercial value.

We are focused on applying our proprietary Dynamic Tumor Targeting Platform to develop drugs that address serious unmet medical needs. We believe that our Dynamic Tumor Targeting Platform has the potential to create drugs that may have significant utility in several cancer indications, particularly in combination with other cancer drugs and with radiotherapy. While the results of preclinical studies and early-stage clinical trials have suggested that certain of our product candidates may have such utility, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter. For example, we have not yet advanced a compound beyond Phase 2 clinical development. Moreover, the only compound for which we have completed a Phase 2 clinical trial, CRLX101 for the potential treatment of patients with advanced non-small cell lung cancer, or NSCLC, who had progressed through one or two prior regimens of chemotherapy, failed to meet its primary endpoint of improvement in overall survival.

In addition, we have never had a product candidate receive approval or clearance from the FDA or a non-U.S. regulatory authority. While the FDA has approved nanoparticles such as Doxil® (doxorubicin hydrochloride liposome injection) and Abraxane® (nab-paclitaxel), to our knowledge, the FDA has not yet approved a polymeric nanoparticle such as our nanopharmaceuticals, which are a new way of targeting tumors. The regulatory review process for novel product candidates, such as ours, can be more expensive and take longer than for product candidates based on more well-known or extensively studied technologies due to regulatory authorities’ lack of experience with them. As a result, we may be required to conduct additional studies and/or trials beyond those we anticipate and it may take us longer to develop and/or obtain regulatory approval for our product candidates, if any, than we expect.

We are particularly dependent on the success of our product candidate, CRLX101, and our ability to develop, obtain marketing approval for and successfully commercialize CRLX101. If we are unable to develop, obtain marketing approval for or successfully commercialize CRLX101, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of CRLX101 for the treatment of patients with inadequately treated forms of cancer. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize CRLX101. The success of CRLX101 will depend, among other things, on our ability to successfully complete clinical trials of CRLX101. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, in 2011, we initiated an open-label, randomized Phase 2 clinical trial of CRLX101 as monotherapy in patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy. This Phase 2 clinical trial failed to meet its primary endpoint of improvement in overall survival of the CRLX101-treated group as compared to the control arm of the study, which was best supportive care.

In addition to the successful completion of clinical trials, the success of CRLX101 will also depend on several other factors, including the following:

•	receipt of marketing approvals from the FDA or other applicable regulatory authorities;

•	the performance of our future collaborators for CRLX101, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	launch of commercial sales if and when approved;

•	a continued acceptable safety profile of CRLX101 following any marketing approval;

•	commercial acceptance, if and when approved, by patients, the medical community and third party payors;

•	establishing and maintaining pricing sufficient to realize a meaningful return on our investment; and

•	competition with other therapies.

If we are unable to develop, receive marketing approval for, or successfully commercialize CRLX101, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.

We are currently focusing the clinical development of CRLX101 on combinations with Avastin in relapsed renal cell carcinoma and relapsed ovarian cancer and with Xeloda and radiotherapy in neoadjuvant rectal cancer and may focus on additional combinations in the future. If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with, Avastin, Xeloda, or any other therapeutic that we use in combination with CRLX101 in the future, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

There are ongoing ISTs evaluating CRLX101 (1) in combination with Avastin in patients with relapsed renal cell carcinoma, (2) in combination with Avastin in patients with relapsed ovarian cancer and (3) in combination with Xeloda (capecitabine) and radiotherapy in patients with neoadjuvant rectal cancer, and we expect to commence company-sponsored trials of CRLX101 in combination with Avastin and Xeloda and radiotherapy, as applicable, in these indications. Avastin is currently approved to treat various cancers, and the combination of Xeloda and radiotherapy is currently the standard of care in neoadjuvant rectal cancer in the United States. However, we did not develop or obtain regulatory approval for, and we do not manufacture or sell, Avastin or Xeloda. We may also seek to develop our product candidates in combination with other therapeutics in the future.

If the FDA revokes its approval of either Avastin or Xeloda, we will not be able to market CRLX101 in combination with such revoked therapeutic. If safety or efficacy issues arise with Avastin or Xeloda or any other therapeutics that we seek to combine with our product candidates in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. If Xeloda and radiotherapy is replaced as the standard of care for treatment of neoadjuvant rectal cancer, the results, if any, of the ongoing IST or our planned company-sponsored clinical trial in neoadjuvant rectal cancer may be less meaningful, and the FDA may require us to conduct additional clinical trials of CRLX101 prior to any regulatory approval in this indication. In addition, if manufacturing, cost or other issues result in a supply shortage of Avastin, Xeloda or any other combination therapeutics, we may not be able to complete clinical development of CRLX101 on our current timeline or at all.

Even if CRLX101 were to receive regulatory approval and be commercialized for use in combination with Avastin or Xeloda or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of Avastin or Xeloda, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that Xeloda and radiotherapy may be replaced as the standard of care in patients with neoadjuvant rectal cancer. This could result in CRLX101 being removed from the market or being less successful commercially.

If our hypothesis regarding the role of HIF in cancer cells proves incorrect, it may adversely affect our ability to commercialize and market CRLX101.

We believe that the anti-cancer activity shown by CRLX101 in preclinical tumor models is due in part to its inhibition of HIF, and we have prioritized the clinical development of CRLX101, among other criteria, on HIF-driven tumor types. While HIF-1a has become a target of increasing interest in cancer research and recent research suggests that HIF-1a is a master regulator for many cancer cell survival pathways, the science underlying HIF-1a is based on recent discoveries and not fully understood. Moreover, the exact role of HIF-2a is less well described and understood. If our hypothesis with respect to the role of HIF in cancer cells proves incorrect, CRLX101 may not have the same level of therapeutic benefit as it might otherwise have, and in that case we may be unable to receive marketing approval for, or successfully commercialize, CRLX101, and our business could be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

One of our product candidates is in clinical development, all of our other product candidates are in preclinical development, and the risk of failure of all of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable non-U.S. regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although a Phase 1/2a clinical trial of CRLX101 supported advancement of CRLX101 as monotherapy into Phase 2 clinical trials for patients with advanced non-small cell lung cancer who had progressed through one or two prior regimens of chemotherapy, CRLX101 failed to meet its primary endpoint of improvement in overall survival of patients in this indication. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. Moreover, there are currently multiple open-label ISTs of CRLX101 ongoing, including: a Phase 1b/2 open-label IST of CRLX101 in combination with Avastin in patients with relapsed renal cell carcinoma; a two-part Phase 2 open-label IST in patients with relapsed ovarian cancer, consisting of a single-arm trial of CRLX101 as monotherapy and a single-arm combination trial of CRLX101 and Avastin; and a Phase 1b/2 open-label IST of CRLX101 in combination with chemoradiotherapy in patients with neoadjuvant rectal cancer. Interim investigator-reported data from subsets of the total patient populations in certain of these ISTs have been reported. These ISTs are still in progress and final results are not yet available. The preliminary results reported from the ISTs have in some cases been observed in only a small number of patients and may not be achieved by other patients on these or other clinical trials. There can be no assurance that company-sponsored trials will confirm the data seen in the ISTs.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. For example, we believe that sphincter preservation is a clinically meaningful endpoint for the treatment of neoadjuvant rectal cancer, but there can be no assurance that the FDA will agree. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable non-U.S. regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Any Phase 2, Phase 3 or other clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates.

We intend to conduct, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, we intend to conduct the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies at two cancer centers in Australia commencing by late 2014.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Since we currently do not have an active IND in the United States for CRLX301, unless we are able to obtain an active IND, we would be unable to conduct clinical trials in the United States. There can be no assurance that the FDA will accept data from trials conducted outside of the United States and no assurance that we will be successful in obtaining an IND for CRLX301. If the FDA does not accept the data from our Phase1/2a clinical trial of CRLX301 in Australia or any future trial that we determine to conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CRLX301 or any future product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

•	foreign exchange fluctuations; and

•	diminished protection of intellectual property in some countries.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-U.S. regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable non-U.S. regulatory authorities, such as the EMA, impose similar restrictions. We may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted a new drug application, or an NDA, to the FDA or similar drug approval filings to comparable non-U.S. regulatory authorities for any of our product candidates.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, such as in our Phase 2 clinical trial of CRLX101 as monotherapy in patients with non-small cell lung cancer, or (4) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as we intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

If we experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results, such as with our Phase 2 clinical trial of CRLX101 as monotherapy for patients with advanced non-small cell lung cancer who had progressed through one or two prior regimens of chemotherapy;

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	prospective clinical trial sites may be unwilling to participate in one or more of our combination clinical trials due to a perceived difficulty in obtaining reimbursement from managed care plans, Government, or other third party payors;

•	patients who enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	we may have to suspend or terminate clinical trials of our product we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

•	the FDA or comparable non-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies;

•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us will increase if we experience delays in testing or pursuing marketing approvals and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, we may not achieve our clinical development on our anticipated timeline, or at all, and our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for CRLX101 or any of our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays may also delay or jeopardize our ability to commence sales and generate revenues from our product candidates. Any of the foregoing could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

We may request priority review by the FDA for CRLX101 and may also do so for our other product candidates in the future. The FDA may not grant priority review for CRLX101 or any of our other product candidates. Moreover, even if the FDA designated such products for priority review, that designation may not lead to a faster regulatory review or approval process and, in any event, would not assure FDA approval.

We may be eligible for priority review designation for our product candidates, including CRLX101, if the FDA determines such product candidates offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for CRLX101 if and when we submit an NDA for CRLX101. Our current clinical development timeline assumes CRLX101 will receive priority review. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Thus, while the FDA has granted priority review to other oncology products, CRLX101 may not receive similar designation. Moreover, even if CRLX101 or one of our other product candidates is designated for priority review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review/approval cycle or thereafter.

We believe we may in some instances be able to secure approval from the FDA or comparable non-U.S. regulatory authorities to use accelerated development pathways. If unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.

We anticipate that we may seek an accelerated approval pathway for certain of our product candidates. For example, with respect to our development of CRLX101 for the treatment of neoadjuvant rectal cancer, we currently plan to commence a Phase 2 randomized clinical trial by the end of 2014 and to have pathologic complete response data available by late 2015. Assuming positive pathologic complete response data from this Phase 2 trial, we would expect to commence a Phase 3 trial and file an NDA for accelerated approval based on a surrogate endpoint in this Phase 3 trial. Pathologic complete response would be considered a surrogate endpoint under this approach. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking such accelerated approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that the FDA will agree that pathologic complete response is an appropriate surrogate endpoint or appropriate intermediate clinical endpoint for accelerated approval of CRLX101 for neoadjuvant rectal cancer. There can also be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., breakthrough therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other non-U.S. authorities could also require us conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for CRLX101 for neoadjuvant rectal cancer or any of our other product candidates would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Serious adverse events or undesirable side effects or other unexpected properties of CRLX101 or any of our other product candidates may be identified during development that could delay or prevent the product candidate’s marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any of our product candidates is associated with serious adverse events or undesirable side effects or has properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Both camptothecin, the anti-cancer payload of CRLX101, and docetaxel, the anti-cancer payload of CRLX301, have been associated with toxicities. These toxicities led to discontinuation of the clinical development in the case of camptothecin and have led to dose adjustments, treatment discontinuation and extensive supportive care in the case of docetaxel. While we believe that our Dynamic Tumor Targeting Platform has the potential to improve the unfavorable adverse event profiles of both camptothecin and docetaxel, if this hypothesis is wrong and we experience side effects or other safety or toxicity issues in our ongoing clinical trials or in clinical trials we conduct in the future, whether due to the inclusion of camptotechin or docetaxel or another therapeutic as the anti-cancer payload in our nanopharmaceuticals or otherwise, we may not receive approval to market, or achieve the commercial success we anticipate with respect to, any of our product candidates, which could prevent us from ever generating revenues or achieving profitability. In addition, our Dynamic Tumor Targeting Platform may have other limitations with respect to targeting tumors and limiting exposure of normal tissue to our nanopharmaceuticals’ anti-cancer payload. For example, liver tissue has pore sizes that are generally larger than other normal tissue, and therefore, our nanopharmaceuticals may preferentially concentrate in the liver.

We may not be successful in our efforts to identify or discover additional potential product candidates.

A significant portion of the research that we are conducting involves the development of new nanopharmaceuticals based on our Dynamic Tumor Targeting Platform. The drug discovery that we are conducting using our Dynamic Tumor Targeting Platform may not be successful in creating compounds that have commercial value or therapeutic utility. Our research programs may initially show promise in creating potential product candidates, yet fail to yield viable product candidates for clinical development for a number of reasons, including:

•	newly designed nanopharmaceuticals may not demonstrate satisfactory efficacy or other benefits, either alone or in combination with other therapeutics; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

Our research programs to identify new product candidates will require substantial technical, financial and human resources. We may be unsuccessful in our efforts to identify new potential product candidates. In addition, we may focus our efforts and resources on one or more potential product candidates that ultimately prove to be unsuccessful.

If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a product. Even if CRLX101 or any of our other product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of CRLX101 or any of our other product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability to offer the product for sale at competitive prices;

•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products and other therapies;

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	potential product liability claims.

The potential market opportunities for our product candidates are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;

•	we may be required to recall the drug or change the way the drug is administered;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the drug may become less competitive; and

•	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

If we are unable to establish sales, marketing and distribution capabilities or enter into acceptable sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates that we develop, if and when those product candidates are approved.

We do not have a sales, marketing or distribution infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. If approved, we expect to commercialize our lead product candidates in the United States directly with a small and highly focused commercialization organization. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We expect that we will commence the development of these capabilities prior to receiving approval of any of our product candidates. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. Such a delay may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

We expect to seek one or more strategic partners for commercialization of our product candidates outside the United States. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales and marketing capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.

We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to CRLX101, CRLX301 and any other of our product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of cancer. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

All of the top ten global pharmaceutical companies and most of the mid-size pharmaceutical companies have a strong research and development and commercial presence in oncology. Smaller companies also focus on oncology, including companies such as ARIAD Pharmaceuticals, Inc., Agios Pharmaceuticals, Inc., BIND Therapeutics, Inc., Clovis Oncology, Inc., Endocyte, Inc., Epizyme, Inc., ImmunoGen, Inc., Incyte Corporation, Infinity Pharmaceuticals, Inc., MacroGenics, Inc., Merrimack Pharmaceuticals, Inc., OncoMed Pharmaceuticals, Inc., Onconova Therapeutics, Inc., Pharmacyclics, Inc., Puma Biotechnology, Inc., Seattle Genetics, Inc. and TESARO, Inc.

Several companies are marketing and developing oncology products. Companies with marketed nanopharmaceutical oncology products include Celgene Corporation (Abraxane indicated for breast cancer, NSCLC and pancreatic cancer) and Spectrum Pharmaceuticals (Marqibo® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia). Companies with nanopharmaceutical oncology product candidates in clinical development include BIND Therapeutics, Inc. (BIND 014 for NSCLC and metastatic castration-resistant prostate cancer), Celator Pharmaceuticals, Inc. (CPX-351 for acute myeloid leukemia), Celsion Corporation (ThermoDox® (lyso-thermosensitive liposomal doxorubicin) for solid tumors), Cytimmune Sciences, Inc. (CYT-6091 for oncology and autoimmune diseases) and Supratek Pharma Inc. (SP1049C for solid tumors). In addition, at least two companies have clinical-stage oncology product candidates that are irinotecan reformulations: Merrimack Pharmaceuticals’ liposomal irinotecan (MM-398 for pancreatic and colorectal cancer) and Nektar Therapeutics’ etirinotecan pegol (NKTR102 for breast cancer).

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products before we are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If the FDA or comparable non-U.S. regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug may be typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases in which such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. While we believe that CRLX101 and certain of our other nanopharmaceutials would be treated as new chemical entities by the FDA and, therefore, if approved, should be afforded five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

CRLX301 is, and any additional product candidate that we may develop in the future may be, a nanopharmaceutical that includes a generically available therapeutic as its anti-cancer payload. If physicians and/or third party payors do not believe our product offers substantial advantages over other therapies incorporating the same generic anti-cancer payload, we may not be able to successfully commercialize our product.

Although we have intellectual property rights, including composition of matter patents, covering our product candidates, if approved, we expect that our product candidates will compete in the same indications against other nanoparticles and delivery platforms incorporating the same generic therapeutics. In particular, if any of our product candidates is approved and becomes commercially successful, other companies may intensify their efforts to develop a competing product that includes the corresponding generic therapeutic. If physicians, rightly or wrongly, do not believe that a product that we develop offers substantial advantages over another nanoparticle or delivery platform incorporating the same generic therapeutic, physicians might not prescribe our product. In addition, third party payors might refuse to provide reimbursement for a product that we develop when another nanoparticle or delivery platform incorporating the same generic therapeutic offers a cheaper alternative therapy in the same indication, or might otherwise encourage use of another nanoparticle or delivery platform incorporating the same generic therapeutic over our product, even if our product possesses favorable pharmaceutical properties.

Even if we are able to commercialize any product candidate that we develop, the product may become subject to unfavorable pricing regulations, third party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish and maintain pricing sufficient to realize a meaningful return on our investment.

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize CRLX101 or any other product candidate will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable non-U.S. regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

Although we maintain general liability insurance of $2.0 million in the aggregate, umbrella insurance in the amount of $3.0 million in the aggregate and clinical trial liability insurance of $5.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct ISTs of some of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We rely on academic institutions to conduct and sponsor clinical trials relating to some of our product candidates. We do not control the design or administration of ISTs, and our reliance on third parties to conduct the ISTs could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

Such arrangements provide us with certain information rights with respect to the ISTs, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we do not control the timing and reporting of the data from ISTs, nor do we own the data from the ISTs. For example, patient enrollment has been slower than we anticipated in the randomized Phase 2 IST comparing CRLX101 as monotherapy to Hycamtin® (topotecan) in advanced small cell lung cancer at the University of Chicago. However, because we are not the sponsor of this trial, we do not control the administration of the trial and have limited or no ability to assist or support patient enrollment. Moreover, if we are unable to confirm or replicate the results from the ISTs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our drug candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our drug candidates, or if the data proves to be inadequate, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

The FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by ISTs, or our interpretation of preclinical, manufacturing or clinical data from ISTs. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials. Moreover, there will be no independent review of the results of the ISTs. Therefore, the investigators may interpret the results of the ISTs more favorably than an independent review would.

Moreover, ISTs of our product candidates may continue even after we commence company-sponsored trials in the same or different indications. To the extent the results of these ISTs are inconsistent with, or different from, the results of our company-sponsored trials, the FDA or a non-U.S. regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such other non-U.S. regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of the applicable product candidate.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on third party clinical research organizations, or CROs, to conduct our clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate the agreement at any time. If we are required to enter into alternative arrangements because of any such termination the introduction of our product candidates to market could be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may seek third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate manufacturing facilities for the production of clinical quantities of CRLX101 or CRLX301 and have limited personnel with manufacturing experience. We currently rely on and expect to continue to rely on third party contract manufacturers to manufacture supplies of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval.

CRLX101 and CRLX301 must be manufactured through complex, multi-step synthesis processes that are time-consuming and involve special conditions at certain stages. Drug substance manufacture requires high potency containment, and drug product manufacture requires high potency containment under aseptic conditions (i.e., sterile manufacture). In 2013, we experienced a batch contamination issue with the manufacture of a batch of CRLX301 drug substance, and the process of obtaining a new batch has taken several months and is not yet complete. Any additional performance failures on the part of our existing or future manufacturers could delay clinical development or marketing approval of our product candidates. Although we currently have backup suppliers for several stages of the manufacturing process, we rely on one supplier for each stage of this process. If our current contract manufacturers cannot perform as agreed, or become unavailable to us for any reason, we may be required to replace such manufacturers. Our agreements with our third party manufacturers can be terminated by us or such manufacturers on short notice. If any of our existing manufacturers should become unavailable to us for any reason, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing supplier of drug substance or an alternative supplier would be capable of continuing to produce drug substance in commercial quantities, we will need to identify a third-party manufacturer capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market CRLX101 or any other product candidate or may be delayed in doing so.

Even if we are able to establish such arrangements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

CRLX101, CRLX301 and any other products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

In addition, we generally rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that are used in the manufacture of our drugs. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not issue as patents that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our owned or licensed issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. The Leahy-Smith Act includes provisions that affect the way patent applications are prosecuted and affect patent litigation. The United States Patent and Trademark Office, or PTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act. However, many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or licensed patent applications and the enforcement or defense of our owned or licensed issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to third party preissuance submissions of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file or participate in infringement claims, which can be expensive and time consuming. Any claims we or our licensors assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensor is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly.

CRLX101 and certain aspects of our platform technology are protected by patents assigned by or exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

We are a party to several license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses from Calando Pharmaceuticals, Inc., or Calando, and California Institute of Technology, or Caltech and have been assigned certain patents from Calando for CRLX101, CRLX301 and cyclodextrine polymer-based, or CDP-based, product candidates. We also hold an exclusive license from the State University of New York, or SUNY, related to taxane-containing nanopharmaceuticals, such as CRLX301. In addition, we hold an exclusive license from the Massachusetts Institute of Technology, or MIT, for polymeric nanopharmaceutical-based, or PNP-based, product candidates. We are likely to enter into additional license agreements as part of the development of our business in the future. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.

Our licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability.

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. For example, in March 2014, Calando entered Chapter 7 bankruptcy and, as a result, the intellectual property rights we have obtained from Calando are subject to potential risks that may arise in connection with bankruptcy. For instance, while our ability to develop and/or commercialize our current product candidates and our ability to utilize our platform are not dependent on the rights that we license from Calando, our license agreements with Calando could be rejected in connection with Calando’s bankruptcy, in which case, we could, subject to elections and other rights and defenses that may be available to us, lose certain rights granted to us under such licenses.

In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our intellectual property agreements and might therefore terminate the intellectual property agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these intellectual property agreements. If our intellectual property agreements are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our intellectual property agreements are terminated, our former licensors and/or assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. For example, under our agreements with Calando, which relate to CRLX101 and our CDP platform, if we fail to meet our payment obligations and do not adequately cure such failure, or if we terminate one or both of these agreements, other than for specified safety concerns, we are required to grant Calando an exclusive (even as to Cerulean), royalty-free license under the patent rights assigned pursuant to such terminated agreement and to assign the related IND to Calando. Moreover, if we fail to meet our diligence obligations under one or both of our agreements with Calando, Calando may convert the license to a non-exclusive license, and we will be required to grant Calando a non-exclusive license under the patent rights assigned to us pursuant to such terminated agreement. This could have a material adverse effect on our competitive business position and our business prospects.

If we fail to comply with our obligations in our intellectual property agreements with third parties, we could lose rights that are important to our business.

We are party to five intellectual property agreements that impose, and we may enter into additional intellectual property agreements that may impose, various diligence, milestone payment, royalty and other obligations on us. Under our existing intellectual property agreements, we are obligated to pay royalties on the net sales of product candidates or related technologies to the extent they are covered by the agreement. We also have diligence and development obligations under those agreements. If we fail to comply with our obligations under current or future intellectual property agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by the agreement or face other penalties under the agreement. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

Some intellectual property which we have licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we have licensed may have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the MIT agreement, and which are relevant to our PNP-based nanopharmaceuticals, may have been generated using United States government funds. In addition, some of the intellectual property rights licensed to us under the SUNY agreement and which are relevant to taxane containing nanopharmaceuticals such as CRLX301 may have been generated using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in our current or future PNP-based products or in CRLX301 pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

We currently do not plan to apply for additional United States government funding, but if we do, and we discover compounds or drug candidates as a result of such funding, intellectual property rights to such discoveries may be subject to the applicable provisions of the Bayh-Dole Act.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in timely obtaining such an agreement with each party who in fact develops intellectual property that we regard as our own. Even if timely obtained, such agreements may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, we may lose valuable intellectual property rights or personnel, in addition to paying monetary damages. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Even if we are successful in prosecuting such claims, any remedy awarded may be insufficient to fully compensate us for the improper disclosure or misappropriation. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Our product candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Even if we obtain marketing approval for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	litigation involving patients taking our products;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products, if approved, to be cost-effective compared to other available therapies, they may not cover our product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to realize a meaningful return on our investment. The United States government, state legislatures and non-U.S. governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products, if approved.

As a result, the marketability of our products, if approved, could suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

More recently, in March 2010, President Obama signed into law the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of our products, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the scientific, business development and clinical expertise of Dr. Oliver Fetzer, our chief executive officer, Mr. Christopher Guiffre, our chief business officer, and Dr. Edward Garmey, our chief medical officer, as well as other principal members of our management, scientific and clinical teams. The loss of this expertise could impede the achievement of our goals. Any of our employees may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to our Common Stock

The market price of our common stock may be volatile and fluctuate substantially.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated results from and any delays in our clinical trials, including the ongoing ISTs of CRLX101, our planned Phase 2 and Phase 3 clinical trials of CRLX101 or our planned Phase 1 clinical trial of CRLX301, as well as results of regulatory reviews relating to the approval of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	failure or discontinuation of any of our development programs;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	commencement or termination of any collaboration or licensing arrangement;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;

•	results of clinical trials of product candidates of our competitors;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of healthcare payment systems;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

We believe that as of May 19, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 68% of our common stock. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Of the approximately 20.1 million shares of our common stock outstanding as of May 19, 2014, approximately 10.6 million shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our IPO or under stock option or restricted stock agreements or an investor rights agreement entered into between us and the holders of those shares. These restrictions are due to expire on October 7, 2014, resulting in these shares becoming eligible for public sale on October 8, 2014 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

Moreover, holders of an aggregate of approximately 7.6 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in Securities Act registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market, subject to the lock-up arrangements described above.

An active trading market for our common stock may not be sustained.

In April 2014, we closed our initial public offering. Prior to this offering, there was no public market for our common stock. Although we have completed our initial public offering and shares of our common stock are listed and trading on The NASDAQ Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	providing only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. We expect that we will need to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. Overall, we estimate that our incremental costs resulting from operating as a public company may be between $2.0 million and $4.0 million per year.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Furthermore, our loan and security agreement with Lighthouse Capital prohibits us from paying any dividends without the prior written consent of Lighthouse Capital. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Provisions in our certificate of incorporation, our by-laws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation, our bylaws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	a classified board of directors so that not all members of our board are elected at one time;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our board of directors to make, alter or repeal our by-laws; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

In addition, we are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On January 10, January 15, January 16 and January 27, 2014, pursuant to the terms of our 2007 Stock Incentive Plan, we granted to certain of our employees and directors options to purchase an aggregate of 78,924; 27,572; 8,998 and 44,116 shares, respectively, of our common stock, at an exercise price of $10.59 per share. The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

On February 14, 2014 and March 6, 2014, we issued and sold an aggregate of $8.5 million in principal amount of convertible promissory notes to existing investors and a new investor. No underwriters were involved in the issuances of the convertible promissory notes. The notes were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchasers of the convertible promissory notes represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the notes. These notes converted into shares of our common stock in connection with our initial public offering at 77.5% of the initial public offering price, or $5.43 per share.

Use of Proceeds

On April 15, 2014, we completed our initial public offering, or our IPO, in which we issued and sold 8,500,000 shares of our common stock at a public offering price of $7.00 per share, for aggregate gross proceeds of $59.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-194442), which was declared effective by the SEC on April 10, 2014. Leerink Partners LLC acted as book-running manager of the offering and as representatives of the underwriters. Canaccord Genuity Inc., JMP Securities LLC and Wedbush Securities Inc. acted as co-managers for the offering. The offering commenced on April 10, 2014 and did not terminate until the sale of all of the shares offered.

On May 2, 2014, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement relating to our IPO. On May 7, 2014, we closed the underwriters’ over-allotment option and sold 1,069,715 shares to the public as a price of $7.00 per share, for aggregate gross proceeds of $7.5 million.

The net offering proceeds to us, after deducting underwriting discounts of $3.9 million and offering expenses payable by us totaling $2.9 million, were approximately $60.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2014.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: May 27, 2014	By:	/s/ Christopher D.T. Guiffre
Christopher D.T. Guiffre, J.D.
Senior Vice President and Chief Business Officer
(principal financial officer)

Date: May 27, 2014	By:	/s/ Karen L. Roberts
Karen L. Roberts
Senior Vice President, Finance and Administration
(principal accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

3.1	Restated Certificate of Incorporation	8-K	001-36395	April 16, 2014	3.1

3.2	Amended and Restated By-Laws	8-K	001-36395	April 16, 2014	3.2

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith