Form 10-Q
period 2014-06-30
Cerulean Pharma Inc.
filed 2014-08-12
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on August 8, 2014: 20,124,764

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$64,271,000	$5,488,000
Accounts receivable, prepaid expenses, and other current assets	1,123,000	959,000

Total current assets	65,394,000	6,447,000
Property and equipment — Net	221,000	245,000
Other assets	124,000	135,000

Total	$65,739,000	$6,827,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of loan payable	$3,274,000	$3,134,000
Convertible promissory notes payable to shareholders	—	8,824,000
Accounts payable	579,000	914,000
Accrued expenses	2,110,000	2,274,000

Total current liabilities	5,963,000	15,146,000

Long-term liabilities:
Loan payable — net of current portion	1,451,000	3,124,000
Preferred stock warrant liability	—	928,000
Noncurrent accrued interest	503,000	391,000
Other	14,000	12,000

Total long-term liabilities	1,968,000	4,455,000

Redeemable convertible preferred stock	—	81,525,000

Commitments
Stockholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.0001 par value; 120,000,000 shares designated, 20,123,013 and 785,531 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,000	—
Additional paid-in capital	166,562,000	4,140,000
Accumulated deficit	(108,756,000)	(98,439,000)

Total stockholders’ equity (deficit)	57,808,000	(94,299,000)

Total	$65,739,000	$6,827,000

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$33,000	$—	$80,000	$—

Operating expenses:
Research and development	2,648,000	3,195,000	4,143,000	6,674,000
General and administrative	2,029,000	1,392,000	3,539,000	3,364,000

Total operating expenses	4,677,000	4,587,000	7,682,000	10,038,000

Other income (expense):
Interest income	2,000	—	3,000	1,000
Interest expense	(268,000)	(326,000)	(729,000)	(679,000)
Loss on extinguishment of debt	(2,493,000)	—	(2,493,000)	—
Decrease in value of preferred stock warrant liability	—	20,000	504,000	251,000

Total other (expense) — net	(2,759,000)	(306,000)	(2,715,000)	(427,000)

Net loss	$(7,403,000)	$(4,893,000)	$(10,317,000)	$(10,465,000)

Net loss per common share:
Basic and diluted	$(0.44)	$(7.96)	$(1.17)	$(17.05)

Weighted-average common shares outstanding:
Basic and diluted	16,883,716	614,662	8,835,351	613,754

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,317,000)	$(10,465,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	343,000	443,000
Noncash rent expense	2,000	(9,000)
Change in carrying value of preferred stock warrant liability	(504,000)	(251,000)

Depreciation and amortization	63,000	121,000
Loss (gain) on disposal of property and equipment	(30,000)	1,000
Loss on extinguishment of debt	2,493,000	—
Noncash interest expense	229,000	315,000
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(174,000)	(85,000)
Accounts payable	(335,000)	860,000
Accrued expenses	335,000	(1,053,000)

Net cash used in operating activities	(7,895,000)	(10,123,000)

Cash flows from investing activities:
Purchases of property and equipment	(38,000)	(5,000)
Proceeds from sale of property and equipment	40,000	—

Net cash provided by (used in) investing activities	2,000	(5,000)

Cash flows from financing activities:
Proceeds from sale of common stock	133,000	16,000
Proceeds from issuance of convertible promissory notes, net	8,322,000	—
Payments on loans payable	(1,640,000)	(1,511,000)
Proceeds from initial public offering, net	59,861,000	—

Net cash provided by (used in) financing activities	66,676,000	(1,495,000)

Net increase (decrease) in cash and cash equivalents	58,783,000	(11,623,000)
Cash and cash equivalents — Beginning of period	5,488,000	16,707,000

Cash and cash equivalents — End of period	$64,271,000	$5,084,000

Supplemental disclosures of noncash investing and financing activities:

Conversion of redeemable convertible preferred stock into common stock	$81,525,000	$—

Conversion of convertible notes and accrued interest into common stock, net	$20,138,000	$—

Reclassification of warrants to additional paid in capital	$424,000	$—

Supplemental cash flow information — Interest paid	$234,000	$364,000

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005 as a Delaware corporation and is located in Cambridge, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases. During 2013, the Company formed a wholly-owned subsidiary, Cerulean Pharma Australia Pty Ltd, as an Australian-based proprietary limited company. The activity in the subsidiary to date has been insignificant.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013 and notes thereto, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2014 (the “Prospectus”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of its operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

On April 15, 2014, the Company completed the sale of 8,500,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $7.00 per share. On May 7, 2014 the Company completed the sale of an additional 1,069,715 shares of common stock at a price to the public of $7.00 per share under a partial exercise by the underwriters of their option to purchase additional shares of common stock. The sale of the shares to public resulted in net proceeds of $59.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In preparation for the IPO, the Company’s board of directors and stockholders approved a 1- for-14.5074 reverse stock split of the Company’s common stock effective March 31, 2014. All share and per share amounts in the consolidated financial statements contained herein and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock and convertible notes automatically converted into shares of common stock as of April 15, 2014, resulting in the issuance by the Company of an additional 9,728,237 shares of common stock. The significant increase in shares outstanding in April 2014 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

In connection with the completion of the IPO on April 15, 2014, the Company’s outstanding warrants to purchase 1,857,226 shares of the Company’s preferred stock automatically converted into warrants to purchase an aggregate of 128,663 shares of the Company’s common stock and, as a result, the Company reclassified the warrant liability to additional paid-in capital.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Prospectus.

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)

No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This accounting standard eliminates all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing such information. The Company will no longer be required to present inception-to-date information. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2014, with early adoption permitted. The Company has elected to early adopt the ASU for its June 30, 2014 financial statements. The Company’s adoption of this standard as of June 30, 2014 did not have a material impact on the Company’s consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

3.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods in which the Company earns net income, the Company would allocate participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s preferred stock participated in dividends declared by the Company and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods in which the Company earns net income. During periods in which the Company incurs a net loss, the Company allocates no portion of the loss to participating securities because they had no contractual obligation to share in the losses of the Company. The Company computes diluted loss per common share after giving consideration to the dilutive effect of stock options, warrants and shares of unvested restricted stock that are outstanding to the period, except where the inclusion of such nonparticipating securities would be antidilutive.

The Company has reported a net loss for all periods presented and therefore, diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities that were outstanding, prior to the use of the two-class method, have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of June 30, 2014	As of June 30, 2013
Options to purchase common stock	1,755,786	1,111,611
Warrants to purchase redeemable convertible preferred stock	—	128,663
Warrants to purchase common stock	128,663	—
Redeemable convertible preferred stock	—	6,992,694

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of June 30, 2014	As of December 31, 2013
Accrued expenses	$332,000	$379,000
Accrued clinical trial costs	983,000	610,000
Accrued contract manufacturing expenses	311,000	433,000
Accrued interest	—	234,000
Accrued compensation and benefits	484,000	618,000

Total accrued expenses	$2,110,000	$2,274,000

5.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

In August of 2013, the Company issued convertible promissory notes in the amount of $8,824,000, to existing investors, with a stated interest rate of 7%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the Company’s IPO on April 15, 2014.

In 2014, the Company issued convertible promissory notes in the aggregate amount of $6,000,000 to existing investors and a convertible promissory note in the amount of $2,500,000 to a new investor. All the notes had a stated interest rate of 7%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the Company’s IPO on April 15, 2014, at a conversion price equal to 77.5% of the IPO price. The Company recorded a loss on the extinguishment of the notes of $2,493,000 in April of 2014, equal to the difference between the fair value of the shares into which the notes converted and the carrying amount of the notes upon the closing of the Company’s IPO.

6.	STOCK OPTION PLAN

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$63,000	$213,000	$116,000	$270,000
General and administrative	133,000	76,000	227,000	173,000

Total	$196,000	$289,000	$343,000	$443,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the table below, except for the performance-based option grants. The fair value of the performance-based options were determined by utilizing a Monte Carlo model to simulate a wide range of possible future stock prices for the Company’s common stock.

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and directors in exchange for board services during the three and six months ended June 30, 2014 and the six months ended June 30, 2013 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014	2013
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.93%-1.97%	1.83%-2.00%	1.09%
Expected volatility	59%	59%-60%	79%
Expected dividend rate	— %	— %	— %

A summary of stock option activity for employee, directors and nonemployee awards under all equity and stock option plans during the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2014	1,062,694	$3.98	7.2	$7,028,000
Granted	745,910	$6.81
Exercised	(39,530)	$3.34
Forfeited	(13,288)	$7.35

Outstanding — June 30, 2014	1,755,786	$5.18	8.1	$1,789,000

Options expected to vest — June 30, 2014	1,047,066	$5.72	9.3	$693,000

Options exercisable — June 30, 2014	655,945	$4.27	6.1	$1,061,000

The weighted-average per share grant date fair value of options granted during the three and six months ended June 30, 2014 was $3.24 and $3.82, respectively. The Company did not grant any stock options during the three months ended June 30, 2013. The weighted-average per share grant date fair value of options granted during the six months ended June 30, 2013 was $2.67.

The Company has recorded stock-based compensation expense related to nonemployee awards of $12,000 and $13,000 for the three months ended June 30, 2014 and 2013, respectively, and $24,000 and $22,000 for the six months ended June 30, 2014 and 2013, respectively. The compensation expense related to the nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three months ended June 30, 2014 and 2013 were as follows: risk-free rate of 2.03% to 2.48% and 1.19% to 2.06%, respectively, estimated volatility of 55% to 59% and 55% to 56%, respectively, remaining contractual life of seven years and no expected dividends. The Black-Scholes assumptions used to estimate fair value for the six months ended June 30, 2014 and 2013 were as follows: risk-free rate of 2.03% to 2.48% and 1.11% to 2.06%, respectively, estimated volatility of 55% to 59% and 55% to 79%, respectively, remaining contractual life of seven years and no expected dividends. The Company did not grant any nonemployee stock option grants for the six months ended June 30, 2014 and 2013, except for a performance award grant in the 2013 period, to the board chairman for non-board related services.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2014 and December 31, 2013, is as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Money market funds	$64,135,000	$—	$64,135,000	$—
December 31, 2013
Money market funds	$5,233,000	$—	$5,233,000	$—
Preferred stock warrant liability	928,000	—	—	928,000

The loan agreements are Level 2 measurements in the fair value hierarchy.

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

The reconciliation of the Company’s preferred stock warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2012	$7,000	$500,000	$623,000	$1,130,000
Decrease in fair value recorded in other income	(3,000)	(135,000)	(113,000)	(251,000)

Balance — June 30, 2013	$4,000	$365,000	$510,000	$879,000

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2013	$4,000	$386,000	$538,000	$928,000
Decrease in fair value recorded in other income	(2,000)	(227,000)	(275,000)	(504,000)
Conversion to common stock warrants	(2,000)	(159,000)	(263,000)	(424,000)

Balance — June 30, 2014	$—	$—	$—	$—

The Company’s warrants were valued using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

December 31, 2013
Expected life	4-8 years
Risk-free interest rate	2.29%-2.90%
Expected volatility	64%-65%
Expected dividend rate	— %

The preferred stock warrant liability was reclassified into additional paid-in capital at its fair value in connection with the IPO on April 15, 2014.

8.	INCOME TAXES

The Company did not record a federal or state income tax benefit for the Company’s losses for the three and six months ended June 30, 2014 and 2013 due to the Company’s conclusion that the valuation allowance is required.

9.	RELATED PARTY TRANSACTIONS

In April 2014, the Company converted convertible promissory notes held by existing investors to common shares, as described in Note 5.

In April 2014, the Company converted all outstanding shares of the Company’s preferred stock held by existing investors into 6,826,004 shares of the Company’s common stock.

In April 2013, the Company entered into a laboratory, equipment sharing, services and license agreement with an entity affiliated with one of the Company’s directors. This agreement was terminated on April 1, 2014 and at June 30, 2014, $4,000 was included in accounts receivable, prepaid expenses and other assets in connection with this agreement. On April 1, 2014, the Company sold used equipment to this entity and received proceeds for sale of equipment of $30,000 from such sale.

10.	SUBSEQUENT EVENT

On July 11, 2014, the Company signed a lease amendment to expand its leased premises at 840 Memorial Drive, Cambridge, Massachusetts, by approximately 8,628 rentable square feet. The amendment has a commencement date of July 15, 2014 and the lease expires on February 29, 2016. Total base rent for the additional rented space through the end of the lease term amounts to $514,000.

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

Overview

We are a clinical-stage oncology-focused company applying our proprietary dynamic tumor targeting platform to develop differentiated therapies. Our nanoparticle-drug conjugate product candidates consist of proprietary polymers that are covalently linked to anti-cancer therapeutics, or payloads. We believe these nanoparticle-drug conjugates dynamically target tumors by exploiting the leakiness of new blood vessels in tumors as an entry portal into tumor tissue, followed by active uptake into tumor cells and the sustained release of the anti-cancer payload inside the tumor cells.

We have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through June 30, 2014, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock, net proceeds of $59.9 million from sales of our shares to the public, $17.3 million in proceeds from our sale of convertible promissory notes, and $10.0 million in proceeds from borrowings under our loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital.

We have never been profitable and have incurred significant operating losses since our incorporation. As of June 30, 2014, we had an accumulated deficit of $108.8 million. We incurred net losses of approximately $7.4 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, and $10.3 million and $10.5 million and for the six months ended June 30, 2014 and 2013, respectively.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates from discovery through preclinical studies and clinical trials, and as we seek regulatory approval for, and eventually commercialize, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We will need to raise additional capital in the future to support our expenses and operating activities.

Recent Developments

On April 15, 2014, we completed the sale of 8,500,000 shares of common stock in our initial public offering at a price to the public of $7.00 per share. On May 7, 2014, we completed the sale of an additional 1,069,715 shares of common stock at a price to the public of $7.00 per share, pursuant to a partial exercise by the underwriters of their option to purchase additional shares of common stock. The sale of the shares to the public resulted in net proceeds of $59.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In addition, each of the following occurred in the second quarter of 2014 in connection with the completion of our IPO on April 15, 2014:

•	the conversion of all outstanding shares of convertible preferred stock into 6,826,004 shares of our common stock;

•	the conversion of $17.8 million of outstanding principal and accrued interest on convertible notes into 2,902,233 shares of our common stock; and

•	the conversion of warrants to purchase 1,857,226 shares of convertible preferred stock warrants to purchase 128,663 shares of our common stock and our reclassification of the $0.4 million warrant liability to additional paid-in capital.

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

Research and Development Expenses

Research and development expense consists of costs incurred in connection with the discovery and development of our nanoparticle-drug conjugate platform and our product candidates. These expenses consist primarily of:

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue to support multiple clinical trials of CRLX101, initiate and continue clinical testing of CRLX301 and advance our earlier-stage research and development projects.

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is an unaudited summary of our research and development expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

CRLX101	$1,875	$1,301	$2,768	$2,978
CRLX301	360	1,004	524	1,856
Nanoparticle-drug conjugate platform	233	697	514	1,391
Overhead	180	193	337	449

Total research and development expense	$2,648	$3,195	$4,143	$6,674

The following summarizes our research and development programs.

CRLX101

We have initiated a randomized, Phase 2 clinical trial of CRLX101 in combination with Avastin® in patients with relapsed renal cell carcinoma. We are supporting a Phase 2 investigator-sponsored trial, (or “IST”) of CRLX101 as monotherapy in patients with relapsed ovarian cancer and a Phase 2 IST of CRLX101 in combination with Avastin in patients with relapsed platinum-resistant ovarian cancer. Assuming positive results from the IST in relapsed ovarian cancer of CRLX101 in combination with Avastin, we expect to initiate, in 2015, a Phase 2 randomized clinical trial of CRLX101 in combination with Avastin in this indication. We are supporting a Phase 1b/2 IST of CRLX101 in combination with chemoradiotherapy, consisting of capecitabine and radiotherapy, in patients with early stage rectal cancer (typically non-metastatic) being treated in a neoadjuvant setting, and, assuming favorable results from this trial, we expect to commence a randomized, Phase 2 clinical trial of CRLX101 in combination with chemoradiotherapy in this indication in 2015. We refer to this form of treatment as neoadjuvant therapy, and we refer to patients who receive neoadjuvant therapy as patients with neoadjuvant rectal cancer.

We cannot accurately project future research and development expenses for our CRLX101 program because such expenses are dependent on a number of variables, including, among others, the cost and design of any additional clinical trials, the duration of the regulatory process and the results of any clinical trials.

Under our license agreement with Calando Pharmaceuticals, Inc., or “Calando”, pursuant to which we obtained rights to CRLX101, or the CRLX101 Agreement, we will be required to make regulatory and commercial milestone payments in an aggregate amount of up to $32.8 million to Calando upon the achievement of specified regulatory and commercial milestones. In addition, under the CRLX101 Agreement, if we, or one of our affiliates, sell CRLX101, we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection for CRLX101 at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando ranges from the low- to mid-double digits depending on the development stage of CRLX101 at the time we first provide or receive draft terms of a license arrangement with the third party that results in a license agreement.

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

Under our license agreement with Calando pursuant to which we obtained rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system, or the Platform Agreement, we will be required to pay a $250,000 clinical development milestone to Calando when we initiate our Phase 1 clinical trial of CRLX301. We intend to initiate the Phase 1 clinical trial and pay this milestone by the end of 2014. We may also be required to make regulatory and commercial milestone payments in an aggregate amount of up to $17.8 million to Calando upon the achievement of specified regulatory and commercial milestones. Further, under the Platform Agreement, if we, or one of our affiliates, sell CRLX301, we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection for CRLX301 at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando is in the low double digits.

Nanoparticle-drug conjugates

We expect that the expenses related to our nanoparticle-drug conjugate will continue to increase as we seek to identify additional targets for preclinical research and add personnel to these projects. We cannot accurately predict future research and development expenses for our nanoparticle-drug conjugate because such costs are dependent on a number of variables, including the success of preclinical studies on any such nanoparticle-drug conjugates.

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

Any change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the cost and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, or a comparable non-U.S. regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt is associated with the loss recorded on the conversion of the 2014 convertible notes, equal to the difference between the fair value of shares into which the notes converted and the carrying amount of the notes upon the closing of the Company’s IPO on April 15, 2014.

Change in Fair Value of Preferred Stock Warrant Liability

The preferred stock warrant liability is associated with warrants to purchase shares of our preferred stock issued to lenders and investors. The change in fair value consists of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option-pricing model. The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, April 15, 2014 to provide for the issuance of shares of common stock upon their exercise. The preferred stock warrant liability has been reclassed to additional paid-in capital as of April 15, 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2014	2013	Dollar	%
Revenue	$33	$—	$33	100%
Operating expenses:
Research and development	2,648	3,195	(547)	(17)%
General and administrative	2,029	1,392	637	46%

Loss from operations	(4,644)	(4,587)	(57)	(1)%
Other income/(expense), net	(2,759)	(306)	(2,453)	*

Net loss	$(7,403)	$(4,893)	$(2,510)	(51)%

*	Not meaningful

Revenue. Revenue for the three months ended June 30, 2014 was $33,000 compared to $0 for the three months ended June 30, 2013. We recorded revenue in 2014 in connection with a material transfer agreement. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology for research purposes.

Research and development. The following table summarizes our research and development expense by program for the three months ended June 30, 2014 and 2013, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2014	2013	Dollar	%
CRLX101	$1,875	$1,301	$574	44%
CRLX301	360	1,004	(644)	(64)%
Nanoparticle-drug conjugate platform	233	697	(464)	(67)%
Overhead	180	193	(13)	(6)%

Total research and development expense	$2,648	$3,195	$(547)	(17)%

Research and development expense for the three months ended June 30, 2014 was $2.7 million compared to $3.2 million for the three months ended June 30, 2013, a decrease of $0.5 million, or 17%. The $0.6 million increase in CRLX101 expense was primarily the result of initiating the randomized Phase 2 trial in renal cell carcinoma. Clinical trial expenses increased by $0.7 million due to setting up clinical sites and laboratories, contract research organization, or CRO, and investigator fees. These increases were offset by a decrease in IST clinical trial expenses and clinical consultant fees of $0.1 million. The decrease in spending on the CRLX301 program for the three months ended June 30, 2014 was the result of lower cost chemistry, manufacturing, and controls, or CMC, activities to complete material for the Phase 1 clinical trial compared to higher cost CMC development activities during the three months ended June 30, 2013. Expenses associated with our nanoparticle-drug conjugate platform decreased $0.5 million, mainly as a result of reduced staff in new discovery research as our primary emphasis shifted to the development of our existing product candidates.

General and administrative. General and administrative expense for the three months ended June 30, 2014 was $2.0 million compared to $1.4 million for the three months ended June 30, 2013, an increase of $0.6 million, or 43%. The increase was mainly due to the incremental costs of being a public company, including financial printing services associated with required filings, cash retainer fees paid to Board members, insurance for directors and officers, and increased recruitment fees.

Other income (expense), net. Other expense, net for the three months ended June 30, 2014 was $2.8 million compared to $0.3 million net expense for the three months ended June 30, 2013, an increase of $2.5 million. The increase in net expense primarily resulted from a loss incurred on the conversion of our 2014 convertible notes to common stock of $2.5 million.

Comparison of Six Months Ended June 30, 2014 and 2013 (Unaudited)

The following table summarizes our consolidated results of operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2014	2013	Dollar	%
Revenue	$80	$—	$80	*
Operating expenses:
Research and development	4,143	6,674	(2,531)	(38)%
General and administrative	3,539	3,364	175	5%

Loss from operations	(7,602)	(10,038)	2,436	24%
Other income/(expense), net	(2,715)	(427)	(2,288)	*

Net loss	$(10,317)	$(10,465)	$148	1%

*	Not meaningful

Revenue. Revenue for the six months ended June 30, 2014 was $80,000 compared to $0 for the six months ended June 30, 2013. We recorded revenue in 2014 in connection with two material transfer agreements. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology for research purposes.

Research and development. The following table summarizes our research and development expense by program for the six months ended June 30, 2014 and 2013, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2014	2013	Dollar	%
CRLX101	$2,768	$2,978	$(210)	(7)%
CRLX301	524	1,856	(1,332)	(72)%
Nanoparticle-drug conjugate platform	514	1,391	(877)	(63)%
Overhead	337	449	(112)	(25)%

Total research and development expense	$4,143	$6,674	$(2,531)	(38)%

Research and development expense for the six months ended June 30, 2014 was $4.1 million compared to $6.7 million for the six months ended June 30, 2013, a decrease of $2.6 million, or 38%. The decrease was reflected across all programs. The $0.2 million decrease in CRLX101 expense was primarily the result of a decrease in external research expenses of $0.1 million and a decrease in development expenses of $0.1 million. The decrease in spending on the CRLX301 program for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of our completion of development activities, such as investigational new drug, or IND, enabling studies and process development, early in 2013. Expenses associated with our nanoparticle-drug conjugate platform decreased $0.9 million, mainly as a result of reduced staff in new discovery research as our primary emphasis shifted to the development of our existing product candidates. The $0.1 million decrease in overhead expense was due mainly to a reduction in retainer-based advisory agreements and reduced depreciation expense.

General and administrative. General and administrative expense for the six months ended June 30, 2014 was $3.5 million compared to $3.4 million for the six months ended June 30, 2013, an increase of $0.1 million, or 3%. The increase was the result of a $0.1 million increase in stock-based compensation expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other income (expense), net. Other expense, net for the six months ended June 30, 2014 was $2.7 million compared to $0.4 million net expense for the six months ended June 30, 2013, an increase of $2.3 million. The increase in net expense primarily resulted from a loss incurred on the conversion of convertible debt to common stock of $2.5 million and a $0.1 million increase in interest expense. The increase was offset by a decrease of $0.3 million due to a decrease in the value of the preferred stock warrant liability.

Liquidity and Capital Resources

From our incorporation through June 30, 2014, we have raised an aggregate of $171.4 million to fund our operations, of which $84.2 million was from the sale of preferred stock, $59.9 million was from our initial public offering, $17.3 million was from the sale of convertible promissory notes, and $10.0 million was from borrowings under our loan and security agreement with Lighthouse Capital. As of June 30, 2014, we had cash and cash equivalents of approximately $64.3 million.

Indebtedness

In 2011, we entered into a loan and security agreement, or the “loan agreement”, with Lighthouse Capital. The loan agreement permitted us to borrow up to an aggregate principal amount of $10.0 million. We borrowed $5.0 million in March 2012 and an additional $5.0 million in August 2012. The loan agreement is secured by substantially all of our assets other than our intellectual property. We have also granted Lighthouse Capital a negative pledge with respect to our intellectual property, which, among other things, prohibits us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property. The loan agreement includes restrictive covenants that may restrict our ability to obtain further debt or equity financing. The aggregate principal amount outstanding under the loan agreement accrues interest at an annual rate of 8.25% and is payable in 36 monthly payments beginning on December 1, 2012, with a one-time final payment of 6% of the original principal amount due on December 1, 2015. As of June 30, 2014, there was $5.0 million in aggregate principal amount outstanding under the loan agreement.

In 2013, we issued and sold convertible promissory notes, or our 2013 convertible notes, in an aggregate principal amount of $8.8 million to certain of our stockholders. Our 2013 convertible notes accrued interest at an annual rate of 7%. In connection with the completion of our IPO on April 15, 2014, all principal and accrued interest under our 2013 convertible notes converted into an aggregate of 1,319,302 shares of our common stock, at the IPO price of $7.00 per share.

In 2014, we issued and sold convertible promissory notes, or our 2014 convertible notes, in an aggregate principal amount of $8.5 million to certain of our stockholders and one additional purchaser. The 2014 convertible notes accrued interest at an annual rate of 7%. In connection with the completion of our IPO on April 15, 2014, all principal and accrued interest under our 2014 convertible notes converted into an aggregate of 1,582,931 shares of our common stock, at 77.5% of the IPO per share price, or $5.43 per share.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical trial costs, legal and other regulatory expenses and general overhead costs.

We believe that our cash and cash equivalents as of June 30, 2014 will fund our operating expenses, debt service and capital expenditure requirements into the first quarter of 2016, which we expect will enable us to fund our planned randomized Phase 2 clinical trial of CRLX101 in combination with Avastin in relapsed renal cell carcinoma, to support the ongoing CRLX101 ISTs and to fund our planned Phase 1 clinical trial of CRLX301. We have based these estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we currently expect. If we achieve positive results from our ISTs in relapsed ovarian cancer and/or neoadjuvant rectal cancer, and determine to initiate randomized Phase 2 clinical trials, we will need to raise additional capital to complete those clinical trials. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(7,895)	$(10,123)
Net cash provided by (used in) investing activities	2	(5)
Net cash provided by (used in) financing activities	66,676	(1,495)

Net increase (decrease) in cash and cash equivalents	$58,783	$(11,623)

Net Cash Used in Operating Activities

The net use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2014 compared with $10.1 million for the six months ended June 30, 2013, a decrease of $2.2 million. The decrease primarily resulted from a $2.5 million decrease in research and development expense, offset by a $0.2 million increase in general and administrative expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $2,000 for the six months ended June 30, 2014 compared to $5,000 used in investing activities for the six months ended June 30, 2013. The change of $7,000 was due to the result of proceeds from the sale of property and equipment of $40,000 for the six months ended June 30, 2014 compared to no proceeds for the six months ended June 30, 2013. The proceeds were offset by purchases of additional research laboratory equipment and employee computers during the six months ended June 30, 2014 of $38,000 compared to similar purchases of $5,000 in the six months ended June 30, 2013.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $66.7 million during the six months ended June 30, 2014 compared to net cash used in financing activities of $1.5 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, we raised net proceeds of $59.9 million through our initial public offering and $8.3 million through the sale of convertible promissory notes. We repaid indebtedness under the loan agreement with Lighthouse Capital in the amount of $1.6 million during the six months ended June 30, 2014 compared to repayments of $1.5 million during the six months ended June 30, 2013. We received $0.1 million of proceeds from the exercise of common stock options for the six months ended June 30, 2014 compared to $16,000 for the six months ended June 30, 2013.

Contractual Obligations and Contingent Liabilities

On July 11, 2014, we signed a lease amendment to expand our leased premises at 840 Memorial Drive, Cambridge, MA, by approximately 8,628 rentable square feet. The amendment has a commencement date of July 15, 2014 and the lease expires on February 29, 2016. Total base rent for the additional rented space through the end of the lease term amounts to $514,000.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board, or the “FASB”, issued Accounting Standards Update, or “ASU,” No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This accounting standard eliminates all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing the information. We will no longer be required to present inception-to-date information. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2014, with early adoption permitted. We have elected to early adopt the ASU for our June 30, 2014 financial statements. Our adoption of this standard as of June 30, 2014 did not have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2014, we had cash and cash equivalents of approximately $64.3 million, consisting primarily of investments in United States Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since incorporation, we have incurred significant operating losses. As of June 30, 2014, we had an accumulated deficit of $108.8 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	initiate company-sponsored clinical trials of CRLX101, our most advanced product candidate, including single-arm trials and randomized trials;

•	support ongoing and any new investigator-sponsored clinical trials, or ISTs, of CRLX101;

•	initiate our planned Phase 1 clinical trial of CRLX301, our second most advanced product candidate;

•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	in the future, establish a sales, marketing and distribution infrastructure in the United States and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, regulatory, quality and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate planned clinical trials of CRLX101, continue to support ongoing and any new ISTs of CRLX101, prepare for and initiate a Phase 1 clinical trial of CRLX301 and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, the costs that may be required for the manufacture of any product candidate that receives marketing approval may be substantial, and manufacturing our nanoparticle-drug conjugates, or NDCs, for commercial sale will require expensive and specialized facilities, processes and materials. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to use the net proceeds from our IPO primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of CRLX101, CRLX301 and our other potential product candidates. The net proceeds from our IPO and our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake, such as our planned Phase 2 trial of CRLX101 in ovarian cancer and our planned Phase 2 trial of CRLX101 in patients with rectal cancer who are being treated through the administration of therapeutics prior to surgery (we refer to this form of treatment as neoadjuvant therapy and to patients who receive neoadjuvant therapy as patients with neoadjuvant rectal cancer), or to fund completion of clinical development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate and additional funding may not be available to us on acceptable terms or at all. If we elect to obtain any additional debt financing, our ability to do so may be limited by covenants we have made under our loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and our pledge to Lighthouse Capital of substantially all of our assets, other than our intellectual property, as collateral. We have also granted Lighthouse Capital a negative pledge with respect to our intellectual property, which, among other things, prohibits us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property. This negative pledge could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of June 30, 2014 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

As of June 30, 2014, we had $5.0 million of outstanding borrowings under our loan and security agreement with Lighthouse Capital, which we are required to repay in monthly installments through November 2015. We do not intend to use the net proceeds of our IPO to prepay any of these borrowings. We could in the future incur additional indebtedness beyond our borrowings from Lighthouse Capital.

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

In addition, we have never had a product candidate receive approval or clearance from the FDA or a non-U.S. regulatory authority. While the FDA has approved nanoparticles such as Doxil® (doxorubicin hydrochloride liposome injection) and Abraxane® (nab-paclitaxel), to our knowledge, the FDA has not yet approved a polymeric nanoparticle such as our NDCs, which are a new way of targeting tumors. The regulatory review process for novel product candidates, such as ours, can be more expensive and take longer than for product candidates based on more well-known or extensively studied technologies due to regulatory authorities’ lack of experience with them. As a result, we may be required to conduct additional studies and/or trials beyond those we anticipate and it may take us longer to develop and/or obtain regulatory approval for our product candidates, if any, than we expect.

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

We are currently focusing the clinical development of CRLX101 on combinations with Avastin in relapsed renal cell carcinoma and relapsed ovarian cancer and with capecitabine and radiotherapy in neoadjuvant rectal cancer and may focus on additional combinations in the future. If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with, Avastin, capecitabine, or any other therapeutic that we use in combination with CRLX101 in the future, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

There are ongoing ISTs evaluating CRLX101 (1) in combination with Avastin in patients with relapsed renal cell carcinoma, (2) in combination with Avastin in patients with relapsed ovarian cancer and (3) in combination with capecitabine (capecitabine) and radiotherapy in patients with neoadjuvant rectal cancer, have commenced a company-sponsored trial of CRLX101 in combination with Avastin in patients with relapsed renal cell carcinoma, and we expect to commence company-sponsored trials of CRLX101 in combination with Avastin in patients with relapsed ovarian cancer and in combination with capecitabine and radiotherapy in patients with neoadjuvant rectal cancer. Avastin is currently approved to treat various cancers, and the combination of capecitabine and radiotherapy is currently the standard of care in neoadjuvant rectal cancer in the United States. However, we did not develop or obtain regulatory approval for, and we do not manufacture or sell, Avastin or capecitabine. We may also seek to develop our product candidates in combination with other therapeutics in the future.

If the FDA revokes its approval of either Avastin or capecitabine, we will not be able to market CRLX101 in combination with such revoked therapeutic. If safety or efficacy issues arise with Avastin or capecitabine or any other therapeutics that we seek to combine with our product candidates in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if Avastin or capecitabine were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating CRLX101 in combination with Avastin or capecitabine, as applicable. If capecitabine and radiotherapy is replaced as the standard of care for treatment of neoadjuvant rectal cancer, the results, if any, of the ongoing IST or our planned company-sponsored clinical trial in neoadjuvant rectal cancer may be less meaningful, and the FDA may require us to conduct additional clinical trials of CRLX101 prior to any regulatory approval in this indication. In addition, if manufacturing, cost or other issues result in a supply shortage of Avastin, capecitabine or any other combination therapeutics, we may not be able to complete clinical development of CRLX101 on our current timeline or at all.

Even if CRLX101 were to receive regulatory approval and be commercialized for use in combination with Avastin or capecitabine or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of Avastin or capecitabine, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that capecitabine and radiotherapy may be replaced as the standard of care in patients with neoadjuvant rectal cancer. This could result in CRLX101 being removed from the market or being less successful commercially.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, variability in the quality of clinical supply batches and the rate of dropout among clinical trial participants. Any Phase 2, Phase 3 or other clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates.

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

We anticipate that we may seek an accelerated approval pathway for certain of our product candidates. For example, with respect to our development of CRLX101 for the treatment of neoadjuvant rectal cancer, if we receive positive results from the ongoing IST, we currently plan to commence a Phase 2 randomized clinical trial in 2015. Assuming positive pathologic complete response data from this Phase 2 trial, we would expect to commence a Phase 3 trial and file an NDA for accelerated approval based on a surrogate endpoint in this Phase 3 trial. Pathologic complete response would be considered a surrogate endpoint under this approach. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Both camptothecin, the anti-cancer payload of CRLX101, and docetaxel, the anti-cancer payload of CRLX301, have been associated with toxicities. These toxicities led to discontinuation of the clinical development in the case of camptothecin and have led to dose adjustments, treatment discontinuation and extensive supportive care in the case of docetaxel. While we believe that our Dynamic Tumor Targeting Platform has the potential to improve the unfavorable adverse event profiles of both camptothecin and docetaxel, if this hypothesis is wrong and we experience side effects or other safety or toxicity issues in our ongoing clinical trials or in clinical trials we conduct in the future, whether due to the inclusion of camptotechin or docetaxel or another therapeutic as the anti-cancer payload in our NDCs or otherwise, we may not receive approval to market, or achieve the commercial success we anticipate with respect to, any of our product candidates, which could prevent us from ever generating revenues or achieving profitability. In addition, our Dynamic Tumor Targeting Platform may have other limitations with respect to targeting tumors and limiting exposure of normal tissue to our NDCs’ anti-cancer payload. For example, liver tissue has pore sizes that are generally larger than other normal tissue, and therefore, our NDCs may preferentially concentrate in the liver.

We may not be successful in our efforts to identify or discover additional potential product candidates.

A significant portion of the research that we are conducting involves the development of new NDCs based on our Dynamic Tumor Targeting Platform. The drug discovery that we are conducting using our Dynamic Tumor Targeting Platform may not be successful in creating compounds that have commercial value or therapeutic utility. Our research programs may initially show promise in creating potential product candidates, yet fail to yield viable product candidates for clinical development for a number of reasons, including:

•	newly designed NDCs may not demonstrate satisfactory efficacy or other benefits, either alone or in combination with other therapeutics; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

Several companies are marketing and developing oncology products. Companies with marketed nanoparticle oncology products include Celgene Corporation (Abraxane indicated for breast cancer, NSCLC and pancreatic cancer) and Spectrum Pharmaceuticals (Marqibo® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia). Companies with nanoparticle oncology product candidates in clinical development include BIND Therapeutics, Inc. (BIND 014 for NSCLC and metastatic castration-resistant prostate cancer), Celator Pharmaceuticals, Inc. (CPX-351 for acute myeloid leukemia), Celsion Corporation (ThermoDox® (lyso-thermosensitive liposomal doxorubicin) for solid tumors), Cytimmune Sciences, Inc. (CYT-6091 for oncology and autoimmune diseases) and Supratek Pharma Inc. (SP1049C for solid tumors). In addition, at least two companies have clinical-stage oncology product candidates that are irinotecan reformulations: Merrimack Pharmaceuticals’ liposomal irinotecan (MM-398 for pancreatic and colorectal cancer) and Nektar Therapeutics’ etirinotecan pegol (NKTR102 for breast cancer).

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases in which such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. While we believe that CRLX101 and certain of our other NDCs would be treated as new chemical entities by the FDA and, therefore, if approved, should be afforded five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

Competition that our products may face from generic versions of our products could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

CRLX301 is, and any additional product candidate that we may develop in the future may be, an NDC that includes a generically available therapeutic as its anti-cancer payload. If physicians and/or third party payors do not believe our product offers substantial advantages over other therapies incorporating the same generic anti-cancer payload, we may not be able to successfully commercialize our product.

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

Although we maintain general liability insurance of $2.0 million in the aggregate, umbrella insurance in the amount of $3.0 million in the aggregate and clinical trial liability insurance of $7.5 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

Such arrangements provide us with certain information rights with respect to the ISTs, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we do not control patient enrollment on, or the timing and reporting of the data from, ISTs, nor do we own the data from the ISTs. Moreover, if we are unable to confirm or replicate the results from the ISTs or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our drug candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our drug candidates, or if the data proves to be inadequate, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

CRLX101 and CRLX301 must be manufactured through complex, multi-step synthesis processes that are time-consuming and involve special conditions at certain stages. Drug substance manufacture requires high potency containment, and drug product manufacture requires high potency containment under aseptic conditions (i.e., sterile manufacture). In 2013, we experienced a batch contamination issue with the manufacture of a batch of CRLX301 drug substance, and the process of obtaining a new batch has taken several months and is not yet complete. Any additional performance failures on the part of our existing or future manufacturers could delay clinical development or marketing approval of our product candidates. Although we currently have backup suppliers for several stages of the manufacturing process, we rely on one supplier for each stage of this process. If our current contract manufacturers cannot perform as agreed, or become unavailable to us for any reason, we may be required to replace such manufacturers. Our agreements with our third party manufacturers can be terminated by us or such manufacturers on short notice. If any of our existing manufacturers should become unavailable to us for any reason or should be unable to secure additional manufacturing capacity in the event of higher than anticipated product demand, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing supplier of drug substance or an alternative supplier would be capable of continuing to produce drug substance in commercial quantities, we will need to identify a third-party manufacturer capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market CRLX101 or any other product candidate or may be delayed in doing so.

Even if we are able to establish such arrangements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the ability of manufacturers to consistently produce intermediates, drug substance or drug product which meet required quality specifications;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

We are a party to several license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses from Calando Pharmaceuticals, Inc., or Calando, and California Institute of Technology, or Caltech and have been assigned certain patents from Calando for CRLX101, CRLX301 and cyclodextrine polymer-based, or CDP-based, product candidates. We also hold an exclusive license from the State University of New York, or SUNY, related to taxane-containing NDCs, such as CRLX301. In addition, we hold an exclusive license from the Massachusetts Institute of Technology, or MIT, for polymeric NDC-based, or PNP-based, product candidates. We are likely to enter into additional license agreements as part of the development of our business in the future. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.

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

Some of the intellectual property rights we have licensed may have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the MIT agreement, and which are relevant to our PNP-based NDCs, may have been generated using United States government funds. In addition, some of the intellectual property rights licensed to us under the SUNY agreement and which are relevant to taxane containing NDCs such as CRLX301 may have been generated using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in our current or future PNP-based products or in CRLX301 pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired. For example, if the regulatory landscape in the United States, Europe or Asia shifts unexpectedly, it may adversely affect the feasibility of study arms, standards of care or statistical assumptions currently reflected in our clinical development plans for CRLX101, potentially delaying the development of CRLX101 in a particular indication and increasing the time required to obtain marketing approval for CRLX101.

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

Recruiting and retaining qualified scientific, clinical, manufacturing finance and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, including finance personnel, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our stock price may be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated results from and any delays in our clinical trials, including the ongoing and any new ISTs of CRLX101, our planned Phase 2 and Phase 3 clinical trials of CRLX101 or our planned Phase 1 clinical trial of CRLX301, as well as results of regulatory reviews relating to the approval of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	failure or discontinuation of any of our development programs;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	commencement or termination of any collaboration or licensing arrangement;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;

•	results of clinical trials of product candidates of our competitors;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of healthcare payment systems;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

We believe that as of August 8, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 68% of our common stock. Accordingly, these stockholders are able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Of the approximately 20 million shares of our common stock outstanding as of August 8, 2014, approximately 10.6 million shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our IPO or under stock option or restricted stock agreements or an investor rights agreement entered into between us and the holders of those shares. These restrictions are due to expire on October 7, 2014, resulting in these shares becoming eligible for public sale on October 8, 2014 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

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

Although we have listed our common stock on The NASDAQ Global Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion to use our cash reserves and could use our cash reserves in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

We are currently incurring and expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a newly public company, we are incurring and expect to continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. We expect that these expenses will further increase after we are no longer an “emerging growth company.” We expect that we will need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2014, we granted options to purchase an aggregate of 586,300 shares of common stock, at a weighted-average exercise price of $5.78 per share, to employees pursuant to our 2014 Stock Incentive Plan. During the three months ended June 30, 2014, we issued an aggregate of 31,500 shares of common stock upon the exercise of options for aggregate consideration of $0.1 million.

The stock options described above were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and the common stock issuable upon the exercise of such options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

        The net offering proceeds to us, after deducting underwriting discounts of $3.9 million and offering expenses payable by us totaling $3.2 million, were approximately $59.9 million. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2014.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: August 12, 2014	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre, J.D.
Senior Vice President and Chief Business Officer
(principal financial officer)

Date: August 12, 2014	By:	/S/ Karen L. Roberts
Karen L. Roberts
Senior Vice President, Finance and Administration
(principal accounting officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36395	April 16, 2014	3.1

3.2	Amended and Restated By-Laws	8-K	001-36395	April 16, 2014	3.2

10.1	Second Lease Amendment to the Commercial Lease Agreement between Cerulean Pharma Inc. and Rivertech Associate II, LLC, dated July 11, 2014.	8-K	001-36395	July 17, 2014	10.1

10.2	Amended and Restated Employment Agreement dated June 24, 2014, by and between the Registrant and Oliver Fetzer					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith