Form 10-Q
period 2014-09-30
Cerulean Pharma Inc.
filed 2014-11-13
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on November 7: 20,125,049

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$57,786,000	$5,488,000
Accounts receivable, prepaid expenses, and other current assets	1,912,000	959,000

Total current assets	59,698,000	6,447,000
Property and equipment — net	268,000	245,000
Other assets	120,000	135,000

Total	$60,086,000	$6,827,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of loan payable	$3,347,000	$3,134,000
Convertible promissory notes payable to shareholders	—	8,824,000
Accounts payable	1,461,000	914,000
Accrued expenses	1,571,000	2,274,000

Total current liabilities	6,379,000	15,146,000

Long-term liabilities:
Loan payable — net of current portion	587,000	3,124,000
Preferred stock warrant liability	—	928,000
Noncurrent accrued interest	543,000	391,000
Other	45,000	12,000

Total long-term liabilities	1,175,000	4,455,000

Redeemable convertible preferred stock	—	81,525,000

Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.0001 par value; 120,000,000 shares authorized, 20,124,764 and 785,531 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,000	—
Additional paid-in capital	166,844,000	4,140,000
Accumulated deficit	(114,314,000)	(98,439,000)

Total stockholders’ equity (deficit)	52,532,000	(94,299,000)

Total	$60,086,000	$6,827,000

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$—	$—	$80,000	$—

Operating expenses:
Research and development	2,928,000	1,586,000	7,071,000	8,260,000
General and administrative	2,441,000	1,227,000	5,980,000	4,591,000

Total operating expenses	5,369,000	2,813,000	13,051,000	12,851,000

Other income (expense):
Interest income	2,000	—	5,000	1,000
Interest expense	(191,000)	(378,000)	(920,000)	(1,057,000)
Loss on extinguishment of debt	—	—	(2,493,000)	—
Decrease in value of preferred stock warrant liability	—	(7,000)	504,000	244,000

Total other expense — net	(189,000)	(385,000)	(2,904,000)	(812,000)

Net loss	$(5,558,000)	$(3,198,000)	$(15,875,000)	$(13,663,000)

Net loss per common share:
Basic and diluted	$(0.28)	$(4.40)	$(1.26)	$(20.96)

Weighted-average common shares outstanding:
Basic and diluted	20,124,574	726,987	12,598,425	651,913

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,875,000)	$(13,663,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	628,000	489,000
Noncash rent expense	33,000	(5,000)
Change in carrying value of preferred stock warrant liability	(504,000)	(244,000)

Depreciation and amortization	93,000	163,000
Loss (gain) on disposal of property and equipment	(30,000)	6,000
Loss on extinguishment of debt	2,493,000	—
Noncash interest expense	329,000	457,000
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(963,000)	26,000
Accounts payable	547,000	240,000
Accrued expenses	(204,000)	(812,000)

Net cash used in operating activities	(13,453,000)	(13,343,000)

Cash flows from investing activities:
Purchases of property and equipment	(116,000)	(7,000)
Proceeds from sale of property and equipment	40,000	—

Net cash used in investing activities	(76,000)	(7,000)

Cash flows from financing activities:
Proceeds from sale of common stock	140,000	16,000
Proceeds from issuance of convertible promissory notes, net	8,312,000	8,824,000
Payments on loans payable	(2,486,000)	(2,289,000)
Proceeds from initial public offering, net	59,861,000	—

Net cash provided by financing activities	65,827,000	6,551,000

Net increase (decrease) in cash and cash equivalents	52,298,000	(6,799,000)
Cash and cash equivalents — Beginning of period	5,488,000	16,707,000

Cash and cash equivalents — End of period	$57,786,000	$9,908,000

Supplemental disclosures of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$81,525,000	$—

Conversion of convertible notes and accrued interest into common stock, net	$20,128,000	$—

Reclassification of warrants to additional paid in capital	$424,000	$—

Supplemental cash flow information — Interest paid	$326,000	$522,000

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

On April 15, 2014, the Company completed the sale of 8,500,000 shares of its common stock in its initial public offering, or the IPO, at a price to the public of $7.00 per share. On May 7, 2014 the Company completed the sale of an additional 1,069,715 shares of common stock at a price to the public of $7.00 per share under a partial exercise by the underwriters of their option to purchase additional shares of common stock. The sale of the shares to the public resulted in net proceeds to the Company of $59.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Pending Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2014-15 on their consolidated financial statements and related disclosures.

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

The Company has reported a net loss for all periods presented and, therefore, diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities that were outstanding prior to the use of the two-class method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of September 30, 2014	As of September 30, 2013
Options to purchase common stock	1,798,264	1,093,395
Warrants to purchase redeemable convertible preferred stock	—	128,663
Warrants to purchase common stock	128,663	—
Convertible notes payable	—	1,271,679
Redeemable convertible preferred stock	—	6,826,004

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of September 30, 2014	As of December 31, 2013
Accrued expenses	$339,000	$379,000
Accrued clinical trial costs	462,000	610,000
Accrued contract manufacturing expenses	84,000	433,000
Accrued interest	—	234,000
Accrued compensation and benefits	686,000	618,000

Total accrued expenses	$1,571,000	$2,274,000

5.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

In August of 2013, the Company issued convertible promissory notes in the amount of $8,824,000 to existing investors with a stated interest rate of 7%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the Company’s IPO on April 15, 2014 at a conversion price equal to the IPO price.

In 2014, the Company issued convertible promissory notes in the original principal amount of $6,000,000 to existing investors and a convertible promissory note in the original principal amount of $2,500,000 to a new investor. All of the notes had a stated interest rate of 7%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO on April 15, 2014, at a conversion price equal to 77.5% of the IPO price. The Company recorded a loss on the extinguishment of the notes of $2,493,000 in April 2014, which was equal to the difference between the fair value of the shares into which the notes converted and the carrying amount of the notes upon the closing of the IPO.

6.	STOCK OPTION PLAN

A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2014	1,062,694	$3.98	7.2	$7,028,000
Granted	809,970	$6.61
Exercised	(41,281)	$3.36
Forfeited	(33,119)	$4.85

Outstanding — September 30, 2014	1,798,264	$5.16	7.9	$488,000

Options expected to vest — September 30, 2014	1,011,585	$5.71	9.1	$130,000

Options exercisable — September 30, 2014	736,024	$4.37	6.1	$350,000

The weighted-average per share grant date fair value of options granted during the three and nine months ended September 30, 2014 was $2.41 and $3.71, respectively. The Company did not grant any stock options during the three months ended September 30, 2013. The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2013 was $2.61.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on assumptions noted in the table below, except for the performance-based option grants. The fair value of the performance-based options were determined by utilizing a Monte Carlo model to simulate a wide range of possible future stock prices for the Company’s common stock.

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $272,000 and $32,000 for the three months ended September 30, 2014 and 2013, respectively, and $591,000 and $453,000 for the nine months ended September 30, 2014 and 2013, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees, and to directors in respect of board services during the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014	2013
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.86%-2.00%	1.83%-2.00%	1.08%
Expected volatility	57%-60%	57%-60%	79%
Expected dividend rate	— %	— %	— %

The Company recorded stock-based compensation expense related to nonemployee awards of $13,000 and $14,000 for the three months ended September 30, 2014 and 2013, respectively, and $37,000 and $36,000 for the nine months ended September 30, 2014 and 2013, respectively. The compensation expense related to the nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life	8 years	7 years	8 years	7 years
Risk-free interest rate	2.08%-2.53%	1.77%-2.15%	2.05%-2.53%	1.11% to 2.15%
Expected volatility	56%-62%	56%-58%	56%-62%	56-79%
Expected dividend rate	— %	— %	— %	— %

The Company did not grant any nonemployee stock option grants for the nine months ended September 30, 2014 and 2013, except for a performance award grant in the 2013 period to the Company’s board chairman for non-board related services. During the quarter ended September 30, 2014, the board of directors changed the vesting conditions of this award from performance-based vesting to time-based vesting and reduced the total number of shares subject to the stock option. As a result, the shares subject to this stock option now vest over three years, with the first third vesting on March 26, 2014. The change in vesting condition was accounted for as a modification of this stock option, which had an immaterial impact on the Company’s financial statements.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2014 and December 31, 2013, is as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Money market funds	$57,688,000	$—	$57,688,000	$—
December 31, 2013
Money market funds	$5,233,000	$—	$5,233,000	$—
Preferred stock warrant liability	928,000	—	—	928,000

The Company’s debt obligations are Level 2 measurements in the fair value hierarchy.

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

The reconciliation of the Company’s preferred stock warrant liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2012	$7,000	$500,000	$623,000	$1,130,000
Decrease in fair value recorded in other income	(3,000)	(140,000)	(101,000)	(244,000)

Balance — September 30, 2013	$4,000	$360,000	$522,000	$886,000

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2013	$4,000	$386,000	$538,000	$928,000
Decrease in fair value recorded in other income	(2,000)	(227,000)	(275,000)	(504,000)
Conversion to common stock warrants	(2,000)	(159,000)	(263,000)	(424,000)

Balance — September 30, 2014	$—	$—	$—	$—

The Company’s warrants were valued using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

December 31, 2013
Expected life	4-8 years
Risk-free interest rate	2.29%-2.90%
Expected volatility	64%-65%
Expected dividend rate	— %

The preferred stock warrant liability was reclassified to additional paid-in capital at its fair value in connection with the completion of the IPO on April 15, 2014.

8.	INCOME TAXES

The Company did not record a federal or state income tax benefit for the Company’s losses for the three and nine months ended September 30, 2014 and 2013 due to the Company’s conclusion that the valuation allowance is required.

9.	RELATED PARTY TRANSACTIONS

In April 2014, the Company converted convertible promissory notes held by existing investors to common shares, as described in Note 5.

In April 2014, the Company converted all outstanding shares of the Company’s preferred stock held by existing investors into 6,826,004 shares of the Company’s common stock.

In April 2013, the Company entered into a laboratory, equipment sharing, services and license agreement with an entity affiliated with one of the Company’s directors. This agreement was terminated on April 1, 2014. On April 1, 2014, the Company sold used equipment to this entity and recorded proceeds for sale of equipment of $30,000 from such sale.

10.	SUBSEQUENT EVENT

On October 24, 2014, Oliver S. Fetzer, Ph.D., President, Chief Executive Officer and principal executive officer of the Company and a member of the Company’s board of directors, notified the Company of his decision to resign from his positions with the Company effective October 29, 2014 (the “Separation Date”). Dr. Fetzer’s decision to resign did not involve any disagreement with the Company, the Company’s management or the Company’s board of directors. In connection with the resignation, on October 29, 2014, the Company and Dr. Fetzer entered into a Separation, Transition and Release of Claims Agreement which includes a customary mutual release of claims and pursuant to which Dr. Fetzer agreed to provide post-employment assistance to the Company through April 27, 2015 (the “Consulting Period”) and Dr. Fetzer’s stock options will cease vesting as of the Separation Date but will remain exercisable until the end of the Consulting Period.

In connection with Dr. Fetzer’s resignation, Paul A. Friedman, a member of the board of directors, was appointed executive chairman of the Company’s board until a new chief executive officer is hired and will, among other duties, oversee the operations of the Company, including clinical and regulatory functions. In addition, Christopher D.T. Guiffre was appointed as the Company’s chief operating officer. In his role as COO, Mr. Guiffre will serve as the Company’s principal executive officer.

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

Overview

We are a clinical-stage oncology-focused company applying our proprietary dynamic tumor targeting platform to develop differentiated therapies. Our nanoparticle-drug conjugate product candidates consist of proprietary polymers that are covalently linked to anti-cancer therapeutics, or payloads. We believe these nanoparticle-drug conjugates dynamically target tumors by exploiting the leakiness of new blood vessels in tumors as an entry portal into tumor tissue, followed by active uptake into tumor cells and the sustained release of the anti-cancer payload inside the tumor cells. During the third quarter of 2014, we launched a randomized Phase 2 clinical trial studying CRLX101 in combination with Avastin (bevacizumab) versus standard of care in 3rd and 4th line renal cell carcinoma, or the RCC Trial.

We have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through September 30, 2014, we funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock, net proceeds of $59.9 million from the sale of shares of our common stock to the public, $17.3 million in proceeds from our sale of convertible promissory notes, and $10.0 million in proceeds from borrowings under our loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital.

We have never been profitable and have incurred significant operating losses since our incorporation. As of September 30, 2014, we had an accumulated deficit of $114.3 million. We incurred net losses of approximately $5.6 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $15.9 million and $13.7 million and for the nine months ended September 30, 2014 and 2013, respectively.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical studies and clinical trials, and as we seek regulatory approval for, and eventually commercialize, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We will need to raise additional capital in the future to support our expenses and operating activities.

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is an unaudited summary of our research and development expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

CRLX101	$1,549	$751	$4,317	$3,729
CRLX301	819	316	1,343	2,172
Nanoparticle-drug conjugate platform	311	325	825	1,716
Overhead	249	194	586	643

Total research and development expense	$2,928	$1,586	$7,071	$8,260

The following summarizes our research and development programs.

CRLX101

We have launched the RCC Trial. In addition, we are supporting a Phase 2 investigator-sponsored trial, or IST, of CRLX101 in combination with Avastin in patients with relapsed platinum-resistant ovarian cancer. Assuming positive results from this IST, we expect to initiate, in 2015, a Phase 2 randomized clinical trial of CRLX101 in combination with Avastin in this indication. We are supporting a Phase 1b/2 IST of CRLX101 in combination with chemoradiotherapy, consisting of capecitabine and radiotherapy, in patients with early stage rectal cancer (typically non-metastatic) being treated in a neoadjuvant setting. Assuming positive results from this trial, we expect to commence a randomized, Phase 2 clinical trial of CRLX101 in combination with chemoradiotherapy in this indication in 2015. We refer to this form of treatment as neoadjuvant therapy, and we refer to patients who receive neoadjuvant therapy as patients with neoadjuvant rectal cancer.

We cannot accurately project future research and development expenses for our CRLX101 program because such expenses are dependent on a number of variables, including, among others, the cost and design of any additional clinical trials, the duration of the regulatory process and the results of any clinical trials.

Under our license agreement with Calando Pharmaceuticals, Inc., or Calando, pursuant to which we obtained rights to CRLX101, or the CRLX101 Agreement, we will be required to make regulatory and commercial milestone payments in an aggregate amount of up to $32.8 million to Calando upon the achievement of specified regulatory and commercial milestones. In addition, under the CRLX101 Agreement, if we, or one of our affiliates, sell CRLX101, we are required to pay tiered royalty payments to Calando ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection for CRLX101 at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando ranges from the low- to mid-double digits depending on the development stage of CRLX101 at the time we first provide or receive draft terms of a license arrangement with the third party that results in a license agreement.

CRLX301

We are currently conducting preclinical studies of CRLX301 and intend to initiate a Phase 1 clinical trial by the end of 2014. We cannot accurately predict future research and development expenses for our CRLX301 program because such costs are dependent on a number of variables, including, among others, the cost and design of clinical trials, the duration of the regulatory process and the results of the planned Phase 1 clinical trial and any future trials.

Under our license agreement with Calando pursuant to which we obtained rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system, or the Platform Agreement, we will be required to pay a $250,000 clinical development milestone to Calando when we initiate our Phase 1 clinical trial of CRLX301. We intend to initiate the Phase 1 clinical trial and pay this milestone by the end of 2014. We will also be required to make regulatory and commercial milestone payments in an aggregate amount of up to $17.8 million to Calando upon the achievement of specified regulatory and commercial milestones. Further, under the Platform Agreement, if we, or one of our affiliates, sell CRLX301, we are required to pay tiered royalty payments to Calando ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection for CRLX301 at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando is in the low double digits.

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

Any change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the cost and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or the FDA, or a comparable non-U.S. regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, including, for example, the RCC Trial, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We anticipate that our general and administrative expenses will increase in the future for the following reasons, among others:

•	we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue to pursue the development of our product candidates;

•	we expect our general and administrative expenses to continue to increase as a result of increased payroll, expanded infrastructure, higher consulting, legal, accounting and investor relations costs, director compensation and director and officer insurance premiums associated with being a public company; and

•	we may begin to incur expenses related to sales and marketing of our product candidates in anticipation of commercial launch before we receive regulatory approval of a product candidate.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt is associated with the loss recorded on the conversion of the 2014 convertible notes, equal to the difference between the fair value of shares into which the notes converted and the carrying amount of the notes upon the closing of the initial public offering of our common stock, or the IPO, on April 15, 2014.

Change in Fair Value of Preferred Stock Warrant Liability

The preferred stock warrant liability is associated with warrants to purchase shares of our preferred stock issued to lenders and investors. The change in fair value consists of the calculated change in value based upon the fair value of the underlying security at the end of each reporting period as calculated using the Black-Scholes option-pricing model. The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, April 15, 2014, to provide for the issuance of shares of common stock upon their exercise. The preferred stock warrant liability has been reclassified to additional paid-in capital as of April 15, 2014.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2014	2013	Dollar	%
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	2,928	1,586	1,342	85%
General and administrative	2,441	1,227	1,214	99%

Loss from operations	(5,369)	(2,813)	(2,556)	(91)%
Other income/(expense), net	(189)	(385)	196	51%

Net loss	$(5,558)	$(3,198)	$(2,360)	(74)%

Research and development. The following table summarizes our research and development expense by program for the three months ended September 30, 2014 and 2013, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2014	2013	Dollar	%
CRLX101	$1,549	$751	$798	106%
CRLX301	819	316	503	159%
Nanoparticle-drug conjugate platform	311	325	(14)	(4)%
Overhead	249	194	55	28%

Total research and development expense	$2,928	$1,586	$1,342	85%

Research and development expense for the three months ended September 30, 2014 was $2.9 million compared to $1.6 million for the three months ended September 30, 2013, an increase of $1.3 million, or 85%. The $0.8 million increase in CRLX101 program expense was primarily attributable to ongoing costs associated with our ongoing RCC Trial combined with an increase costs associated with investigator-sponsored trials. Clinical trial expenses increased by $0.8 million reflecting contract research organization, or CRO, fees and investigator fees and costs associated with initiating the RCC Trial including setting up clinical sites and laboratories. Salary and benefits expenses increased $0.3 million to support the CRLX101 program and the clinical trials. The increases were offset in part by a decrease of $0.3 million in chemistry, manufacturing, and controls, or CMC, activities. The $0.5 million increase in the CRLX301 program expense was primarily associated with development efforts including an increase of $0.2 million for CMC development activities and $0.2 million increase for salary and benefits supporting the CRLX301 program. In addition, clinical trial expenses increased $0.1 million primarily associated with preparations for initiation of a Phase 1 clinical trial.

General and administrative. General and administrative expense for the three months ended September 30, 2014 was $2.4 million compared to $1.2 million for the three months ended September 30, 2013, an increase of $1.2 million, or 99%. The increase was mainly due to the incremental costs of being a public company, including increased legal fees, audit fees, cash retainer fees paid to board members, insurance for directors and officers, and recruitment fees.

Other income (expense), net. Other expense, net for the three months ended September 30, 2014 was $0.2 million compared to $0.4 million net expense for the three months ended September 30, 2013, a decrease of $0.2 million. The decrease in net expense was the result of a reduction in interest expense of $0.2 million due to the conversion of the notes payable in April 2014 into shares of our common stock in connection with the IPO and a reduction of the outstanding principal resulting in a lower interest expense for the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2014 and 2013 (Unaudited)

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2014	2013	Dollar	%
Revenue	$80	$—	$80	*
Operating expenses:
Research and development	7,071	8,260	(1,189)	(14)%
General and administrative	5,980	4,591	1,389	30%

Loss from operations	(12,971)	(12,851)	(120)	(1)%
Other income/(expense), net	(2,904)	(812)	(2,092)	*

Net loss	$(15,875)	$(13,663)	$(2,212)	(16)%

*	Not meaningful

Revenue. Revenue for the nine months ended September 30, 2014 was $80,000 compared to $0 for the nine months ended September 30, 2013. We recorded revenue in 2014 in connection with two material transfer agreements. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology for research purposes.

Research and development. The following table summarizes our research and development expense by program for the nine months ended September 30, 2014 and 2013, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2014	2013	Dollar	%
CRLX101	$4,317	$3,729	$588	16%
CRLX301	1,343	2,172	(829)	(38)%
Nanoparticle-drug conjugate platform	825	1,716	(891)	(52)%
Overhead	586	643	(57)	(9)%

Total research and development expense	$7,071	$8,260	$(1,189)	(14)%

Research and development expense for the nine months ended September 30, 2014 was $7.1 million compared to $8.3 million for the nine months ended September 30, 2013, a decrease of $1.2 million, or 14%. The increase of $0.6 million in the CRLX101 program expense was primarily attributable to costs associated with our ongoing RCC Trial. Clinical trial expense increased $1.2 million reflecting CRO and investigator fees and costs associated with initiating the RCC Trial including setting up clinical sites and laboratories. The increase in clinical trial expense was partially offset by a $0.6 million decrease in CMC activities. The decrease in spending on the CRLX301 program for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted from our completion of development activities, such as investigational new drug, or IND, enabling studies and process development, early in 2013. Expenses associated with our nanoparticle-drug conjugate platform decreased $0.9 million, mainly as a result of reduced staff in new discovery research as our primary emphasis shifted to the development of our existing product candidates.

General and administrative. General and administrative expense for the nine months ended September 30, 2014 was $6.0 million compared to $4.6 million for the nine months ended September 30, 2013, an increase of $1.4 million, or 30%. The increase in our general and administrative expenses was primarily driven by an increase of $0.3 million in stock-based compensation, cash compensation and benefits for our general and administrative personnel, as well as increases totaling $1.0 million in external consulting fees, insurance expenses, audit fees, and recruiting expenses, principally related to operating as a public company beginning in April 2014.

Other income (expense), net. Other expense, net for the nine months ended September 30, 2014 was $2.9 million compared to $0.8 million net expense for the nine months ended September 30, 2013, an increase of $2.1 million. The increase in net expense resulted from a loss incurred on the conversion of convertible debt to common stock of $2.5 million. The increase was offset by a decrease of $0.3 million due to a decrease in the value of the preferred stock warrant liability and a decrease in interest expense of $0.1 million.

Liquidity and Capital Resources

From our incorporation through September 30, 2014, we raised an aggregate of $171.4 million to fund our operations, of which $84.2 million was from the sale of preferred stock, $59.9 million was from the IPO, $17.3 million was from the sale of convertible promissory notes, and $10.0 million was from borrowings under our loan and security agreement with Lighthouse Capital. As of September 30, 2014, we had cash and cash equivalents of approximately $57.8 million.

Indebtedness

In 2011, we entered into a loan and security agreement, or the loan agreement, with Lighthouse Capital. The loan agreement permitted us to borrow up to an aggregate principal amount of $10.0 million. We borrowed $5.0 million in March 2012 and an additional $5.0 million in August 2012. The loan agreement is secured by substantially all of our assets other than our intellectual property. We have also granted Lighthouse Capital a negative pledge with respect to our intellectual property, which, among other things, prohibits us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property. The loan agreement includes restrictive covenants that may restrict our ability to obtain further debt or equity financing. The aggregate principal amount outstanding under the loan agreement accrues interest at an annual rate of 8.25% and is payable in 36 monthly payments beginning on December 1, 2012, with a one-time final payment of 6% of the original principal amount due on December 1, 2015. As of September 30, 2014, there was $4.2 million in aggregate principal amount outstanding under the loan agreement.

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

We believe that our cash and cash equivalents as of September 30, 2014 will fund our operating expenses, debt service and capital expenditure requirements into the first quarter of 2016, which we expect will enable us to fund our ongoing RCC Trial, to support the ongoing CRLX101 ISTs and to fund our planned Phase 1 clinical trial of CRLX301. We have based these estimates on assumptions that may prove to be wrong, and we may exhaust our capital resources sooner than we currently expect. If we achieve positive results from our ISTs in relapsed ovarian cancer or neoadjuvant rectal cancer, and decide to initiate randomized Phase 2 clinical trials in either of these indications, we will need to raise additional capital. In addition, the process of testing product candidates in clinical trials is costly, and the timing of progress in clinical trials is uncertain. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of CRLX101;

•	the progress and results of our clinical trials of CRLX301;

•	our ability to manufacture sufficient supply of our product candidates and costs thereof;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other future drug candidates;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our drug candidates for which we receive marketing approval;

•	the number and development requirements of other drug candidates we pursue;

•	our ability to enter into collaborative agreements and achieve milestones under those agreements;

•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(13,453)	$(13,343)
Net cash used in investing activities	(76)	(7)
Net cash provided by (used in) financing activities	65,827	6,551

Net increase (decrease) in cash and cash equivalents	$52,298	$(6,799)

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $13.5 million for the nine months ended September 30, 2014 compared with $13.3 million for the nine months ended September 30, 2013, an increase of $0.2 million. The increase primarily resulted from an increase in operating expenses of $0.2 million.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $76,000 for the nine months ended September 30, 2014 compared to $7,000 for the nine months ended September 30, 2013. The change of $69,000 was the result of purchases of additional research laboratory equipment and employee computers during the nine months ended September 30, 2014 of $116,000 compared to similar purchases of $7,000 in the nine months ended September 30, 2013. The purchases were offset by proceeds from the sale of property and equipment of $40,000 during the nine months ended September 30, 2014.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $65.8 million during the nine months ended September 30, 2014 compared with $6.5 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we raised net proceeds of $59.9 million through our IPO and $8.3 million through the sale of convertible promissory notes compared to raising $8.8 million through the sale of convertible promissory notes during the nine months ended September 30, 2013. We repaid indebtedness under the loan agreement with Lighthouse Capital in the amount of $2.5 million during the nine months ended September 30, 2014 compared to repayments of $2.3 million during the nine months ended September 30, 2013. We received $0.1 million of proceeds from the exercise of common stock options for the nine months ended September 30, 2014 compared to $16,000 for the nine months ended September 30, 2013.

Contractual Obligations and Contingent Liabilities

On July 11, 2014, we signed a lease amendment to expand our leased premises at 840 Memorial Drive, Cambridge, MA, by approximately 8,628 rentable square feet. The amendment has a commencement date of July 15, 2014 and the lease expires on February 29, 2016. Total base rent for the additional rented space through the end of the lease term is $514,000.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or “ASU,” No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This accounting standard eliminates all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing the information. We will no longer be required to present inception-to-date information. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2014, with early adoption permitted. We have elected to early adopt the ASU for our June 30, 2014 financial statements. Our adoption of this standard as of June 30, 2014 did not have a material impact on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-15 on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2014, we had cash and cash equivalents of approximately $57.8 million, consisting primarily of investments in United States Treasuries and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since incorporation. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since incorporation, we have incurred significant operating losses. As of September 30, 2014, we had an accumulated deficit of $114.3 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•	initiate and continue company-sponsored clinical trials of CRLX101, our most advanced product candidate, including single-arm trials and randomized trials;

•	support ongoing and any new investigator-sponsored clinical trials, or ISTs, of CRLX101;

•	initiate our planned Phase 1 clinical trial of CRLX301, our second most advanced product candidate;

•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	in the future, establish a sales, marketing and distribution infrastructure in the United States and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add equipment and physical infrastructure to support our research and development;

•	hire additional clinical, regulatory, quality and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

In addition, although we successfully completed and received the net proceeds from our initial public offering, or IPO, given our planned expenditures for the next several years, including, without limitation, expenditures in connection with our clinical trials of CRLX101, our independent registered public accounting firm may conclude, in connection with the preparation of our financial statements for fiscal year 2014 or any other subsequent period that there is substantial doubt regarding our ability to continue as a going concern.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated the ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new or expand current clinical trials of CRLX101, continue to support ongoing and any new ISTs of CRLX101, prepare for and initiate a Phase 1 clinical trial of CRLX301 and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, the costs that may be required for the manufacture of any product candidate that receives marketing approval may be substantial, and manufacturing our nanoparticle-drug conjugates, or NDCs, for commercial sale will require expensive and specialized facilities, processes and materials. Furthermore, relative to previous years when we operated as a private company, we expect to incur significant additional costs in 2014 and future years associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We plan to use our current cash and cash equivalents to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of CRLX101, CRLX301 and our other potential product candidates. Our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake, such as our planned Phase 2 trial of CRLX101 in ovarian cancer and our planned Phase 2 trial of CRLX101 in patients with rectal cancer who are being treated through the administration of therapeutics prior to surgery (we refer to this form of treatment as neoadjuvant therapy and to patients who receive neoadjuvant therapy as patients with neoadjuvant rectal cancer), or to fund completion of clinical development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate and additional funding may not be available to us on acceptable terms or at all. If we elect to obtain any additional debt financing, our ability to do so may be limited by covenants we have made under our loan and security agreement with Lighthouse Capital Partners VI, L.P., or

Lighthouse Capital, and our pledge to Lighthouse Capital of substantially all of our assets, other than our intellectual property, as collateral. We have also granted Lighthouse Capital a negative pledge with respect to our intellectual property, which, among other things, prohibits us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property. This negative pledge could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and/or license and development agreements with collaboration partners. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations.

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

As of September 30, 2014, we had $4.2 million of outstanding borrowings under our loan and security agreement with Lighthouse Capital, which we are required to repay in monthly installments through November 2015. We could in the future incur additional indebtedness beyond our borrowings from Lighthouse Capital.

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

We may not be able to initiate or continue clinical trials for CRLX101 or any of our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	unexpected or serious adverse events that occur in the trials;

•	the proximity of patients to sites;

•	the eligibility criteria for the trial;

•	the design of the trial;

•	efforts to facilitate timely enrollment;

•	investigators’ engagement with, or enthusiasm about, the trial;

•	complexity of initiating or expanding trials with sites outside of the United States;

•	competing trials; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

For example, with respect to our company-sponsored trial of CRLX101 in combination with Avastin (bevacizumab) in patients with 3rd and 4th line relapsed renal cell carcinoma, or the RCC Trial, which we initiated in August 2014, site accrual has not met our plan to date, so we intend to expand to additional sites with the goal of completing enrollment according to plan; however, we may not be able to achieve this goal.

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

We are currently focusing the clinical development of CRLX101 on combinations with Avastin in relapsed renal cell carcinoma and relapsed ovarian cancer and with capecitabine and radiotherapy in neoadjuvant rectal cancer and may focus on additional combinations in the future. If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with, Avastin, capecitabine, or any other therapeutic that we use in combination with CRLX101 in the future, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed. In addition, Genentech Inc. received a Priority Review Designation by the FDA in July 2014 for its supplemental Biologics License Application, or a sBLA, for the use of Avastin plus chemotherapy for the treatment of women with recurrent platinum-resistant ovarian cancer. The FDA’s decision with regard to Genentech’s sBLA could materially affect our strategy for the development of CRLX101 in relapsed ovarian cancer.

There are ongoing ISTs evaluating CRLX101 (1) in combination with Avastin in patients with relapsed renal cell carcinoma, (2) in combination with Avastin in patients with relapsed ovarian cancer and (3) in combination with capecitabine and radiotherapy in patients with neoadjuvant rectal cancer. We have also commenced the RCC Trial, which is a company-sponsored trial, and we expect to commence company-sponsored trials of CRLX101 in combination with Avastin in patients with relapsed ovarian cancer and in combination with capecitabine and radiotherapy in patients with neoadjuvant rectal cancer. Avastin is currently approved to treat various cancers, and the combination of capecitabine and radiotherapy is currently the standard of care in neoadjuvant rectal cancer in the United States. However, we did not develop or obtain regulatory approval for, and we do not manufacture or sell, Avastin or capecitabine. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

Genentech announced earlier this year that the FDA had accepted its sBLA and granted the sBLA Priority Review for Avastin plus chemotherapy for the treatment of women with recurrent platinum-resistant ovarian cancer. Genentech’s application is based on data from its Phase 3 AURELIA trial and has an FDA action date of November 19, 2014. The FDA’s decision regarding the sBLA could materially affect our strategy with respect to the development of CRLX101 for the treatment of relapsed ovarian cancer. If Genentech’s sBLA is approved, we may determine that the threshold for regulatory approval is too high and, for this reason, we might abandon our efforts to develop CRLX101 in relapsed ovarian cancer.

If our hypothesis regarding the role of HIF in cancer cells proves incorrect, it may adversely affect our ability to commercialize and market CRLX101.

We believe that the anti-cancer activity shown by CRLX101 in preclinical tumor models is due in part to its inhibition of HIF, and we have prioritized the clinical development of CRLX101, among other criteria, on HIF-driven tumor types. While HIF-1a has become a target of increasing interest in cancer research and recent research suggests that HIF-1 a is a master regulator for many cancer cell survival pathways, the science underlying HIF-1 a is based on recent discoveries and not fully understood. Moreover, the exact role of HIF-2 a is less well described and understood. If our hypothesis with respect to the role of HIF in cancer cells proves incorrect, CRLX101 may not have the same level of therapeutic benefit as it might otherwise have, and in that case we may be unable to receive marketing approval for, or successfully commercialize, CRLX101, and our business could be materially harmed.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results, such as with our Phase 2 clinical trial of CRLX101 as monotherapy for patients with advanced non-small cell lung cancer who had progressed through one or two prior regimens of chemotherapy;

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	investigators may deviate from the trial protocol, fail to conduct the trial in accordance with regulatory requirements or misreport study data;

•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	prospective clinical trial sites may be unwilling to participate in one or more of our combination clinical trials due to a perceived difficulty in obtaining reimbursement from managed care plans, government, or other third party payors;

•	patients who enroll in a clinical trial, or the investigators enrolling such patients, may misrepresent the patients’ eligibility to participate in the trial or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	for any given trial we may find it necessary to open more clinical trial sites than originally planned;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of a product candidate;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of the product candidate or other therapeutic agents used in our clinical trials or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials;

•	the FDA or comparable non-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies;

•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We have conducted and intend to conduct additional clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted, and intend to conduct, one or more of our clinical trials outside the United States. Opening trial sites outside of the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. We also intend to conduct the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies in Australia commencing in late 2014.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Since we currently do not have an active IND in the United States for CRLX301, unless we are able to obtain an active IND, we would be unable to conduct clinical trials in the United States. There can be no assurance that the FDA will accept data from trials conducted outside of the United States and no assurance that we will be successful in obtaining an IND for CRLX301. If the FDA does not accept the data from our Phase 1/2a clinical trial of CRLX301 in Australia or any future trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of CRLX301 or any other product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

•	foreign exchange fluctuations;

•	manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research; and

•	diminished protection of intellectual property in some countries.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

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

We may request Priority Review by the FDA for one or more of our product candidates in the future. The FDA may not grant Priority Review for any of our product candidates. Moreover, even if the FDA designated one of our product candidates such products for Priority Review, that designation may not lead to a faster regulatory review or approval process and, in any event, would not assure FDA approval.

We may be eligible for Priority Review Designation for our product candidates, if the FDA determines such product candidates offer major advances in treatment or provide a treatment where no adequate therapy exists. A Priority Review Designation means that the goal for the FDA to review an application is eight months, rather than the standard review period of twelve months. We may request Priority Review for CRLX101 if and when we submit an NDA for CRLX101. Our current clinical development timeline assumes CRLX101 will receive Priority Review. The FDA has broad discretion with respect to whether or not to grant Priority Review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Thus, while the FDA has granted Priority Review to other oncology products, CRLX101 may not receive similar designation. Moreover, even if CRLX101 or one of our other product candidates is designated for Priority Review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving Priority Review from the FDA does not guarantee approval within the eight-month review/approval cycle or thereafter.

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

We anticipate that we may seek an Accelerated Approval development pathway for certain of our product candidates and indications. For example, with respect to our development of CRLX101 for the treatment of neoadjuvant rectal cancer, if we receive positive results from the ongoing IST, we currently plan to commence a Phase 2 randomized clinical trial in 2015. Assuming positive pathologic complete response data from this Phase 2 trial, we would expect to commence a Phase 3 trial and file an NDA for Accelerated Approval based on a surrogate endpoint in this Phase 3 trial. Pathologic complete response, or pCR, would be considered a surrogate endpoint under this approach. Under the Accelerated Approval provisions in the Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA’s implementing regulations, the FDA may grant Accelerated Approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of Accelerated Approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The Accelerated Approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, Accelerated Approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for Traditional Approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

If we choose to pursue Accelerated Approval, we will seek feedback from the FDA and will otherwise evaluate our ability to seek and receive such Accelerated Approval. There can be no assurance that the FDA will agree that pCR is an appropriate surrogate endpoint or appropriate intermediate clinical endpoint for Accelerated Approval of CRLX101 for neoadjuvant rectal cancer. There can also be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for Accelerated Approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue or apply for Accelerated Approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for Accelerated Approval or under another expedited regulatory designation (e.g., Breakthrough Therapy Designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other non-U.S. authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. Even if we were granted approval to pursue an Accelerated Approval pathway, we might not be able to fulfill the FDA’s requirements with respect to chemistry, manufacturing and controls, or CMC, in a timely manner, which would cause delays, or approval might not be granted because our CMC submission is deemed incomplete by the FDA.

A failure to obtain Accelerated Approval or any other form of expedited development, review or approval for CRLX101 for neoadjuvant rectal cancer or any of our other product candidates would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Serious adverse events of CRLX101 or any of our product candidates may be identified during clinical development. Further, other unexpected properties of our product candidates may be identified during manufacture or development. Such adverse events or unexpected properties could delay or prevent the continued development and/or marketing approval of any such product candidate.

Serious adverse events caused by, or other unexpected properties of, our product candidates could cause us, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable non-U.S. regulatory authorities. If any of our product candidates is associated with serious adverse events or other unexpected properties, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which those undesirable characteristics would be expected to be less prevalent, less severe or more tolerable from a risk-benefit perspective. If we learn that the manufacture of our product candidates generates unexpected impurities or product degradants, these properties could contribute to serious adverse events and our overall development cost and timelines as we address those properties. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause serious or unexpected adverse events and negatively affect overall development costs and timelines, which may even prevent further development of the compound.

Both camptothecin, the anti-cancer payload of CRLX101, and docetaxel, the anti-cancer payload of CRLX301, have been associated with toxicities. These toxicities led to discontinuation of the clinical development in the case of camptothecin and have led to dose adjustments, treatment discontinuation and extensive supportive care in the case of docetaxel. While we believe that our Dynamic Tumor Targeting Platform has the potential to improve the unfavorable adverse event profiles of both camptothecin and docetaxel, if this hypothesis is wrong and we experience unexpected or more severe toxicities in our ongoing clinical trials or in clinical trials we conduct in the future, whether due to the inclusion of camptothecin or docetaxel or another therapeutic as the anti-cancer payload in our NDCs or otherwise, we may not receive approval to market, or achieve the commercial success we anticipate with respect to, any of our product candidates, which could prevent us from ever generating revenues or achieving profitability. In addition, our Dynamic Tumor Targeting Platform may have other limitations with respect to targeting tumors and limiting exposure of normal tissue to our NDCs’ anti-cancer payload. For example, liver tissue has pore sizes that are generally larger than other normal tissue, and therefore, our NDCs may preferentially concentrate in the liver.

We may not be successful in our efforts to identify or discover additional potential product candidates.

The development of new NDCs based on our Dynamic Tumor Targeting Platform is a key area of research for us. The drug discovery that we are conducting using our Dynamic Tumor Targeting Platform may not be successful in creating compounds that have commercial value or therapeutic utility. Our research programs may initially show promise in creating potential product candidates, yet fail to yield viable product candidates for clinical development for a number of reasons, including:

•	newly designed NDCs may not demonstrate satisfactory efficacy or other benefits, either alone or in combination with other therapeutics; or

•	potential product candidates may, on further study, be shown to have harmful toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

The development and commercialization of new drug products is highly competitive. We expect that we will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to CRLX101, CRLX301 and any other of our product candidates that we may seek to develop or commercialize in the future. Specifically, due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive and there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of cancer. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable adverse events or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish and maintain pricing sufficient to realize a meaningful return on our investment.

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

CRLX101 and CRLX301 must be manufactured through complex, multi-step synthesis processes that are time-consuming and involve special conditions at certain stages. Drug substance manufacture requires high potency containment, and drug product manufacture requires high potency containment under aseptic conditions, also referred to as sterile manufacture. In 2013, we experienced a batch contamination issue with the manufacture of a batch of CRLX301 drug substance, and the process of obtaining a new batch required several months to complete. Any additional performance failures on the part of our existing or future manufacturers could delay clinical development or marketing approval of our product candidates or result in our inability to generate sufficient supplies to meet commercial demands. Although we currently have backup suppliers for several stages of the manufacturing process, we rely on one supplier for each stage of this process. If our current contract manufacturers cannot perform as agreed, or become unavailable to us for any reason, we may be required to replace such manufacturers. Our agreements with our third party manufacturers can be terminated by us or such manufacturers on short notice. If any of our existing manufacturers should become unavailable to us for any reason or should be unable to secure additional manufacturing capacity in the event of higher than anticipated product demand, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing supplier of drug substance or an alternative supplier would be capable of continuing to produce drug substance in commercial quantities, we will need to identify a third-party manufacturer capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market CRLX101 or any other product candidate or may be delayed in doing so.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

We are highly dependent on the scientific, business development and clinical expertise of our management, scientific and clinical teams. The loss of this expertise could impede the achievement of our goals. Any of our employees may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We are operating under a transitional management team following the resignation of our former president, chief executive officer and director, Dr. Oliver F. Fetzer.

As previously announced, Dr. Oliver Fetzer, our former president, chief executive officer and a director, resigned from his positions effective October 29, 2014. We cannot provide any assurance that Dr. Fetzer’s departure will not result in a disruption that adversely impacts our business and employee morale. In addition, we anticipate that we will experience a transitional period before our new chief executive officer is hired and then fully integrated into his or her new roles.

In connection with Dr. Fetzer’s resignation, Paul A. Friedman, M.D., a member of our board of directors, was appointed executive chairman of our board until a new chief executive officer is hired and will, among other duties, oversee our operations, including our clinical and regulatory functions. In addition, Christopher D.T. Guiffre was appointed as our Chief Operating Officer. In his new role as COO, Mr. Guiffre will serve as the Company’s principal executive officer.

We cannot predict how long it will take to find a new chief executive officer and it is possible that we will operate with a transitional leadership team for an extended period. If we are not able to appoint a new president and chief executive officer in a timely manner, or if either Dr. Friedman or Mr. Guiffre ceases to fulfill his respective new role during the transitional period, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that this transitional period will not result in a disruption that adversely impacts our business and employee morale.

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

Risks Related to our Common Stock

The market price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated results from and any delays in our clinical trials, including the ongoing and any new ISTs of CRLX101, our ongoing and planned Phase 2 and Phase 3 clinical trials of CRLX101 or our planned Phase 1 clinical trial of CRLX301, as well as results of regulatory reviews relating to the approval of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	failure or discontinuation of any of our development programs;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	commencement or termination of any collaboration or licensing arrangement;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;

•	results of clinical trials of product candidates of our competitors;

•	general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of healthcare payment systems;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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

We believe that as of November 13, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially own approximately 68% of our common stock. Accordingly, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership may:

•	delay, defer or prevent a change in control;

•	entrench our management or board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

An active trading market for our common stock may not be sustained.

Although we have listed our common stock on The NASDAQ Global Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the times they would like to sell. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

A significant portion of our total outstanding shares may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market may occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

All lock-up agreements entered into in connection with our initial public offering expired on October 7, 2014. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

In addition, as of October 31, 2014, there were 1,939,479 shares subject to outstanding options under our equity compensation. We have registered all of these shares under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of October 31, 2014, there were 128,663 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 7.6 million shares of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through 2019. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, and, accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the growth and development of our business. Furthermore, the terms of our loan and security agreement with Lighthouse Capital prohibit us from paying any dividends without the prior written consent of Lighthouse Capital, and any future debt agreements may also preclude us from paying dividends. Accordingly, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

Provisions in our certificate of incorporation, our by-laws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our certificate of incorporation, our bylaws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions might frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board are not elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for nominations for election to the board or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call a special meeting of stockholders;

•	authorize our board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board; and

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

In addition, we are governed by Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. In addition, if one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the period from July 1, 2014 to August 13, 2014, we granted options to purchase an aggregate of 20,100 shares of common stock, at a weighted-average exercise price of $4.98 per share, to employees pursuant to our 2014 Stock Incentive Plan. We filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and options and other awards issuable pursuant to our equity compensation plans.

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

Use of Proceeds

On April 15, 2014, we completed our IPO, in which we issued and sold 8,500,000 shares of our common stock at a public offering price of $7.00 per share, for aggregate gross proceeds of $59.5 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-194442), which was declared effective by the SEC on April 10, 2014. Leerink Partners LLC acted as book-running manager of the offering and as representatives of the underwriters. Canaccord Genuity Inc., JMP Securities LLC and Wedbush Securities Inc. acted as co-managers for the offering. The offering commenced on April 10, 2014 and did not terminate until the sale of all of the shares offered.

On May 2, 2014, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement relating to our IPO. On May 7, 2014, we closed the underwriters’ over-allotment option and sold 1,069,715 shares to the public as a price of $7.00 per share, for aggregate gross proceeds of $7.5 million.

The net offering proceeds to us, after deducting underwriting discounts of $3.9 million and offering expenses payable by us totaling $3.2 million, were approximately $59.9 million. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 14, 2014. As of September 30, 2014 we have used approximately $2.0 million of the net proceeds from our IPO for research and development of our programs, working capital and other general corporate purposes.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: November 13, 2014	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre, J.D.
Chief Operating Officer
(principal executive officer)

Date: November 13, 2014	By:	/S/ Karen L. Roberts
Karen L. Roberts
Senior Vice President, Finance and Administration
(principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-36395	April 16, 2014	3.1

3.2	Amended and Restated By-Laws	8-K	001-36395	April 16, 2014	3.2

10.1	Second Lease Amendment to the Commercial Lease Agreement between Cerulean Pharma Inc. and Rivertech Associate II, LLC, dated July 11, 2014.	8-K	001-36395	July 17, 2014	10.1

10.2	Employment Agreement dated July 21, 2014 by and between the Registrant and Christopher D. T. Guiffre					X

10.3	Employment Agreement dated July 21, 2014 by and between the Registrant and Edward Garmey					X

10.4	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between the Registrant and Alan Crane					X

10.5	Amendment No. 03 to the Loan and Security Agreement between the Registrant and Lighthouse Capital Partners VI, L.P, dated September 19, 2014					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith