Form 10-Q
period 2015-03-31
Cerulean Pharma Inc.
filed 2015-05-06
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on May 1, 2015: 27,284,026

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$56,316	$51,174
Accounts receivable, prepaid expenses, and other current assets	2,266	1,662
Total current assets	58,582	52,836
Property and equipment — Net	330	342
Other assets	469	215
Total	$59,381	$53,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$836	$3,124
Accounts payable	1,682	1,255
Accrued expenses	2,736	3,648
Other liabilities	35	34
Total current liabilities	5,289	8,061
Long-term liabilities:
Loan payable — net of current portion	13,576	—
Non-current accrued interest	108	—
Other	—	7
Total long-term liabilities	13,684	7
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 20,568,026 and 20,125,049 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	170,615	167,104
Accumulated deficit	(130,209)	(121,781)
Total stockholders’ equity	40,408	45,325
Total	$59,381	$53,393

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$-	$47
Operating expenses:
Research and development	5,021	1,495
General and administrative	2,681	1,510
Total operating expenses	7,702	3,005
Other income (expense):
Interest income	3	1
Interest expense	(721)	(461)
Other expense	(8)	—
Decrease in value of preferred stock warrant liability	—	504
Total other (expense) income — net	(726)	44
Net loss attributable to common stockholders	$(8,428)	$(2,914)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(3.70)
Weighted-average common shares outstanding:
Basic and diluted	20,350,557	786,986

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,428)	$(2,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	440	148
Noncash rent expense	(6)	2
Change in carrying value of preferred stock warrant liability	—	(504)
Depreciation and amortization	41	36
Noncash interest expense	515	120
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(120)	(1,019)
Accounts payable	378	1,246
Accrued expenses	(761)	(781)
Net cash used in operating activities	(7,941)	(3,666)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(14)
Proceeds from sale of property and equipment	—	10
Net cash used in investing activities	(29)	(4)
Cash flows from financing activities:
Proceeds from sale of common stock	2,411	27
Proceeds from issuance of loans payable	15,000	—
Proceeds from issuance of convertible promissory notes	—	8,500
Payments on loans payable	(3,921)	(812)
Cash paid for debt issuance costs	(359)	—
Cash paid for deferred financing costs	(19)	(1,065)
Net cash provided by financing activities	13,112	6,650
Net increase in cash and cash equivalents	5,142	2,980
Cash and cash equivalents — Beginning of period	51,174	5,488
Cash and cash equivalents — End of period	$56,316	$8,468
Supplemental cash flow information — Interest paid	$163	$126

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005 as a Delaware corporation and is located in Cambridge, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiary, Cerulean Pharma Australia Pty Ltd, a wholly owned Australian-based proprietary limited company. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014 and notes thereto, included in the Company’s annual report on Form 10-K.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

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

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock and convertible notes automatically converted into shares of common stock as of April 15, 2014, resulting in the issuance by the Company of an additional 9,728,237 shares of common stock. The significant increase in shares outstanding in April 2014 impacts the year-over-year comparability of the Company’s net loss per share calculations.

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

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements – In April 2015 Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods in which the Company earns net income, the Company would allocate participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). In 2014, the Company’s preferred stock participated in dividends declared by the Company and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods in which the Company earns net income. During periods in which the Company incurs a net loss, the Company allocates no portion of the loss to participating securities because they had no contractual obligation to share in the losses of the Company. The Company computes diluted loss per common share after giving consideration to the dilutive effect of stock options, warrants and shares of unvested restricted stock that are outstanding to the period, except where the inclusion of such nonparticipating securities would be antidilutive.

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

The following potentially dilutive securities that were outstanding prior to the use of the two-class method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of March 31,
	2015	2014
Options to purchase common stock	2,660,498	1,208,077
Warrants to purchase redeemable convertible preferred stock	—	128,663
Warrants to purchase common stock	300,564	—
Redeemable convertible preferred stock	—	6,826,004
Convertible notes payable	—	2,894,099
4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of March 31, 2015	As of December 31, 2014
Accrued expenses	$974	$663
Accrued clinical trial costs	1,008	848
Accrued contract manufacturing expenses	158	580
Accrued compensation and benefits	502	983
Accrued interest	94	574
Total accrued expenses	$2,736	$3,648

5.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

In August of 2013, the Company issued convertible promissory notes in the amount of $8,824,000 to existing investors with a stated interest rate of 7%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO in April 2014.

In February and March 2014, the Company issued convertible promissory notes in the original principal amount of $6,000,000 to existing investors and a convertible promissory note in the original principal amount of $2,500,000 to a new investor. All of the notes had a stated interest rate of 7%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO at a conversion price equal to 77.5% of the IPO price. The Company recorded a loss on the extinguishment of the notes of $2,493,000 in April 2014, equal to the difference between the fair value of the shares into which the notes converted and the carrying amount of the notes upon the closing of the IPO.

6.	LOAN AGREEMENTS

On January 8, 2015 (the “Closing Date”), the Company entered into a term loan facility of up to $26.0 million (the “Term Loan”) with Hercules Technology Growth Capital, Inc., or Hercules, the proceeds of which were used to repay the Company’s existing term loan facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse Capital”) and for general corporate and working capital purposes.

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

The Term Loan will mature on July 1, 2018. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Term Loan provides for interest-only payments on a monthly basis until December 31, 2015. The interest only period may be extended at the Company’s option for a three month period if the Company attains certain clinical milestones, and for an additional three month period if the Company attains certain clinical milestones and receives net cash proceeds of at least $30.0 million from the issuance and sale by the Company of its equity securities and/or upfront cash payments from one or more strategic corporate partnerships. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment of the Term Loan is subject to a prepayment charge of (i) 3.0% if such prepayment occurs within twelve months of the Closing Date, (ii) 2.0% if such prepayment occurs after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, and (iii) 1.0% thereafter. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall make a final payment to the lender in the amount of 6.70% of the aggregate original principal amount advanced by the lender. The amount is being accrued over the loan term as interest expense.

In connection with the Hercules Loan Agreement, the Company issued to Hercules a warrant to purchase shares of the common stock of the Company at an exercise price of $6.05 per share. The warrant is initially exercisable for 137,521 shares of common stock. On such date (if any) as a Term C Loan Advance is made to the Company, the warrant shall automatically become exercisable for an additional 34,380 shares of common stock. The warrant is exercisable until January 8, 2020. The Company estimated the fair value of the warrant for shares exercisable on the issue date in January 2015 to be $659,000. The value of the warrant was recorded as a discount to the loan and will be amortized to interest expense using the effective interest method over the term of the loan. The fair value of the warrant was estimated on the date of issue for the exercisable shares at that date using the Black-Scholes option-pricing model. The following table shows the Black-Scholes assumptions used to value the warrant in connection with the Hercules Loan Agreement:

January 8, 2015
Contractual life	5 years
Volatility rate	61%
Risk-free interest rate	1.50%
Expected dividends	—

In connection with the Hercules Loan Agreement, the Company entered into a stock purchase agreement with Hercules, whereby Hercules purchased 135,501 shares of common stock from the Company at a price per share of $7.38, which was equal to the closing price of the common stock on The NASDAQ Global Market on January 7, 2015, for an aggregate purchase price of approximately $1.0 million.

In December 2011, the Company entered into a loan and security agreement with Lighthouse Capital to borrow up to $10,000,000 in one or more advances by December 31, 2012.  In both March 2012 and August 2012, the Company borrowed $5,000,000 under the loan and security agreement, for a total of $10,000,000. This amount was being repaid over 36 months beginning on December 1, 2012, at an interest rate of 8.25%.   In addition, the Company was required to make an additional interest payment in the amount of $600,000 at the end of the loan term. The amount was accrued over the loan term as interest expense. The amount accrued as of December 31, 2014 was $574,000 and was included in accrued expense in the accompanying balance sheet.  In January 2015, the Company repaid in full the amount outstanding under the Lighthouse Capital loan, or $3.6 million, with the proceeds from the Hercules Loan Agreement.

In connection with the loan and security agreement with Lighthouse Capital, the Company issued Lighthouse Capital a warrant to purchase a maximum of 66,436 shares of the Company’s Series D Preferred Stock, at an exercise price of $12.04 per share. The warrant was immediately exercisable for 29,067 shares at the date of issue and expires 10 years from the date of issue (December 2021). The exercisable shares increased in March 2012 and August 2012 as the Company borrowed under the loan and security agreement. At March 31, 2015 and December 31, 2014, 66,436 shares were exercisable. The fair value of the warrant was estimated on the date of issue for the exercisable shares at that date and the fair value of each increment was estimated on the date the shares became exercisable, using the Black-Scholes option-pricing model. The Company estimated the fair value of the warrant for shares exercisable on the issue date in December 2011 and incremental shares exercisable in March 2012 and August 2012 to be $284,000, $182,000 and $178,000, respectively. The following table shows the Black-Scholes assumptions used to value the preferred stock warrants in connection with the loan and security agreement on the respective dates:

	Series D Preferred Stock Warrants
	December 2011	March 2012	August 2012
Contractual life	10 years	9.69 years	9.29 years
Volatility rate	80%	80%	80%
Risk-free interest rate	1.98%	2.17%	1.68%
Expected dividends	—	—	—

The Company determined the fair value of the warrant at the end of each subsequent reporting period using the Black-Scholes option pricing model until their conversion to warrants to purchase 66,436 shares of common stock upon the completion of the IPO.  The value of the warrant was recorded as a discount to the loan and was being amortized as interest expense using the effective interest method over the 36-month repayment term.  The unamortized discount relating to warrants, or $0.2 million, was expensed as interest expense upon repayment of the loan in January 2015.

7.	STOCK OPTION PLAN

A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	2,126,176	$4.97	6.7	$2,701
Granted	842,820	8.91
Exercised	(307,476)	4.59
Forfeited	(1,022)	5.73
Outstanding — March 31, 2015	2,660,498	$6.33	7.3	$7,716
Options expected to vest — March 31, 2015	1,561,898	$7.14	9.5	$3,368
Options exercisable — March 31, 2015	580,484	$4.79	6.5	$2,531

The weighted-average per share grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $5.07 and $5.95, respectively.

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

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $420,000 and $148,000 for the three months ended March 31, 2015 and 2014, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Expected life	6 years	6 years
Risk-free interest rate	1.45%-1.69%	1.83%-2.00%
Expected volatility	61%-63%	60.00%
Expected dividend rate	—%	—%

The Company recorded stock-based compensation expense related to nonemployee awards of $20,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Expected life	8 years	8 years
Risk-free interest rate	1.86%	2.11%-2.63%
Expected volatility	62.00%	56%-59%
Expected dividend rate	—%	—%

The Company did not grant any nonemployee stock option grants for the three months ended March 31, 2015 and 2014.

8.	FAIR VALUE MEASUREMENTS

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2015 and December 31, 2014, is as follows:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Money market funds	$55,844	$—	$55,844	$—
December 31, 2014
Money market funds	$50,541	$—	$50,541	$—

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

No transfers between levels have occurred during the periods presented.

9.	SUBSEQUENT EVENT

On April 10, 2015, the Company closed an underwritten public offering (the “Secondary Offering”) of 6,716,000 shares of common stock, including 876,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share. The gross proceeds to the Company from the Secondary Offering were approximately $40.3 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

During the quarter ended March 31, 2015, we signed a clinical research agreement with the GOG Foundation, Inc. to conduct an open-label Phase 1b clinical trial of our lead product candidate, CRLX101, in combination with weekly paclitaxel in patients with relapsed ovarian cancer. We have commenced start-up procedures and expect to enroll the first patient in the second quarter of 2015.  In March 2015 we also announced that a Phase 1b/2 investigator-sponsored trial of CRLX101 in combination with Avastin® in relapsed renal cell carcinoma, or RCC, achieved its primary endpoint of at least 50% of patients achieving four months of progression free survival.  Data from this trial have been submitted for presentation at the American Society of Clinical Oncology 2015 Annual Meeting in June and will be submitted for publication in a peer-reviewed journal later this year.

We have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of these operations. To date, we have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through March 31, 2015, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $15.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and Hercules Loan Agreement, respectively.

On January 8, 2015, we entered into the Hercules Loan Agreement pursuant to which we are eligible to borrow up to an aggregate principal amount of $26.0 million, subject to certain conditions. On January 8, 2015, we borrowed $15.0 million under the Hercules Loan Agreement, and we used a portion of those proceeds to repay our outstanding indebtedness under the Lighthouse Loan Agreement. In connection with entering into the Hercules Loan Agreement, we sold 135,501 shares of our common stock to Hercules in a private placement and received $1.0 million in proceeds.

We have never been profitable and have incurred significant operating losses since our incorporation. As of March 31, 2015, we had an accumulated deficit of $130.2 million. We incurred net losses of approximately $8.4 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

Recent Developments

On April 10, 2015, we closed an underwritten public offering, or the Secondary Offering, of 6,716,000 shares of common stock, including 876,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share. The gross proceeds to us from the Secondary Offering were approximately $40.3 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

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

•	expenses relating to scientific and medical consultants and advisors;
•	the cost of acquiring and manufacturing clinical trial materials;
•	facilities, depreciation of fixed assets and other allocated expenses, including direct and allocated expenses for rent and maintenance of facilities and equipment;
•	lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our preclinical and clinical activities;
•	license fees related to in-licensed products and technology; and
•	costs associated with non-clinical activities and regulatory approvals.

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
CRLX101	$3,342	$893
CRLX301	888	164
Dynamic Tumor Targeting platform	448	280
Overhead	343	158
Total research and development expense	$5,021	$1,495

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development. We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and investigator-sponsored trials, or ISTs.  These trials consist of:

•	Relapsed renal cell carcinoma:
-

A Phase 2 randomized, controlled, company-sponsored trial is being conducted comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.  We refer to this clinical trial as the RCC Trial.

-	A Phase 1b/2 single-arm IST of CRLX101 in combination with Avastin.
•	Relapsed ovarian cancer:
-	A Phase 1b single-arm company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer conducted in collaboration with the GOG Foundation, Inc.
-	A Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer.
•	Neoadjuvant rectal cancer:
-	A Phase 1b/2 single-arm IST of CRLX101 in combination with chemoradiotherapy in patients with non-metastatic rectal cancer.

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

CRLX301

CRLX301 is currently in early stage clinical development, with a Phase 1 trial ongoing.  Assuming we are successful in establishing a safe maximum tolerated dose, or MTD, and/or a recommended Phase 2 dose in the Phase 1 trial, we plan to rapidly advance CRLX301 into Phase 2 development in selected solid tumors.

Under our license agreement with Calando pursuant to which we obtained rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system, or the Platform Agreement, we paid a $250,000 clinical development milestone to Calando in January 2015 in connection with the initiation of our Phase 1 clinical trial of CRLX301 in December 2014. We may also be required to make milestone payments in an aggregate amount of up to $18.0 million to Calando if we achieve certain development and sales events with respect to any cyclodextrin-based, or CDP-based, product.  Further, under the Platform Agreement, if we, or one of our affiliates, sell CRLX301, or any CDP-based product, we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando is in the low-double digits.

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

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and costs of the current or future clinical trials of any of our product candidates or if, when or to what extent we will generate revenues from any commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of development of our product candidates will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing clinical trials;
•	a continued acceptable safety profile of any product candidate once approved;
•	the scope, progress, timing, results and costs of researching and developing our product candidates and conducting preclinical and clinical trials;
•	results from ongoing as well as any future clinical trials;
•	significant and changing government regulation in the United States and abroad;
•	the costs, timing and outcome of regulatory review or approval of our product candidates in the United States and abroad;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	establishment of arrangements with third party suppliers of raw materials and third party manufacturers of finished drug product;
•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;
•	the emergence of competing technologies and products and other adverse market developments; and
•	the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

Any change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the cost and timing associated with the development of that product candidate. For example, if the FDA, or a comparable non-U.S. regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the marketing authorization of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to obtain marketing authorization.

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

Interest Expense

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Hercules Loan Agreement and the write off of debt discount and deferred financing costs associated with the repayment of the debt incurred under the Lighthouse Loan Agreement in 2015 and interest, amortization of debt discount and amortization of deferred financing costs associated with the Lighthouse Loan Agreement and interest expense on our convertible notes in 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2015	2014	Dollar	%
Revenue	$—	$47	$(47)	*
Operating expenses:
Research and development	5,021	1,495	3,526	*
General and administrative	2,681	1,510	1,171	78%
Loss from operations	(7,702)	(2,958)	(4,744)	*
Other income (expense), net	(726)	44	(770)	*
Net loss	$(8,428)	$(2,914)	$(5,514)	*
* Not meaningful

Revenue.  There was no revenue recorded for the three months ended March 31, 2015.  For the three months ended March 31, 2014, revenue was $47,000 from two material transfer agreements which concluded in 2014. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology for research purposes.

Research and development. Research and development expense for the three months ended March 31, 2015 was $5.0 million compared to $1.5 million for the three months ended March 31, 2014, an increase of $3.5 million.  The increase is primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the three months ended March 31, 2015 and 2014, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2015	2014	Dollar	%
CRLX101	$3,342	$893	$2,449	*
CRLX301	888	164	724	*
Dynamic Tumor Targeting platform	448	280	168	60%
Overhead	343	158	185	*
Total research and development expense	$5,021	$1,495	$3,526	*
* Not meaningful

For the three months ended March 31, 2015, CRLX101 program expenses increased by $2.4 million to $3.3 million compared to $0.9 million for the three months ended March 31, 2014.  The increase in CRLX101 program expense was primarily attributable to costs associated with our ongoing RCC Trial, which was initiated in mid-2014, together with costs associated with ISTs. Clinical trial expenses increased $1.5 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $0.5 million to support the CRLX101 development program and the clinical trials. Chemistry, manufacturing, and controls, or CMC, costs increased $0.4 million reflecting increased activity to support current and future clinical development.

For the three months ended March 31, 2015, CRLX301 program expenses increased $0.7 million to $0.9 million compared to $0.2 million for the three months ended March 31, 2014.  The increase in CRLX301 program expense was primarily due to costs associated with the Phase 1 clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.2 million for the three months ended March 31, 2015 compared to the prior year primarily due to CRO and laboratory costs. Salary and benefits expenses increased $0.3 million to support the CRLX101 development program and the clinical trials. CMC and development expenses increased $0.2 million reflecting increased activity to support current and future clinical development.

Expenses associated with our Dynamic Tumor Targeting platform and overhead increased $0.4 million, or 81%, to $0.8 million for the three months ended March 31, 2015 compared to $0.4 million for the three months ended March 31, 2014.  The increase is primarily due to increased headcount in new discovery research and increased facility costs.

General and administrative. General and administrative expense for the three months ended March 31, 2015 was $2.7 million compared to $1.5 million for the three months ended March 31, 2014, an increase of $1.2 million, or 78%. The increase in general and administrative costs is attributable to the growth in our corporate infrastructure to support a larger company and the costs of being a public company.  Salaries and benefits, including stock-based compensation, increased $0.5 million for the three months ended March 31, 2015, reflecting increases in finance and accounting, legal and corporate communications.  Costs of being a public company increased $0.4 million for the three months ended March 31, 2015 over comparable costs in the same period in the prior year including board of director fees, insurance for directors and officers, audit and tax fees, and corporate communication and printer fees.  Professional and recruiting fees increased $0.2 million for the period compared to the prior year, primarily due to increased recruiting and placement fees.

Other income (expense), net. Other expense, net, for the three months ended March 31, 2015 was other expense, net, of $0.7 million compared to other income, net, of $44,000 for the three months ended March 31, 2014, an increase in other expense, net, of $0.8 million.  Interest expense was $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015, interest expense included $0.5 million associated with the Hercules Loan Agreement, including $0.1 million for the amortization of debt discount and deferred financing costs, and $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement. Interest expense for the three months ended March 31, 2014 included $0.2 million for our convertible notes and $0.1 million for interest and $0.2 million for the amortization of debt discount and deferred financing costs associated with the Lighthouse Loan Agreement. Other income (expense), net, for the three months ended 2014 included a $0.5 million adjustment to the fair value of our outstanding preferred stock warrant liability recorded as other income.

Liquidity and Capital Resources

From our incorporation through March 31, 2015, we raised an aggregate of $186.4 million to fund our operations, of which $84.2 million was from the sale of preferred stock, $59.9 million was from the IPO, $17.3 million was from the sale of convertible promissory notes, $25.0 million was from borrowings under loan and security agreements and $1.0 million from the private placement of our common stock to Hercules. As of March 31, 2015, we had cash and cash equivalents of approximately $56.3 million.

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

Our indebtedness under the Hercules Loan Agreement will mature on July 1, 2018. Each advance under the Hercules Loan Agreement accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Hercules Loan Agreement provides for interest-only payments on a monthly basis until December 31, 2015. The interest only period may be extended at our option for a three month period if we attain certain clinical milestones specified in the Hercules Loan Agreement, and for an additional three month period if we attain certain clinical milestones and receive net cash proceeds of at least $30.0 million from the issuance and sale of our equity securities and/or upfront cash payments from one or more strategic corporate partnerships. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. We may prepay the indebtedness under the Hercules Loan Agreement in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment is subject to a prepayment charge of (i) 3.0% if such prepayment occurs on or before January 8, 2016, (ii) 2.0% if such prepayment occurs after January 8, 2016, but on or before January 8, 2017, and (iii) 1.0% if such prepayment occurs after January 8, 2017. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we shall make a final payment to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules.

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

Lighthouse Loan Agreement.  In 2011, we entered into the Lighthouse Loan Agreement which permitted us to borrow up to an aggregate principal amount of $10.0 million. We borrowed $5.0 million in March 2012 and an additional $5.0 million in August 2012.  Interest accrued under the Lighthouse Loan Agreement at an annual rate of 8.25%.  As of December 31, 2014, there was $3.3 million in aggregate principal amount outstanding under the Lighthouse Loan Agreement.  We repaid in full our outstanding indebtedness under the Lighthouse Loan Agreement and terminated the agreement on January 8, 2015. There were no prepayment charges associated with the early repayment of the loan.

Convertible Notes.  In 2014, we issued and sold convertible promissory notes, or our 2014 Convertible Notes, in an aggregate principal amount of $8.5 million, to certain of our stockholders and one additional purchaser. The 2014 Convertible Notes accrued interest at an annual rate of 7%. In connection with the completion of our IPO, all principal and accrued interest under our 2014 Convertible Notes converted into an aggregate of 1,582,931 shares of our common stock, at 77.5% of the IPO price, or $5.43 per share.

In 2013, we issued and sold convertible promissory notes, or our 2013 Convertible Notes, in an aggregate principal amount of $8.8 million to certain of our stockholders. Our 2013 Convertible Notes accrued interest at an annual rate of 7%. In connection with the completion of our IPO, all principal and accrued interest under our 2013 Convertible Notes converted into an aggregate of 1,319,302 shares of our common stock, at the IPO price of $7.00 per share.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, contract manufacturing services, laboratory and related supplies, clinical trial costs, legal and other regulatory expenses and general overhead costs.

We believe that our cash and cash equivalents as of March 31, 2015, together with the net proceeds we received from our Secondary Offering, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2017.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

•	the revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the scope, costs and timing of the manufacture, supply and distribution of our drug candidates for preclinical and clinical trials;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the extent to which we acquire or in-license other medicines and technology;
•	our headcount growth and associated costs; and
•	the costs of operating as a public company.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(7,941)	$(3,666)
Net cash used in investing activities	(29)	(4)
Net cash provided by financing activities	13,112	6,650
Net increase in cash and cash equivalents	$5,142	$2,980

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $7.9 million for the three months ended March 31, 2015 compared with $3.7 million for the three months ended March 31, 2014, an increase of $4.3 million. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $4.7 million partially offset by an increase in stock compensation expenses of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $29,000 for the three months ended March 31, 2015 compared to $4,000 for the three months ended March 31, 2014. The increase in net cash used in investing activities of $25,000 was the primarily due to purchases of equipment during the three months ended March 31, 2015, compared to similar purchases, net of proceeds from the sale of property and equipment of $10,000, in the three months ended March 31, 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.1 million during the three months ended March 31, 2015 compared with $6.7 million during the three months ended March 31, 2014. For the three months ended March 31, 2015, we received gross proceeds of $15.0 million from our initial borrowing under the Hercules Loan Agreement compared to raising $8.5 million through the sale of convertible promissory notes for the three months ended March 31, 2014.  We repaid in full our indebtedness under the Lighthouse Loan Agreement in the amount of $3.9 million for the three months ended March 31, 2015 compared to payments under the Lighthouse Loan Agreement in the amount of $0.8 million for the three months ended March 31, 2014.  We received $1.0 million of proceeds from the sale of our common stock in a private placement to Hercules and we received $1.4 million of proceeds from the exercise of common stock options for the three months ended March 31, 2015.  We paid $1.1 million of deferred financing costs related to the IPO and the convertible note issuance for the three months ended March 31, 2014.

Contractual Obligations and Contingent Liabilities

On January 8, 2015 we borrowed $15.0 million under the Hercules Loan Agreement and used a portion of those proceeds to repay our total outstanding indebtedness of $3.6 million under the Lighthouse Loan Agreement, which has been terminated.  Borrowings under the Hercules Loan Agreement bear interest at 7.3%. The Hercules Loan Agreement provides for interest only payments until December 31, 2015, subject to potential extension in accordance with the terms of the Hercules Loan Agreement.  Thereafter, amortization payments will be payable in equal monthly installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, with a one-time final payment of 6.3% of the original principal amount of $15.0 million due on the maturity date of July 1, 2018.

As of March 31, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as described in the preceding paragraph.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In April 2015 Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2015-03, “Interest – Imputation of Interest”, or ASU 2015-03. To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents of approximately $56.3 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2015 we closed an underwritten public offering, or the Secondary Offering, of 6,716,000 shares of common stock, including 876,000 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $6.00 per share. The gross proceeds to us from the Secondary Offering were approximately $40.3 million, before deducting underwriting discounts and commissions and offering expenses payable by us.

We believe that our cash and cash equivalents as of March 31, 2015 which include the $15.0 million in proceeds we borrowed from Hercules under the first tranche of the Hercules Loan Agreement and the $1.0 million in proceeds we received from the sale of our common stock to Hercules in a private placement transaction that was completed in connection with the Hercules Loan Agreement, as well as the $40.3 million in gross proceeds we received from the Secondary Offering, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our

loan and security agreement with Lighthouse Capital Partner VI, L.P.   As of March 31, 2015, we had approximately $16.1 million in outstanding indebtedness under the Hercules Loan Agreement.

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

Since incorporation, we have incurred significant operating losses. As of March 31, 2015, we had an accumulated deficit of $130.2 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

We believe that the anti-cancer activity shown by CRLX101 in preclinical tumor models is due in part to its inhibition of HIF, and we have prioritized the clinical development of CRLX101, among other criteria, on HIF-driven tumor types. We have shown preclinically that CRLX101 inhibits both HIF-1α and HIF-2α. While HIF-1α has become a target of increasing interest in cancer research and recent research suggests that HIF-1α is a master regulator for many cancer cell survival pathways, the science underlying HIF-1α is based on recent discoveries and not fully understood. Moreover, the exact role of HIF-2α is less well described and understood. If our hypothesis with respect to the role of HIF in cancer cells proves incorrect, CRLX101 may not have the same level of therapeutic benefit as it might otherwise have, and in that case we may be unable to receive marketing approval for, or successfully commercialize, CRLX101, and our business could be materially harmed.

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

•

the FDA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design or our interpretation of data from preclinical studies and clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design of   our clinical trials;

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

We have conducted, currently are conducting and intend in the future to conduct, clinical trials outside the United States. Opening trial sites outside of the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. For example, in late 2014, we commenced in Australia the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies.  In addition, we have expanded the RCC Trial to South Korea where we expect to have five additional clinical sites open before the end of the second quarter of 2015.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, including review and approval by an independent ethics committee and informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Since we currently do not have an active IND in the United States for CRLX301, unless we are able to obtain an active IND, we would be unable to conduct clinical trials in the United States. There can be no assurance that the FDA will accept data from trials conducted outside of the United States and no assurance that we will be successful in obtaining an IND for CRLX301. If the FDA does not accept the data from our Phase 1/2a clinical trial of CRLX301 in Australia, for example, or any other trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of CRLX101, CRLX301 or any future product candidates.

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

On April 27, 2015, we were notified that we received fast track designation for the treatment of metastatic RCC following progression through two or three prior lines of therapy. We may seek fast track designation for other indications or other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We may request Priority Review for one or more of our product candidates at the time of the submission of the NDA to FDA. The FDA may not grant Priority Review for any of our product candidates. Moreover, even if the FDA designated Priority Review for one of our product candidates, that designation may not lead to a faster regulatory review or approval process and, in any event, would not assure FDA approval.

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

Some of the intellectual property rights we have licensed may have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, some of the intellectual property rights licensed to us under the SUNY agreement and which are relevant to taxane containing NDCs such as CRLX301 may have been generated using United States government funds. As a result, the United States government may have certain rights to intellectual property embodied in CRLX301 pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Risks Related to Employee Matters and Managing Growth

We are in a period of transition following the appointment of our new president and chief executive officer.

On March 20, 2015, our board of directors appointed Christopher D.T. Guiffre as our President and Chief Executive Officer and elected him as a director, effective immediately.We anticipate that we will experience a transitional period as Mr. Guiffre becomes fully integrated into his new role.

Paul A. Friedman, M.D., a member of our board of directors, was appointed Executive Chairman of our board effective October 29, 2014 and we anticipate that he will continue in that role until our 2016 annual meeting of stockholders.

If either Dr. Friedman or Mr. Guiffre ceases to fulfill his respective new responsibilities, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that this transitional period will not result in a disruption that adversely impacts our business and employee morale.

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

We lease laboratory and office space in Cambridge, Massachusetts under a lease expiring on February 29, 2016. We have the right to extend the lease for an additional three year term, subject to reaching agreement with the landlord on market rent for the term of such extension. Our landlord is attempting to sell the building in which we are located, and the efforts to sell the building may make it more difficult for us to reach an agreement on the market rent for the term of the extension.  If we elect not to exercise our extension right, or if we are not able to reach an agreement on market rent for the term of an extension, we will need to relocate our laboratory and office space.  In these circumstances, we may be unable to obtain alternative facilities due to our financial condition or for other reasons, and we may be unable to fully relocate our existing operations before termination of our existing lease, thereby disrupting our business and research and development activities. In the event that we relocate to a new location, the new location we choose may adversely affect employee retention or recruitment, and the process of moving our offices to a new location may disrupt our operations.

Risks Related to our Common Stock

The market price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. From April 10, 2014 to April 30, 2015, the sale price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.87 per share to a low of $3.35 per share.  The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We believe that as of April 15, 2015, our executive officers and directors and their affiliates will beneficially own 27.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of April 15, 2015, there were 2,660,426 shares subject to outstanding options.  In August 2014, we registered all of these shares under the Securities Act of 1933, as amended, on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of April 15, 2015, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.9 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have broad discretion in the use of our cash reserves and may not use them effectively.

Our management has broad discretion to use our cash reserves and could use our cash reserves in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses and these financial losses could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On January 8, 2015, we entered into a stock purchase agreement with Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which we issued to Hercules 135,501 shares of Common Stock, or the Hercules Shares, at a price per share of $7.38 for an aggregate purchase price of approximately $1.0 million. The Hercules Shares were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Accordingly, the Hercules Shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

On January 8, 2015, we issued to Hercules a warrant to purchase shares of our common stock at a purchase price of $6.05 per share. The warrant is initially exercisable for 137,521 shares of our common stock and will be exercisable for up to an additional 34,380 shares of our common stock in the event that we draw down certain amounts under our term loan with Hercules.  The issuance of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

We completed the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-194442), which was declared effective by the SEC on April 10, 2014.  The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.9 million.

As of March 31, 2015, we have used approximately $17.1million of the net proceeds from our IPO, primarily to fund the clinical development of CRLX101, to fund research and development of CRLX301 and for working capital and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities in accordance with our investment policy.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 5. Other Information.

On May 1, 2015, we delivered a notice of termination to the Massachusetts Institute of Technology, or MIT, with respect to the Exclusive License Agreement, dated December 21, 2006, as amended, by and between the Company and MIT, or the MIT License Agreement, pursuant to which we license 12 patents relating to polymeric nanoparticle technology.  The termination will become effective on November 1, 2015 or sooner, as we may agree with MIT.  Neither our Dynamic Tumor Targeting platform, nor any of our product candidates, utilize technologies covered by the MIT License Agreement, and the termination will not adversely affect the Dynamic Tumor Targeting platform or any of our product candidates.  One of our directors, Ram Sasisekharan, serves as a Professor of Biological Engineering at MIT.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: May 6, 2015	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre, J.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2015	By:	/S/ Karen L. Roberts
Karen L. Roberts
Senior Vice President, Finance and Administration
(principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Loan and Security Agreement, dated January 8, 2015, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	10.1

10.2	Stock Purchase Agreement, dated January 8, 2015, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	10.2

10.3	Right to Invest Letter, dated January 8, 2015, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	10.3

10.4	Warrant, dated January 8, 2015, issued to Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	4.1

10.5	Fifth Amendment, dated as of February 17, 2015, to Exclusive Patent License Agreement, dated as of December 21, 2006, as amended, between the Registrant and Massachusetts Institute of Technology	10-K	001-36395	March 19, 2015	10.31

10.6	Amendment, dated March 3, 2015, to Separation, Transition and Release of Claims Agreement between the Registrant and Oliver S. Fetzer, Ph. D	8-K	001-36395	March 4, 2015	10.1

10.7	Amended and Restated Employment Agreement dated March 27, 2015 between the Registrant and Christopher D. T. Guiffre	S-1	333-202917	March 30, 2015	10.26

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X
*	Submitted electronically herewith