Form 10-Q
period 2015-06-30
Cerulean Pharma Inc.
filed 2015-08-06
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on July 31, 2015: 27,303,452

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$85,476	$51,174
Accounts receivable, prepaid expenses, and other current assets	1,609	1,662
Total current assets	87,085	52,836
Property and equipment — Net	366	342
Other assets	653	215
Total	$88,104	$53,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$2,654	$3,124
Accounts payable	1,808	1,255
Accrued expenses	3,356	3,648
Other liabilities	27	34
Total current liabilities	7,845	8,061
Long-term liabilities:
Loan payable — net of current portion	11,833	—
Non-current accrued interest	224	—
Other	—	7
Total long-term liabilities	12,057	7
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 27,300,105 and 20,125,049 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	208,315	167,104
Accumulated deficit	(140,116)	(121,781)
Total stockholders’ equity	68,202	45,325
Total	$88,104	$53,393

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$33	$—	$80
Operating expenses:
Research and development	6,678	2,648	11,699	4,143
General and administrative	2,717	2,029	5,398	3,539
Total operating expenses	9,395	4,677	17,097	7,682
Other income (expense):
Interest income	1	2	4	3
Interest expense	(513)	(268)	(1,242)	(729)
Loss on extinguishment of debt	—	(2,493)	—	(2,493)
Decrease in value of preferred stock warrant liability	—	—	—	504
Total other (expense) income — net	(512)	(2,759)	(1,238)	(2,715)
Net loss attributable to common stockholders	$(9,907)	$(7,403)	$(18,335)	$(10,317)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.37)	$(0.44)	$(0.78)	$(1.17)
Weighted-average common shares outstanding:
Basic and diluted	26,690,673	16,883,716	23,504,303	8,835,351

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,335)	$(10,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	896	343
Noncash rent expense	(13)	2
Change in carrying value of preferred stock warrant liability	—	(504)
Depreciation and amortization	83	63
Gain on disposal of property and equipment	—	(30)
Loss on extinguishment of debt	—	2,493
Noncash interest expense	791	229
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	532	(174)
Accounts payable	503	(335)
Accrued expenses	(195)	335
Net cash used in operating activities	(15,738)	(7,895)
Cash flows from investing activities:
Purchases of property and equipment	(107)	(38)
Proceeds from sale of property and equipment	—	40
Increase in restricted cash	(230)	—
Net cash (used in) provided by investing activities	(337)	2
Cash flows from financing activities:
Proceeds from sale of common stock	2,472	133
Proceeds from issuance of loans payable	15,000	—
Proceeds from issuance of convertible promissory notes	—	8,500
Payments on loans payable	(3,921)	(1,640)
Cash paid for debt issuance costs	(359)	(179)
Proceeds from public stock offering, net of issuance costs	37,185	59,862
Net cash provided by financing activities	50,377	66,676
Net increase in cash and cash equivalents	34,302	58,783
Cash and cash equivalents — Beginning of period	51,174	5,488
Cash and cash equivalents — End of period	$85,476	$64,271
Supplemental disclosures of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$81,525
Conversion of convertible notes and accrued interest into common stock, net	$—	$20,138
Reclassification of warrants to additional paid in capital	$—	$424
Supplemental cash flow information — Interest paid	$443	$234

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005 as a Delaware corporation and is located in Cambridge, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiary, Cerulean Pharma Australia Pty Ltd, a wholly owned Australian-based proprietary limited company. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014 and notes thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2015 (the “2015 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

On April 10, 2015, the Company completed the issuance and sale of 6,716,000 shares of common stock in an underwritten public offering at a price to the public of $6.00 per share.  The sale of shares of common stock included 876,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock. The net proceeds to the Company from this offering were $37.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On April 15, 2014, the Company completed the issuance and sale of 8,500,000 shares of its common stock in its initial public offering (the “IPO”), at a price to the public of $7.00 per share. On May 7, 2014, the Company completed the sale of an additional 1,069,715 shares of common stock at a price to the public of $7.00 per share under a partial exercise by the underwriters of their option to purchase additional shares of common stock. The sale of the shares to the public resulted in net proceeds to the Company of $59.9 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock and convertible notes automatically converted into shares of common stock as of April 15, 2014, resulting in the issuance by the Company of an additional 9,728,237 shares of common stock. The significant increases in shares outstanding in April 2015 and April 2014 impacts the year-over-year comparability of the Company’s net loss per share calculations.

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

There have been no material changes to the significant accounting policies previously disclosed in the 2015 10-K.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company computes diluted loss per common share after giving effect to the dilutive effect of stock options, warrants and shares of unvested restricted stock that are outstanding during the period, except where the inclusion of such securities would be antidilutive.

The Company has reported a net loss for all periods presented and, therefore, diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities that were outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of June 30,
	2015	2014
Options to purchase common stock	2,989,627	1,755,786
Warrants to purchase common stock	300,564	128,663
4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Accrued expenses	$538	$663
Accrued clinical trial costs	1,396	848
Accrued contract manufacturing expenses	392	580
Accrued compensation and benefits	939	983
Accrued interest	91	574
Total accrued expenses	$3,356	$3,648

5.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

In February and March 2014, the Company issued convertible promissory notes in the original principal amount of $6.0 million to existing investors and a convertible promissory note in the original principal amount of $2.5 million to a new investor. All of the notes had a stated interest rate of 7.0%. Outstanding principal and unpaid accrued interest due under the notes were automatically converted into shares of the Company’s common stock upon the closing of the IPO at a conversion price equal to 77.5% of the IPO price. The Company recorded a loss on the extinguishment of the notes of $2.5 million in April 2014, equal to the difference between the fair value of the shares into which the notes converted and the carrying amount of the notes upon the closing of the IPO.

6.	LOAN AGREEMENTS

On January 8, 2015 (the “Closing Date”), the Company entered into a term loan facility of up to $26.0 million (the “Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”). The proceeds were used to repay the Company’s existing term loan facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse Capital”) and for general corporate and working capital purposes.

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

The Term Loan will mature on July 1, 2018. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Term Loan provides for interest-only payments on a monthly basis until December 31, 2015. The interest only period may be extended at the Company’s option for a three month period if the Company attains certain clinical milestones, and for an additional three month period if the Company attains certain clinical milestones and receives net cash proceeds of at least $30.0 million from the issuance and sale by the Company of its equity securities and/or upfront cash payments from one or more strategic corporate partnerships. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment of the Term Loan is subject to a prepayment charge of (i) 3.0% if such prepayment occurs within twelve months of the Closing Date, (ii) 2.0% if such prepayment occurs after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, and (iii) 1.0% thereafter. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules. The amount of the end of term charge is being accrued over the loan term as interest expense.

In connection with the Hercules Loan Agreement, the Company issued to Hercules a warrant to purchase shares of the common stock of the Company at an exercise price of $6.05 per share. The warrant is initially exercisable for 137,521 shares of common stock. On such date (if any) as a Term C Loan Advance is made to the Company, the warrant shall automatically become exercisable for an additional 34,380 shares of common stock. The warrant is exercisable until January 8, 2020. The Company estimated the fair value of the warrant for shares exercisable on the issue date in January 2015 to be $659,000. The value of the warrant was recorded as a discount to the loan and will be amortized to interest expense using the effective interest method over the term of the loan. The fair value of the warrant was estimated on the date of issue for the exercisable shares at that date using the Black-Scholes option-pricing model. The following table shows the Black-Scholes assumptions used to value the warrant:

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

In December 2011, the Company entered into a loan and security agreement with Lighthouse Capital to borrow up to $10.0 million in one or more advances by December 31, 2012.  In both March 2012 and August 2012, the Company borrowed $5.0 million under the loan and security agreement, for a total of $10.0 million. This amount was being repaid over 36 months beginning on December 1, 2012, at an interest rate of 8.25%.   In addition, the Company was required to make an additional payment in the amount of $600,000 at the end of the loan term. The amount was accrued over the loan term as interest expense. The amount accrued as of December 31, 2014 was $574,000, and it was included in accrued expense in the Company’s consolidated balance sheet.  In January 2015, the Company repaid in full the amount outstanding under the Lighthouse Capital loan, or $3.6 million, with the proceeds from the Hercules Loan Agreement.

In connection with the loan and security agreement with Lighthouse Capital, the Company issued Lighthouse Capital a warrant to purchase a maximum of 66,436 shares of the Company’s Series D Preferred Stock, at an exercise price of $12.04 per share and with an expiration date 10 years from the date of issue (December 2021). The Company determined the fair value of the warrant at the end of each reporting period using the Black-Scholes option pricing model until the warrant converted to a warrant to purchase 66,436 shares of common stock upon the completion of the IPO.  The value of the warrant was recorded as a discount to the loan and was being amortized as interest expense using the effective interest method over the 36-month repayment term.  The unamortized discount relating to the warrants, or $0.2 million, was expensed as interest expense upon repayment of the loan in January 2015.

7.	STOCK OPTION PLAN

A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the six months ended June 30, 2015 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	2,126,176	$4.97	6.7	$2,701
Granted	1,194,062	7.81
Exercised	(323,555)	4.55
Forfeited	(7,056)	5.36
Outstanding — June 30, 2015	2,989,627	$6.21	7.5	$687
Options expected to vest — June 30, 2015	2,198,792	$6.50	7.6	$273
Options exercisable — June 30, 2015	679,738	$5.22	7.0	$399

The weighted-average per share grant date fair value of options granted during the six months ended June 30, 2015 and 2014 was $7.81 and $3.82, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer-group of similar public companies. The Company has limited option exercise information, and as such, the expected term of the options granted was calculated using the simplified method that represents the average of the contractual term of the option and the weighted-average vesting period of the option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the contractual life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $403,000 and $196,000, for the three months ended June 30, 2015 and 2014, respectively, and $823,000 and $343,000 for the six months ended June 30, 2015 and 2014, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life	5.4-6.1 years	6 years	5.4-6.1 years	6 years
Risk-free interest rate	1.8%-2.0%	1.9%-2.0%	1.5%-2.0%	1.8%-2.0%
Expected volatility	61%	59%	61%-63%	59%-60%
Expected dividend rate	—%	—%	—%	—%

During the six months ended June 30, 2015, the Company granted nonemployee stock options to purchase 180,000 shares of the Company’s common stock.  The weighted-average exercise price and the weighted-average grant date fair value of nonemployee stock options granted for the six months ended June 30, 2015 was $5.30 per share and $3.07 per share, respectively.  The fair value of the grants is being expensed over the vesting period of the options on a straight-line basis as the services are being provided.  The Company did not grant any nonemployee stock option grants for the six months ended June 30, 2014.

The Company recorded stock-based compensation expense related to nonemployee awards of $53,000 and $12,000 for the three months ended June 30, 2015 and 2014, respectively, and $73,000 and $24,000 for the six months ended June 30, 2015 and 2014, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life	10 years	7 years	10 years	7 years
Risk-free interest rate	2.2%-2.3%	2.0%-2.5%	2.2%-2.3%	2.0%-2.5%
Expected volatility	59%	55%-59%	59%	55%-59%
Expected dividend rate	—%	—%	—%	—%

8.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash equivalents, accounts payable, accrued expenses, and debt obligations. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The carrying amount of debt is also considered to be a reasonable estimate of the fair value based on the short term nature of the debt and because the debt bears interest at the prevailing market rate for instruments with similar characteristics.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2015 and December 31, 2014, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Money market funds	$85,520	$—	$85,520	$—
December 31, 2014
Money market funds	$50,541	$—	$50,541	$—

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

No transfers between levels occurred during the periods presented.

9.	SUBSEQUENT EVENT

On July 9, 2015, the Company entered into a lease agreement (the “Lease”) with AstraZeneca Pharmaceuticals Limited Partnership, a Delaware limited partnership (the “Landlord”), for approximately 22,992 square feet of laboratory and office space in Waltham, Massachusetts.  The term of the Lease commences on December 28, 2015 and expires on February 28, 2021, subject to a three-year extension option.

During each of the first two years of the term, the Company’s annual base rent will be $689,760.  Thereafter, the annual base rent will increase annually for the remainder of the term.  In addition to the base rent, the Company is also responsible for its share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease.  Pursuant to the terms of the Lease, the Company provided a security deposit in the form of a letter of credit in the amount of $229,920.

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

During the quarter ended June 30, 2015, we were granted Orphan Drug designation by the U.S. Food and Drug Administration, or the FDA, to our lead NDC, CRLX101, for the treatment of ovarian cancer.  We are exploring two combination treatments for relapsed ovarian cancer:  a Phase 2 clinical trial of CRLX101 plus Avastin® (bevacizumab) which is currently enrolling patients, and a Phase 1b clinical trial of CRLX101 plus weekly paclitaxel in collaboration with the GOG Foundation Inc., or GOG Foundation, which was initiated during the quarter.  The FDA’s Orphan Drug Designation Program provides orphan status to drugs and biologics intended to treat, diagnose or prevent rare diseases or disorders, which are defined as diseases or disorders that affect fewer than 200,000 people in the United States. This designation provides certain incentives, including federal grants, tax credits, a waiver of Prescription Drug User Fee Act, or PDUFA, filing fees and a seven-year marketing exclusivity period once the drug or biologic is approved.

The FDA also granted Fast Track designation to CRLX101 in combination with Avastin for the treatment of metastatic renal cell carcinoma, or RCC, following progression through two or three prior lines of therapy. We are exploring CRLX101 in combination with Avastin in this patient population through our company-sponsored, randomized, controlled Phase 2 clinical trial, and have also supported a Phase 1b/2 single-arm investigator-sponsored trial, or IST, of CRLX101 in combination with Avastin in relapsed RCC.  The FDA’s Fast Track Program is designed to facilitate the development and to expedite the review of drugs that are intended to treat serious conditions and to fulfill an unmet medical need.

Our second NDC, CRLX301, is in Phase 1 clinical development.  On March 27, 2015, the investigational new drug application, or IND, for CRLX301 in the United States became effective, which enables us to conduct clinical trials for CRLX301 in the United States.  In December 2014, we commenced the Phase 1 portion of a Phase 1/2a clinical trial for CRLX301 at two cancer centers in Australia, and we continue to enroll patients on this trial.

On April 10, 2015, we completed an underwritten public offering, or the Secondary Offering, of 6,716,000 shares of common stock, including 876,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share. The net proceeds to us from the Secondary Offering were approximately $37.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through June 30, 2015, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from sales of shares of our common stock in our Secondary Offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $15.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and Hercules Loan Agreement, respectively.

We have never been profitable and have incurred significant operating losses since our incorporation. As of June 30, 2015, we had an accumulated deficit of $140.1 million. We incurred net losses of approximately $18.3 million and $10.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

To date, our only revenue has consisted of a government tax credit that we received in 2010 and payments in 2011-2014 from four material transfer agreements and a research agreement.

Research and Development Expenses

Research and development expense consists of costs incurred in connection with the discovery and development of our Dynamic Tumor Targeting Platform and our NDCs. These expenses consist primarily of:

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CRLX101	$5,030	$1,875	$8,372	$2,768
CRLX301	827	360	1,715	524
Dynamic Tumor Targeting platform	487	234	935	514
Overhead	334	179	677	337
Total research and development expense	$6,678	$2,648	$11,699	$4,143

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development. We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and ISTs.  These trials consist of:

•	Relapsed renal cell carcinoma:
-

A Phase 2 randomized, controlled, company-sponsored trial is being conducted comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.  We refer to this clinical trial as the RCC Trial.

-	A Phase 1b/2 single-arm IST of CRLX101 in combination with Avastin.
•	Relapsed ovarian cancer:
-	A Phase 1b single-arm, company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer being conducted in collaboration with the GOG Foundation.
-	A Phase 2 IST of CRLX101 as monotherapy (in one arm) and in combination with Avastin (in a separate arm) in patients with relapsed ovarian cancer.
•	Neoadjuvant rectal cancer:
-	A Phase 1b/2 single-arm IST of CRLX101 in combination with chemoradiotherapy in patients with non-metastatic rectal cancer.

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

Under our license agreement with Calando pursuant to which we obtained rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system, or the Platform Agreement, we paid a $250,000 clinical development milestone to Calando in January 2015 in connection with the initiation of our Phase 1 clinical trial of CRLX301 in

December 2014. We are also required to make milestone payments in an aggregate amount of up to $18.0 million to Calando if we achieve certain development and sales events with respect to any cyclodextrin-based, or CDP-based, product.  Further, under the Platform Agreement, if we, or one of our affiliates, sell CRLX301, or any CDP-based product, we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando is in the low-double digits.

Nanoparticle-Drug Conjugates or NDCs

We expect that the expenses related to our NDCs will continue to increase as we seek to identify additional targets for preclinical research and add personnel to these projects. We cannot accurately predict future research and development expenses for our NDCs because such costs are dependent on a number of variables, including the success of preclinical studies on any such NDC.

The successful development of any of our NDCs is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and costs of the current or future preclinical studies or clinical trials of any of our NDCs or if, when or to what extent we will generate revenues from any commercialization and sale of any of our NDCs that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our NDCs. The duration, costs and timing of development of our NDCs will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing clinical trials;
•	a continued acceptable safety profile of any product candidate once approved;
•	the scope, progress, timing, results and costs of researching and developing our NDCs and conducting preclinical and clinical trials;
•	results from ongoing as well as any future clinical trials;
•	significant and changing government regulation in the United States and abroad;
•	the costs, timing and outcome of regulatory review or approval of our NDCs in the United States and abroad;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	establishment of arrangements with third party suppliers of raw materials and third party manufacturers of finished drug product;
•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our NDCs that we are developing or may develop in the future;
•	the emergence of competing technologies and products and other adverse market developments; and
•	the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

Any change in the outcome of any of these variables with respect to the development of a NDC could mean a significant change in the cost and timing associated with the development of that NDC. For example, if the FDA, or a comparable non-U.S. regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the marketing authorization of a NDC, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to obtain marketing authorization.

As a result of the uncertainties discussed above, we are unable to determine when, or to what extent, we will generate revenues from the commercialization and sale of any of our NDCs. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data with respect to each NDC, as well as our ongoing assessment of the NDCs commercial potential. We will need to raise additional capital in the future in order to complete the development and commercialization of CRLX101 and CRLX301 and to fund the development of our other NDCs, if any.

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

We anticipate that our general and administrative expenses will increase in the future for, among others, the following reasons:

•	we expect to incur increased general and administrative expenses to support our research and development activities, which we expect to expand as we continue to pursue the development of our NDCs;
•

we expect our general and administrative expenses will continue to increase as a result of increased payroll, expanded infrastructure, higher consulting, legal, accounting and investor relations costs, director compensation and director and officer insurance premiums associated with being a public company; and

•	we may begin to incur expenses related to sales and marketing of our NDCs in anticipation of commercial launch before we receive regulatory approval of a NDC.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

Interest Expense

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Hercules Loan Agreement.  Interest expense also includes the write off of debt discount and deferred financing costs associated with the repayment in 2015 of the debt incurred under the Lighthouse Loan Agreement.  In 2014, interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Lighthouse Loan Agreement and interest expense on our convertible notes.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2015	2014	Dollar	%
Revenue	$—	$33	$(33)	(100)%
Operating expenses:
Research and development	6,678	2,648	4,030	152%
General and administrative	2,717	2,029	688	34%
Loss from operations	(9,395)	(4,644)	(4,751)	102%
Other expense, net	(512)	(2,759)	2,247	(81)%
Net loss	$(9,907)	$(7,403)	$(2,504)	34%

Revenue.  There was no revenue recorded for the three months ended June 30, 2015.  For the three months ended June 30, 2014, revenue was $33,000 from two material transfer agreements which concluded in 2014. Pursuant to the agreements, we recorded revenue from payments we received in exchange for providing research services utilizing our proprietary technology.

Research and development. Research and development expense for the three months ended June 30, 2015, was $6.7 million compared to $2.6 million for the three months ended June 30, 2014, an increase of $4.1 million, or 152%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the three months ended June 30, 2015 and 2014, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2015	2014	Dollar	%
CRLX101	$5,030	$1,875	$3,155	168%
CRLX301	827	360	467	130%
Dynamic Tumor Targeting platform	487	234	253	108%
Overhead	334	179	155	87%
Total research and development expense	$6,678	$2,648	$4,030	152%

For the three months ended June 30, 2015, CRLX101 program expenses increased by $3.2 million, or 168%, to $5.0 million compared to $1.9 million for the three months ended June 30, 2014.  The increase in CRLX101 program expenses was primarily attributable to costs associated with our ongoing RCC Trial, which was initiated in mid-2014, together with costs associated with ISTs. Clinical trial expenses increased $1.9 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $0.6 million reflecting increased headcount to support the CRLX101 program and the clinical trials. Chemistry, manufacturing, and controls, or CMC, costs increased $0.4 million reflecting increased activity to support current and future clinical development of CRLX101.

For the three months ended June 30, 2015, CRLX301 program expenses increased $0.4 million, or 130%, to $0.8 million compared to $0.4 million for the three months ended June 30, 2014.  The increase in CRLX301 program expense was primarily due to costs associated with the Phase 1 clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.2 million for the three months ended June 30, 2015, compared to the prior year primarily due to CRO and laboratory costs. Salary and benefits expenses increased $0.1 million compared to the prior year reflecting increased headcount to support the CRLX301 program and the clinical trials. CMC and development expenses increased $0.1 million reflecting increased activity to support current and future clinical development of CRLX301.

Expenses associated with our Dynamic Tumor Targeting platform were $0.5 million for the three months ended June 30, 2015, an increase of $0.3 million, or 108%, compared to $0.2 million for the three months ended June 30, 2014.  The increase was primarily due to increased headcount in new discovery research.

General and administrative. General and administrative expense for the three months ended June 30, 2015, was $2.7 million compared to $2.0 million for the three months ended June 30, 2014, an increase of $0.7 million, or 34%. The increase in general and administrative costs was primarily due to the growth in our corporate infrastructure to support a larger public company.  Salaries and benefits, including stock-based compensation, increased $0.4 million for the three months ended June 30, 2015, reflecting increases in finance and accounting, legal and corporate communications.  Professional and consulting fees increased $0.1 million for the period compared to the prior year primarily due to board fees and other costs related to being a public company.  Other general and administrative expenses including facility and office expenses, dues and subscriptions, conferences, and travel increased for the three months ended June 30, 2015, compared to the prior year due to our overall growth.

Other expense, net. Other expense, net for the three months ended June 30, 2015, was $0.5 million compared to $2.8 million for the three months ended June 30, 2014, a decrease of $2.3 million, or 81%.  The decrease in other expense, net, was primarily due to a $2.5 million loss on the conversion of our 2014 convertible notes, which was recorded in April 2014. The decrease was partially offset by a $0.3 million increase in interest expense to $0.5 million for the three months ended June 30, 2015, compared to $0.2 million for the three months ended June 30, 2014 due to a higher average debt balance for the period.

Comparison of Six Months Ended June 30, 2015 and 2014 (Unaudited)

The following table summarizes our consolidated results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2015	2014	Dollar	%
Revenue	$—	$80	$(80)	(100)%
Operating expenses:
Research and development	11,699	4,143	7,556	182%
General and administrative	5,398	3,539	1,859	53%
Loss from operations	(17,097)	(7,602)	(9,495)	125%
Other expense, net	(1,238)	(2,715)	1,477	(54)%
Net loss	$(18,335)	$(10,317)	$(8,018)	78%

Revenue.  There was no revenue recorded for the six months ended June 30, 2015.  For the six months ended June 30, 2014, we recorded revenue of $80,000 from payments we received under two material transfer agreements. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology.  Work under the agreements terminated in 2014.

Research and development. Research and development expense for the six months ended June 30, 2015, was $11.7 million compared to $4.1 million for the six months ended June 30, 2014, an increase of $7.6 million, or 182%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the six months ended June 30, 2015 and 2014, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2015	2014	Dollar	%
CRLX101	$8,372	$2,768	$5,604	202%
CRLX301	1,715	524	1,191	227%
Dynamic Tumor Targeting platform	935	514	421	82%
Overhead	677	337	340	101%
Total research and development expense	$11,699	$4,143	$7,556	182%

For the six months ended June 30, 2015, CRLX101 program expenses increased by $5.6 million, or 202%, to $8.4 million compared to $2.8 million for the six months ended June 30, 2014.  The increase in CRLX101 program expense was primarily attributable to costs associated with our ongoing RCC Trial, which was initiated in mid-2014, together with costs associated with ISTs. Clinical trial expenses increased $3.4 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $1.1 million compared to the prior year to support the CRLX101 development program and the clinical trials. CMC costs increased $0.8 million compared to the prior year reflecting increased activity to support current and future clinical development of CRLX101.

For the six months ended June 30, 2015, CRLX301 program expenses increased $1.2 million, or 227%, to $1.7 million compared to $0.5 million for the six months ended June 30, 2014.  The increase in CRLX301 program expenses was primarily due to costs associated with the Phase 1 clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.4 million for the six months ended June 30, 2015 compared to the prior year primarily due to CRO fees, costs associated with clinical sites and laboratory costs. Salary and benefits expenses increased $0.4 million to support the CRLX301 development program and the clinical trials. CMC and development expenses increased $0.3 million reflecting increased activity to support current and future clinical development.

Expenses associated with our Dynamic Tumor Targeting platform were $0.9 million for the six months ended June 30, 2015, an increase of $0.4 million, or 82%, compared to $0.5 million for the six months ended June 30, 2014.  The increase is primarily due to increased headcount in new discovery research.

General and administrative. General and administrative expense for the six months ended June 30, 2015, was $5.4 million compared to $3.5 million for the six months ended June 30, 2014, an increase of $1.9 million, or 53%. The increase in general and administrative costs was attributable to the growth in our corporate infrastructure to support a larger public company.  Salaries and benefits, including stock-based compensation, increased $0.9 million for the six months ended June 30, 2015, compared to the prior year, reflecting increases in finance and accounting, legal and corporate communications.  Professional and consulting fees increased by $0.5 million and insurance increased by $0.2 million for the period compared to the prior year primarily due to costs related to being a public company including board of director fees and insurance for directors and officers.  Other general and administrative expenses including facility and office expenses, dues and subscriptions, conferences, and travel increased $0.2 million for the six months ended June 30, 2015, compared to the prior year due to our overall growth.

Other expense, net. Other expense, net for the six months ended June 30, 2015, was $1.2 million compared to $2.7 million for the six months ended June 30, 2014, a decrease of $1.5 million, or 54%.  The decrease in other expense, net, was primarily due to a $2.5 million loss on the conversion of our 2014 convertible notes, which was recorded in April 2014. Interest expense was $1.2 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $0.5 million, or 70%.  For the six months ended June 30, 2015, interest expense included $1.0 million associated with the Hercules Loan Agreement, including $0.2 million for the amortization of debt discount and deferred financing costs, and $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement. Interest expense for the six months ended June 30, 2014 included $0.2 million of interest on our convertible notes and $0.3 million of interest and $0.2 million for the amortization of debt discount and deferred financing costs associated with the Lighthouse Loan Agreement. Other expense, net, for the six months ended June 30, 2014 included a $0.5 million adjustment to the fair value of our outstanding preferred stock warrant liability which was recorded as other income.

Liquidity and Capital Resources

From our incorporation through June 30, 2015, we raised an aggregate of $224.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock, $59.9 million was from the IPO, $37.2 million was from the Secondary Offering, $17.3 million was from the sale of convertible promissory notes, $25.0 million was from borrowings under loan and security agreements and $1.0 million was from the private placement of our common stock to Hercules. As of June 30, 2015, we had cash and cash equivalents of approximately $85.5 million.

Indebtedness

On January 8, 2015, we entered into the Hercules Loan Agreement and borrowed $15.0 million from Hercules. We used a portion of those proceeds to repay our outstanding indebtedness under the Lighthouse Loan Agreement.

The Hercules Loan Agreement provides for up to three separate tranches of borrowings, the first of which was funded in the amount of $15.0 million on January 8, 2015. We may draw the second tranche of up to $5.0 million, subject to the satisfaction of customary funding conditions, on or prior to December 15, 2015, provided that we meet certain clinical milestones specified in the Hercules Loan Agreement. We may draw the third tranche of up to $6.0 million at no less than $3.0 million per draw and subject to the satisfaction of customary funding conditions, on or after September 30, 2015 but before December 15, 2015, provided that between January 8, 2015, and December 15, 2015, we have received net cash proceeds of at least $40.0 million from our issuance and sale of equity securities and/or upfront cash payments from one or more strategic corporate partnerships.

Our indebtedness under the Hercules Loan Agreement will mature on July 1, 2018. Each advance under the Hercules Loan Agreement accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Hercules Loan Agreement provides for interest-only payments on a monthly basis until December 31, 2015. The interest only period may be extended at our option for a three month period if we attain certain clinical milestones specified in the Hercules Loan Agreement, and for an additional three month period if we attain certain clinical milestones and receive net cash proceeds of at least $30.0 million from the issuance and sale of our equity securities and/or upfront cash payments from one or more strategic corporate partnerships. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. We may prepay the indebtedness under the Hercules Loan Agreement in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment is subject to a prepayment charge of (i) 3.0% if such prepayment occurs on or before January 8, 2016, (ii) 2.0% if such prepayment occurs after January 8, 2016, but on or before January 8, 2017, and (iii) 1.0% if such prepayment occurs after January 8, 2017. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules.

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

Convertible Notes.  In 2014, we issued and sold convertible promissory notes in an aggregate principal amount of $8.5 million, to certain of our stockholders and one additional purchaser. The 2014 convertible notes accrued interest at an annual rate of 7%. In connection with the completion of our IPO, all principal and accrued interest under our 2014 convertible notes converted into an aggregate of 1,582,931 shares of our common stock, at 77.5% of the IPO price, or $5.43 per share.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, laboratory and related supplies, legal and other regulatory expenses and general overhead costs.

We believe that our cash and cash equivalents as of June 30, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2017.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the number and development requirements of the NDCs we pursue;
•	the scope, progress, timing, results and costs of researching and developing our NDCs, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of our NDCs;
•	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our NDCs for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of any NDCs for which we receive marketing approval;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the scope, costs and timing of the manufacture, supply and distribution of our drug candidates for preclinical and clinical trials;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the extent to which we acquire or in-license other medicines and technology;
•	our headcount growth and associated costs; and
•	the costs of operating as a public company.

Identifying potential NDCs and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our NDCs, if approved, may not achieve commercial success. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from collaboration arrangements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(15,738)	$(7,895)
Net cash (used in) provided by investing activities	(337)	2
Net cash provided by financing activities	50,377	66,676
Net increase in cash and cash equivalents	$34,302	$58,783

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $15.7 million for the six months ended June 30, 2015, compared with $7.9 million for the six months ended June 30, 2014, an increase of $7.8 million, or 99%. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $9.4 million partially offset by an increase in stock compensation expense of $0.6 million and a change in components of working capital of $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2015, compared to net cash provided by investing activities of $2,000 for the six months ended June 30, 2014. For the six months ended June 30, 2015, cash used in investing activities included a $0.2 million increase in restricted cash to collateralize a stand-by letter of credit issued as a security deposit on a new facility lease.  Cash used in investing activities for the purchase of lab equipment and employee computers increased $69,000 to $0.1 million for the six months ended June 30, 2015, compared to $38,000 for the six months ended June 30, 2014.  Cash provided by investing activities for the six months ended June 30, 2014, included proceeds for the sale of property and equipment of $40,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $50.4 million for the six months ended June 30, 2015, compared with $66.7 million for the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015, was primarily due to net proceeds of $37.2 million from our Secondary Offering, proceeds of $15.0 million from our initial borrowing under the Hercules Loan Agreement, proceeds of $1.0 million from the sale of our common stock in a private placement to Hercules and proceeds of $1.5 million from the exercise of stock options.  Net cash provided by financing activities for the six months ended June 30, 2015, was reduced by $3.9 million paid to repay in full the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.4 million.  For the six months ended June 30, 2014, net cash provided by financing activities was primarily due to net proceeds of $59.9 million from our IPO and proceeds of $8.5 million from the sale of convertible promissory notes.  Net cash provided by financing activities for the six months ended June 30, 2014, was reduced by payments of $1.6 million under the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.1 million.

Contractual Obligations and Contingent Liabilities

On July 9, 2015, we entered into a lease agreement with AstraZeneca Pharmaceuticals Limited Partnership for approximately 22,992 square feet of laboratory and office space in Waltham, Massachusetts.  The lease commences on December 28, 2015, and expires on February 28, 2021, subject to our three-year extension option.  During each of the first two years of the term, our annual base rent will be $689,760.  Thereafter, the annual base rent will increase annually for the remainder of the term.  In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes. The base rent for the extension term, if any, will be the greater of the fair market rent or the base rent for the lease year immediately preceding the commencement of the extension year.

On January 8, 2015, we borrowed $15.0 million under the Hercules Loan Agreement and used a portion of those proceeds to repay our total outstanding indebtedness of $3.6 million under the Lighthouse Loan Agreement, which has been terminated.  Borrowings under the Hercules Loan Agreement bear interest at 7.3%. The Hercules Loan Agreement provides for interest only payments until December 31, 2015, subject to a potential extension of the interest only period in accordance with the terms of the Hercules Loan Agreement.  Thereafter, amortization payments will be payable in equal monthly installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan.  At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we will pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules.

As of June 30, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as described in the preceding paragraphs.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2015-03, “Interest – Imputation of Interest”, or ASU 2015-03. To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016 and is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents of approximately $85.5 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. As of June 30, 2015, we were also subject to interest rate risk from our indebtedness under the Hercules Loan Agreement that accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%.  A 10% increase in interest rates at June 30, 2015, would not have a material effect on our annual interest expense.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2015 we entered into a loan and security agreement, which we refer to as the Hercules Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules, and drew the first tranche of $15.0 million under the Hercules Loan Agreement.  Although the Hercules Loan Agreement provides for two additional tranches in an aggregate amount of up to $11.0 million that we may borrow if we meet certain clinical and financing milestones, we may fail to meet these conditions and be unable to obtain this funding.

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

We believe that our cash and cash equivalents as of June 30, 2015 will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our loan and security agreement with Lighthouse Capital Partner VI, L.P.  As of June 30, 2015, we had approximately $16.1 million in outstanding indebtedness under the Hercules Loan Agreement.

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

Since incorporation, we have incurred significant operating losses. As of June 30, 2015, we had an accumulated deficit of $140.1 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through the public offering of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•

initiate and continue company-sponsored clinical trials of CRLX101, our most advanced product candidate, including single-arm trials and randomized controlled trials, alone or in combination with other agents;

•	support ongoing and any new investigator-sponsored clinical trials, or ISTs, of CRLX101;
•	continue our Phase 1 clinical trial of CRLX301, our second most advanced product candidate, as well as subsequent studies of CRLX301;
•	elect to expand, amend or redesign any current trial of CRLX101 or CRLX301;
•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	in the future, establish a sales, marketing and distribution infrastructure in the United States;
•	scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	add equipment and physical infrastructure to support our research and development; and
•	hire additional personnel.

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

We are focused on applying our proprietary Dynamic Tumor Targeting Platform to develop drugs that address serious unmet medical needs. We believe that our Dynamic Tumor Targeting Platform has the potential to create drugs that may have significant utility in several cancer indications, particularly in combination with other cancer therapies. While the results of preclinical studies and early-stage clinical trials have suggested that certain of our product candidates may have such utility, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter. For example, we have not yet advanced a compound beyond Phase 2 clinical development. Moreover, the only compound for which we have completed a Phase 2 clinical trial, CRLX101 for the potential treatment of patients with advanced non-small cell lung cancer, or NSCLC, who had progressed through one or two prior regimens of chemotherapy, failed to meet its primary endpoint of improvement in overall survival.

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

We are particularly dependent on the success of our lead product candidate, CRLX101, and our ability to develop, obtain marketing approval for and successfully commercialize CRLX101. If we are unable to develop, obtain marketing approval for or successfully commercialize CRLX101, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

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

In addition to the successful completion of clinical trials, the success of CRLX101 will also depend on several other factors, including the following:

•	receipt of marketing approvals from the FDA or other applicable regulatory authorities;
•	the performance of our future collaborators for CRLX101, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment and management of supply arrangements with third party raw materials suppliers and manufacturers;
•	establishment and management of supply arrangements for the delivery of our product candidates in the United States and internationally;
•	establishment and coordination of supply arrangements for the delivery of combination agents and/or standard of care drugs internationally, depending on the jurisdiction;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	launch of commercial sales if and when approved;
•	a continued acceptable safety profile of CRLX101 following any marketing approval;
•	commercial acceptance, if and when approved, by patients, the medical community and third party payors;
•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	establishing and maintaining pricing sufficient to realize a meaningful return on our investment; and
•	competition with other therapies.

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

For example, with respect to our company-sponsored trial of CRLX101 in combination with Avastin (bevacizumab) in patients with 3rd and 4th line relapsed renal cell carcinoma, or the RCC Trial, which we initiated in August 2014, site accrual was slower than expected, so we added additional sites with the goal of completing enrollment according to plan; however, we may not be able to achieve this goal.

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

On November 19, 2014, the FDA approved Genentech, Inc.’s supplemental Biologics License Application for Avastin plus chemotherapy for the treatment of women with recurrent platinum-resistant ovarian cancer. This approval may alter the regulatory and commercial landscape of ovarian cancer drug development.  We initiated a Company-sponsored Phase 1b trial with the GOG Foundation, Inc. in which we will evaluate the combination of CRLX101 with weekly paclitaxel in patients with relapsed ovarian cancer.  Based on the data generated by that trial, we will further evaluate the regulatory requirements and the commercial opportunity for CRLX101 in relapsed ovarian cancer.  It is possible that we will determine that the threshold for regulatory approval is too high or that the commercial opportunity is too narrow and, for either reason, we might abandon our efforts to develop CRLX101 in relapsed ovarian cancer.

If our hypothesis regarding the role of hypoxia inducible factor, or HIF, in cancer cells proves incorrect, it may adversely affect our ability to commercialize and market CRLX101.

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

Two of our product candidates are in clinical development, all of our other potential product candidates are in preclinical development, and the risk of failure of all of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable non-U.S. regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, dosing schedule, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although a Phase 1/2a clinical trial of CRLX101 supported advancement of CRLX101 as monotherapy into Phase 2 clinical trials for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy, CRLX101 failed to meet its primary endpoint of improvement in overall survival of patients in this indication. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. Moreover, there are currently multiple open-label ISTs of CRLX101 ongoing, including: a Phase 1b/2 open-label IST of CRLX101 in combination with Avastin in patients with relapsed RCC; a Phase 2 open-label IST in patients with relapsed ovarian cancer, consisting of a single-arm trial of CRLX101 as monotherapy and a single-arm combination trial of CRLX101 and Avastin; and a Phase 1b/2 open-label IST of CRLX101 in combination with chemoradiotherapy in patients with neoadjuvant rectal cancer. Interim investigator-reported data from subsets of the total patient populations in certain of these ISTs have been reported. These ISTs are still in progress and final results are not yet available. The preliminary results reported from the ISTs have in some cases been observed in only a small number of patients and may not be achieved by other patients on these or other clinical trials. There can be no assurance that company-sponsored trials will confirm the data seen in the ISTs.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. For example, we believe that a significant increase in pathologic complete response is a clinically meaningful endpoint for the treatment of neoadjuvant rectal cancer, but there can be no assurance that the FDA will agree. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable non-U.S. regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•

clinical trials of our product candidates may produce unfavorable or inconclusive results, such as with our Phase 2 clinical trial of CRLX101 as monotherapy for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy;

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
•

we may have to suspend or terminate one or more clinical trials of our product candidates for various reasons, including a determination that the path to commercialization is too difficult or uncertain, changes in the competitive or regulatory landscape, a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of a product candidate;

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

•

the supply or quality of raw materials or manufactured product candidates or drugs (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•

the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We have conducted, currently are conducting and intend in the future to conduct, clinical trials outside the United States. Opening trial sites outside of the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. For example, in late 2014, we commenced in Australia the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies.  In addition, we expanded the RCC Trial to South Korea where we recently completed the opening of five additional clinical sites.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, including review and approval by an independent ethics committee and informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. On March 27, 2015 the IND in the United States for CRLX301 became effective which enables us to conduct clinical trials for CRLX301 in the United States. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our Phase 1/2a clinical trial of CRLX301 in Australia, for example, or any other trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of CRLX101, CRLX301 or any future product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
•

increased costs and heightened supply constraints associated with the acquisition of standard of care drugs and/or combination or comparator agents for which we may bear responsibility in certain jurisdictions;

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•	foreign exchange fluctuations;
•	more burdensome manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

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

On April 27, 2015 we were notified that we received fast track designation for CRLX101 for the treatment of metastatic RCC following progression through two or three prior lines of therapy. We may seek fast track designation for other indications or other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may still decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If we fail to obtain or maintain orphan drug exclusivity for some of our product candidates, we will miss out on certain valuable incentives including a period of marketing exclusivity as well as federal grants, tax credits and a waiver of PDUFA filing fees.

We intend to develop some product candidates that may be eligible for orphan drug designation from the FDA. Under the Orphan Drug Act, the FDA has discretion to designate a product as an orphan drug if it is designed to treat a rare disease or condition, which is defined as a patient population of less than 200,000 in the United States. The applicant that first obtains FDA approval for a designated orphan drug receives marketing exclusivity for use of that drug for the stated condition or disease for a period of seven years.

For our product candidates that are eligible, we plan to rely on the exclusivity period under the Orphan Drug Act to attain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced. On May 26, 2015 the FDA granted orphan drug designation to CRLX101 for the treatment of ovarian cancer.

Even though we have obtained orphan drug designation for CRLX101 for the treatment of ovarian cancer, we still may not be the first to obtain marketing approval for any particular orphan indication. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect it from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

A ten month standard NDA review clock will begin at the conclusion of the 60 calendar day filing review period that starts on the date the FDA receives the original submission.  This means the FDA has a total of twelve months from its receipt of the original submission to take regulatory action.  We may be eligible for Priority Review designation for our NDA submission if the FDA determines that our product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness.  The six month Priority Review clock will begin at the conclusion of the 60 calendar day filing review period that starts on the date of FDA receipt of the original submission.  Therefore, if granted Priority Review, the FDA has a total of eight months to take action on an application rather than the standard total of twelve months. We may request Priority Review for CRLX101 if and when we submit an NDA for CRLX101. Our current clinical development timeline assumes CRLX101 will receive Priority Review. The FDA has broad discretion whether or not to grant Priority Review to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Thus, while the FDA has granted Priority Review to other oncology product candidates, CRLX101 may not receive similar designation. Moreover, even if CRLX101 or one of our other product candidates is designated for Priority Review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving Priority Review from the FDA also does not guarantee approval within the eight-month review cycle or thereafter.

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

Renal Cell Carcinoma.  In advanced RCC, several drugs in development have the potential to obtain FDA marketing approval and change the standard of care.  If this occurs, currently available treatments could be replaced or altered and our commercial opportunity could be reduced. For example, Exelixis, Inc. is developing cabozantinib in advanced RCC and the data from its ongoing phase 3 trial are anticipated in 2015. Acceleron Pharma Inc. is developing dalantercept in combination with axitinib, and TRACON Pharmaceuticals, Inc. is developing TRC105, also in combination with axitinib. Furthermore, data from a randomized Phase 2 clinical trial in relapsed RCC showed that the combination of the TKI levatinib and the mTOR inhibitor everolimus is an active combination in the second line setting.

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

Relapsed Ovarian Cancer.  In relapsed ovarian cancer, the recent FDA approvals of Avastin with chemotherapy and Lynparza® in BRCA mutated patients has changed the standard of care, which could reduce the commercial opportunity for CRLX101 in this indication.

Neoadjuvant Rectal Cancer.  In neoadjuvant rectal cancer, Isofol Medical AB is developing a molecule that is currently labeled [6R] 5,10-methylenetetrahydrofolate; Karyopharm Therapeutics Inc. is developing Selinexor in combination with chemoradiotherapy; Merck KGaA is developing tecemotide with chemoradiotherapy; Genentech, Inc. is testing Avastin in combination with capecitabine; Kadmon Corporation, LLC is developing KD018 in combination with capecitabine and radiation and AbbVie Inc. has completed an early stage clinical trial of the PARP inhibitor veliparib in combination with chemotherapy and radiation. If any of these product candidates receives marketing approval, our commercial opportunity in neoadjuvant rectal cancer could be reduced.

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

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. For example, in March 2014, Calando entered Chapter 7 bankruptcy and, as a result, the intellectual property rights we have obtained from Calando are subject to potential risks that may arise in connection with bankruptcy. For instance, while our ability to develop and/or commercialize our current product candidates and our ability to utilize our platform are not dependent on the rights that we license from Calando, our license agreements with Calando could be rejected in connection with Calando’s bankruptcy, in which case, we could, subject to elections and other rights and defenses that may be available to us, lose certain rights granted to us under such licenses.  On March 27, 2015, the bankruptcy court granted Calando’s bankruptcy trustee’s application to retain a broker to help sell Calando’s rights in certain assets including its rights in the license agreements with Cerulean.  We reserved our rights with respect to any such sale.

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

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

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

On March 20, 2015, our board of directors appointed Christopher D.T. Guiffre as our President and Chief Executive Officer and elected him as a director, effective immediately. We anticipate that we will experience a transitional period as Mr. Guiffre becomes fully integrated into his new role.

Paul A. Friedman, M.D., a member of our board of directors, was appointed Executive Chairman of our board effective October 29, 2014 and we anticipate that he will continue in that role for a temporary period.

If Mr. Guiffre unexpectedly ceases to fulfill his responsibilities, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we cannot provide any assurance that this transitional period will not result in a disruption that adversely impacts our business and employee morale.

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

We entered into a new lease dated as of July 9, 2015 and are relocating our operations to Waltham, Massachusetts. The process of relocating our facilities could disrupt our operations, adversely affect our business and damage employee morale. In addition, the new location may adversely affect employee retention and recruiting.

We entered into a new lease dated as of July 9, 2015 with AstraZeneca Pharmaceuticals Limited Partnership for approximately 22,992 square feet at the BioHub at 35 Gatehouse Drive in Waltham, Massachusetts.  The term of the new lease commences on December 28, 2015 and expires on February 28, 2021.  The lease for our laboratory and office space in Cambridge, Massachusetts expires on February 29, 2016. We expect to complete our relocation to Waltham by January 2016. The relocation process is underway and it could disrupt our operations, adversely affect our business and damage employee morale. In addition, our new location in Waltham may adversely affect employee retention or recruitment.

Risks Related to our Common Stock

The market price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. From April 10, 2014 to June 30, 2015, the sale price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.87 per share to a low of $3.35 per share.  The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We believe that as of June 15, 2015, our executive officers and directors and their affiliates will beneficially own 27.4% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of June 15, 2015, there were 2,660,426 shares subject to outstanding options.  In August 2014, we registered all of these shares under the Securities Act of 1933, as amended, on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of June 15, 2015, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.9 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of June 30, 2015, we have used approximately $25.2 million of the net proceeds from our IPO, primarily to fund the clinical development of CRLX101, to fund research and development of CRLX301 and for working capital and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities in accordance with our investment policy.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: August 6, 2015	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2015	By:	/S/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Lease, dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership					X

10.2	Consulting Agreement, dated May 27, 2015, between the Registrant and Danforth Advisors LLC					X

10.3	Transition and Separation Agreement, dated May 26, 2015, between the Registrant and Karen L. Roberts					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X
*	Submitted electronically herewith