Form 10-Q
period 2015-09-30
Cerulean Pharma Inc.
filed 2015-11-16
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on November 10, 2015: 27,346,780

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$77,631	$51,174
Accounts receivable, prepaid expenses, and other current assets	1,522	1,662
Total current assets	79,153	52,836
Property and equipment — Net	354	342
Other assets	610	215
Total	$80,117	$53,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$4,031	$3,124
Accounts payable	2,158	1,255
Accrued expenses	4,402	3,648
Other liabilities	17	34
Total current liabilities	10,608	8,061
Long-term liabilities:
Loan payable — net of current portion	10,530	—
Non-current accrued interest	336	—
Other	—	7
Total long-term liabilities	10,866	7
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 27,346,780 and 20,125,049 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	209,307	167,104
Accumulated deficit	(150,667)	(121,781)
Total stockholders’ equity	58,643	45,325
Total	$80,117	$53,393

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$-	$—	$80
Operating expenses:
Research and development	7,092	2,928	18,791	7,071
General and administrative	2,954	2,441	8,352	5,980
Total operating expenses	10,046	5,369	27,143	13,051
Other income (expense):
Interest income	4	2	8	5
Interest expense	(509)	(191)	(1,751)	(920)
Loss on extinguishment of debt	—	—	—	(2,493)
Decrease in value of preferred stock warrant liability	—	—	—	504
Total other (expense) income — net	(505)	(189)	(1,743)	(2,904)
Net loss attributable to common stockholders	$(10,551)	$(5,558)	$(28,886)	$(15,875)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.28)	$(1.17)	$(1.26)
Weighted-average common shares outstanding:
Basic and diluted	27,307,103	20,124,574	24,785,833	12,598,425

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,886)	$(15,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,731	628
Noncash rent expense	(24)	33
Change in carrying value of preferred stock warrant liability	—	(504)
Depreciation and amortization	129	93
Gain on disposal of property and equipment	—	(30)
Loss on extinguishment of debt	—	2,493
Noncash interest expense	1,020	329
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	185	(963)
Accounts payable	904	547
Accrued expenses	1,236	(204)
Net cash used in operating activities	(23,705)	(13,453)
Cash flows from investing activities:
Purchases of property and equipment	(141)	(116)
Proceeds from sale of property and equipment	—	40
Increase in restricted cash	(230)	—
Net cash used in provided by investing activities	(371)	(76)
Cash flows from financing activities:
Proceeds from sale of common stock	2,628	140
Proceeds from issuance of loans payable	15,000	—
Proceeds from issuance of convertible promissory notes	—	8,500
Payments on loans payable	(3,921)	(2,486)
Cash paid for debt issuance costs	(359)	(188)
Proceeds from public stock offering, net of issuance costs	37,185	59,861
Net cash provided by financing activities	50,533	65,827
Net increase in cash and cash equivalents	26,457	52,298
Cash and cash equivalents — Beginning of period	51,174	5,488
Cash and cash equivalents — End of period	$77,631	$57,786
Supplemental disclosures of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$81,525
Conversion of convertible notes and accrued interest into common stock, net	$—	$20,128
Reclassification of warrants to additional paid in capital	$—	$424
Supplemental cash flow information — Interest paid	$723	$326

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005, as a Delaware corporation and is located in Cambridge, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiary, Cerulean Pharma Australia Pty Ltd, a wholly owned Australian-based proprietary limited company. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014, and notes thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2015 (the “2015 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2015, are not indicative of the results for the year ending December 31, 2015, or for any future period.

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

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following potentially dilutive securities that were outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of September 30,
	2015	2014
Options to purchase common stock	2,521,772	1,798,264
Warrants to purchase common stock	300,564	128,663
4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of September 30, 2015	As of December 31, 2014
Accrued clinical trial costs	$1,706	$848
Accrued contract manufacturing expenses	465	580
Accrued compensation and benefits	1,582	983
Accrued interest	91	574
Other accrued expenses	558	663
Total accrued expenses	$4,402	$3,648

5.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

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

The Term Loan is governed by a loan and security agreement, dated January 8, 2015, between the Company and Hercules (the “Hercules Loan Agreement”). The Hercules Loan Agreement provides for up to three separate borrowings, the first of which was funded in the amount of $15.0 million on the Closing Date. The second borrowing of up to $5.0 million may be drawn by the Company, subject to the satisfaction of customary funding conditions, on or prior to December 15, 2015, provided that the Company meets certain clinical milestones. The third borrowing of up to $6.0 million (the “Term C Loan Advance”) may be drawn, at no less than $3.0 million per draw and subject to the satisfaction of customary funding conditions, on or after September 30, 2015, but before December 15, 2015, provided that between the Closing Date and December 15, 2015, the Company has received net cash proceeds of at least $40.0 million from the issuance and sale by the Company of its equity securities and/or upfront cash payments from one or more strategic corporate partnerships.

The Term Loan will mature on July 1, 2018. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Term Loan provides for interest-only payments on a monthly basis until December 31, 2015. The interest-only period may be extended at the Company’s option for a three-month period if the Company attains certain clinical milestones, and for an additional three-month period if the Company attains certain clinical milestones and receives net cash proceeds of at least $30.0 million from the issuance and sale by the Company of its equity securities and/or upfront cash payments from one or more strategic corporate partnerships. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment of the Term Loan is subject to a prepayment charge of (i) 3.0% if such prepayment occurs within twelve months of the Closing Date, (ii) 2.0% if such prepayment occurs after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, and (iii) 1.0% thereafter. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules. The amount of the end of term charge is being accrued over the loan term as interest expense.

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

7.	STOCK-BASED COMPENSATION

In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the closing of the IPO. The

2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

Stock Options

A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the nine months ended September 30, 2015 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	2,126,176	$4.97	6.7	$2,701
Granted	1,375,562	7.35
Exercised	(370,230)	4.40
Forfeited	(609,736)	5.83
Outstanding — September 30, 2015	2,521,772	$6.21	8.7	$49
Options expected to vest — September 30, 2015	1,631,896	$6.52	9.2	$-
Options exercisable — September 30, 2015	807,424	$5.56	7.6	$49

The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $4.22 and $3.71, respectively.

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

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $773,000 and $272,000, for the three months ended September 30, 2015 and 2014, respectively, and $1.6 million and $591,000 for the nine months ended September 30, 2015 and 2014, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life	6.0-6.1 years	6 years	5.4-6.1 years	6 years
Risk-free interest rate	1.65%-1.71%	1.86%-2.00%	1.45%-2.02%	1.83%-2.00%
Expected volatility	61%	57%-60%	61%-63%	57%-60%
Expected dividend rate	—%	—%	—%	—%

During the nine months ended September 30, 2015, the Company granted nonemployee stock options to consultants for the purchase of 192,000 shares of the Company’s common stock.  The weighted-average exercise price and the weighted-average fair value of nonemployee stock options granted for the nine months ended September 30, 2015 was $5.28 per share and $2.33 per share, respectively.  The fair value of the grants is being expensed over the vesting period of the options on a straight-line basis as the services are being provided.  On September 4, 2015, nonemployee stock options to purchase 90,000 shares of the Company’s common stock were converted to employee stock options upon the appointment of the Company’s Chief Medical Officer who had been serving as a consultant to the Company until his appointment.  The exercise price and the fair value of these stock options is $4.71 per share and $2.71 per share, respectively.  The Company did not make any nonemployee stock option grants during the nine months ended September 30, 2014.

The Company recorded stock-based compensation expense related to nonemployee awards of $63,000 and $13,000 for the three months ended September 30, 2015 and 2014, respectively, and $135,000 and $37,000 for the nine months ended September 30, 2015 and 2014, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life	10 years	8 years	9.7-10 years	8 years
Risk-free interest rate	2.05%	2.00%-2.53%	2.02%-2.12%	2.05%-2.53%
Expected volatility	59%	56%-62%	60%	56%-62%
Expected dividend rate	—%	—%	—%	—%

Employee Stock Purchase Plan

The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 of each year.  The first offering period under the ESPP opened on July 1, 2015.  The stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2015 was $13,000.  There was no stock-based compensation related to the ESPP recorded for the three and nine months ended September 30, 2014.

8.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash equivalents, accounts payable, accrued expenses, and debt obligations. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The carrying amount of debt is also considered to be a reasonable estimate of its fair value based on the short term nature of the debt and because the debt bears interest at the prevailing market rate for instruments with similar characteristics.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2015 and December 31, 2014, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Money market funds	$77,323	$—	$77,323	$—
December 31, 2014
Money market funds	$50,541	$—	$50,541	$—

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

Overview

We are a clinical-stage, oncology-focused company applying our proprietary Dynamic Tumor Targeting™ Platform to develop differentiated therapies. This platform utilizes nanoparticle-drug conjugates, or NDCs, which consist of proprietary polymers that are covalently linked to anti-cancer therapeutics, or payloads. We believe these NDCs dynamically target tumors by exploiting the leakiness of immature blood vessels in tumors as an entry portal into tumor tissue, followed by active uptake into tumor cells and the sustained release of the anti-cancer payload inside the tumor cells. We believe that our NDCs are differentiated from other nanoparticle technologies by our linker technology and expertise, which enable preferential delivery of our anti-cancer payloads.

During the quarter ended September 30, 2015, we appointed Adrian Senderowicz, M.D., as Senior Vice President & Chief Medical Officer. Before working for biotechnology and pharmaceutical companies, Dr. Senderowicz held a variety of leadership positions at the U.S. Food and Drug Administration, or the FDA, Division of Oncology Drug Products in the Center for Drug Evaluation and Research and a variety of clinical and research positions with the National Cancer Institute/National Institutes of Health, or NCI.

We reported during the quarter that our lead NDC, CRLX101, achieved the pre-defined, gating criterion for advancement into stage two of an open label, single-arm Phase 2 investigator-sponsored trial, or IST, of CRLX101 in combination with Avastin® in patients with recurrent cisplatin-resistant ovarian, tubal and peritoneal cancer. Eighteen patients were enrolled in stage one of the trial. As of November 12, 2015, nine of 16 patients, or 56%, have achieved at least six months of progression free survival, with two patients still ongoing who have been on the study less than six months.  The trial is investigating the rate of PFS at six months using Response Evaluation Criteria in Solid Tumors, or RECIST 1.1, in recurrent cisplatin-resistant ovarian, tubal and peritoneal cancer patients.

In October 2015, we announced completion of enrollment of our company-sponsored randomized, controlled Phase 2 trial of CRLX101 in combination with Avastin, in third- and fourth-line relapsed renal cell carcinoma, or RCC. This Phase 2 trial, or the RCC Trial, compares CRLX101 in combination with Avastin to investigator's choice of standard of care in patients with RCC who have received two or three prior lines of therapy. The trial is sized to show a 2.3 month improvement over an expected 3.5 month median PFS for standard of care with a hazard ratio of 0.6, meaning that the trial is expected to show whether CRLX101 plus Avastin provides a 40% decrease in risk of progression over available third- and fourth-line treatments. The trial is fully enrolled with 115 patients.

We also announced in October 2015 that the first patient was dosed in a company-sponsored Phase 1 trial exploring a dose-intensive schedule for CRLX101 in patients with advanced solid tumor malignancies. The trial is an open-label, dose-escalation study in patients with advanced solid tumor malignancies with up to 18 patients receiving weekly CRLX101 alone, and up to 18 patients receiving weekly CRLX101 in combination with bi-weekly Avastin. The trial will explore safety and tolerability of CRLX101 when administered in a weekly dosing regimen and is designed to determine the maximum tolerated dose for potential indications of CRLX101. Preliminary evidence of anti-tumor activity will also be evaluated.

Our second NDC, CRLX301, is in Phase 1 clinical development.  On March 27, 2015, the investigational new drug application, or IND, for CRLX301 in the United States became effective, which enables us to conduct clinical trials for CRLX301 in the United States.  The Phase 1 portion of a Phase 1/2a clinical trial for CRLX301 at two cancer centers in Australia has been underway since December 2014 and we have added sites in the U.S. as well.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through September 30, 2015, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from the sale of shares of our common stock in April 2015 in an underwritten public offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $15.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and Hercules Loan Agreement, respectively.

We have never been profitable and have incurred significant operating losses since our incorporation. As of September 30, 2015, we had an accumulated deficit of $150.4 million. We incurred net losses of approximately $28.6 million and $15.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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

To date, our only revenue has consisted of a government tax credit that we received in 2010 and payments in each of the years from 2011 through 2014 from four material transfer agreements and a research agreement.

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CRLX101	$5,114	$1,549	$13,486	$4,317
CRLX301	1,075	819	2,790	1,343
Dynamic Tumor Targeting platform	565	311	1,500	825
Overhead	338	249	1,015	586
Total research and development expense	$7,092	$2,928	$18,791	$7,071

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development. We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and ISTs.  These trials consist of:

•	Relapsed renal cell carcinoma:
-

The RCC Trial, which is a Phase 2 randomized, controlled, company-sponsored trial is being conducted comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.

-	A Phase 1b/2 single-arm IST of CRLX101 in combination with Avastin.
•	Relapsed ovarian cancer:
-	A Phase 1b single-arm, company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer being conducted in collaboration with the GOG Foundation, Inc.
-	A Phase 2 IST of CRLX101 as monotherapy (in one arm) and in combination with Avastin (in a separate arm) in patients with relapsed ovarian, tubal and peritoneal cancer.
•	Neoadjuvant rectal cancer:
-	A Phase 1b/2 single-arm IST of CRLX101 in combination with chemoradiotherapy in patients with locally advanced rectal cancer.

We are also conducting a company-sponsored Phase 1 trial exploring a dose-intensive schedule for CRLX101 in patients with advanced solid tumor malignancies. The trial will explore safety and tolerability of CRLX101 when administered in a weekly dosing regimen alone and in combination with bi-weekly Avastin. The trial is designed to determine the maximum tolerated dose for potential indications of CRLX101. Preliminary evidence of anti-tumor activity will also be evaluated.

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

CRLX301

CRLX301 is currently in early stage clinical development, with a Phase 1 trial ongoing.  Assuming we are successful in establishing a safe maximum tolerated dose and/or a recommended Phase 2 dose in the Phase 1 trial, we plan to rapidly advance CRLX301 into Phase 2 development in selected solid tumors.

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

As a result of the uncertainties discussed above, we are unable to determine when, or to what extent, we will generate revenues from the commercialization and sale of any of our NDCs. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data with respect to each NDC, as well as our ongoing assessment of the NDCs’ commercial potential. We will need to raise additional capital in the future in order to complete the development and commercialization of CRLX101 and CRLX301 and to fund the development of our other NDCs, if any.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2015	2014	Dollar	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	7,092	2,928	4,164	142%
General and administrative	2,954	2,441	513	21%
Loss from operations	(10,046)	(5,369)	(4,677)	87%
Other expense, net	(505)	(189)	(316)	167%
Net loss	$(10,551)	$(5,558)	$(4,993)	90%

Research and development. Research and development expense for the three months ended September 30, 2015, was $7.1 million compared to $2.9 million for the three months ended September 30, 2014, an increase of $4.2 million, or 142%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the three months ended September 30, 2015 and 2014, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2015	2014	Dollar	%
CRLX101	$5,114	$1,549	$3,565	230%
CRLX301	1,075	819	256	31%
Dynamic Tumor Targeting platform	565	311	254	82%
Overhead	338	249	89	36%
Total research and development expense	$7,092	$2,928	$4,164	142%

For the three months ended September 30, 2015, CRLX101 program expenses increased by $3.6 million, or 230%, to $5.1 million compared to $1.5 million for the three months ended September 30, 2014.  The increase in CRLX101 program expenses was primarily attributable to costs associated with our ongoing RCC Trial, which was initiated in mid-2014, together with costs associated with a company-sponsored dose escalation trial initiated during the quarter and ongoing ISTs. Clinical trial expenses increased $1.6 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $0.6 million reflecting increased headcount to support the CRLX101 program and the clinical trials. Chemistry, manufacturing, and controls, or CMC, costs increased $1.0 million reflecting increased activity to support current and future clinical development of CRLX101.

For the three months ended September 30, 2015, CRLX301 program expenses increased $0.3 million, or 31%, to $1.1 million compared to $0.8 million for the three months ended September 30, 2014.  The increase in CRLX301 program expense was primarily due to costs associated with the Phase 1 clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.2 million for the three months ended September 30, 2015, compared to the prior year primarily due to CRO and laboratory costs. Salary and benefits expenses increased $0.1 million compared to the prior year reflecting increased headcount to support the CRLX301 program and the clinical trials.

Expenses associated with our Dynamic Tumor Targeting platform were $0.6 million for the three months ended September 30, 2015, an increase of $0.3 million, or 82%, compared to $0.3 million for the three months ended September 30, 2014.  The increase was primarily due to increased headcount in new discovery research combined with increases in consulting and lab costs.

General and administrative. General and administrative expense for the three months ended September 30, 2015, was $3.0 million compared to $2.4 million for the three months ended September 30, 2014, an increase of $0.6 million, or 21%. The increase in general and administrative costs was primarily due to the growth in our corporate infrastructure to support a larger public company.  Salaries and benefits, including stock-based compensation, increased $0.7 million for the three months ended September 30, 2015, reflecting increases in finance and accounting, legal and corporate communications.  Professional and consulting fees decreased $0.3 million for the period compared to the prior year primarily due to lower external legal fees and intellectual property costs.  Other general and administrative expenses including facility and office expenses, dues and subscriptions, conferences, and travel increased for the three months ended September 30, 2015, compared to the prior year due to our overall growth.

Other expense, net. Other expense, net for the three months ended September 30, 2015, was $0.5 million compared to $0.2 million for the three months ended September 30, 2014, an increase of $0.3 million, or 167%.  The increase in other expense, net, was primarily due to a $0.3 million increase in interest expense to $0.5 million for the three months ended September 30, 2015, compared to $0.2 million for the three months ended September 30, 2014 due to a higher average debt balance for the period.

Comparison of Nine Months Ended September 30, 2015 and 2014 (Unaudited)

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2015	2014	Dollar	%
Revenue	$—	$80	$(80)	(100)%
Operating expenses:
Research and development	18,791	7,071	11,720	166%
General and administrative	8,352	5,980	2,372	40%
Loss from operations	(27,143)	(12,971)	(14,172)	109%
Other expense, net	(1,743)	(2,904)	1,161	(40)%
Net loss	$(28,886)	$(15,875)	$(13,011)	82%

Revenue.  There was no revenue recorded for the nine months ended September 30, 2015.  For the nine months ended September 30, 2014, we recorded revenue of $80,000 from payments we received under two material transfer agreements. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology.  Work under the agreements terminated in 2014.

Research and development. Research and development expense for the nine months ended September 30, 2015, was $18.8 million compared to $7.1 million for the nine months ended September 30, 2014, an increase of $11.7 million, or 166%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the nine months ended September 30, 2015 and 2014, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2015	2014	Dollar	%
CRLX101	$13,486	$4,317	$9,169	212%
CRLX301	2,790	1,343	1,447	108%
Dynamic Tumor Targeting platform	1,500	825	675	82%
Overhead	1,015	586	429	73%
Total research and development expense	$18,791	$7,071	$11,720	166%

For the nine months ended September 30, 2015, CRLX101 program expenses increased by $9.2 million, or 212%, to $13.5 million compared to $4.3 million for the nine months ended September 30, 2014.  The increase in CRLX101 program expense was primarily attributable to costs associated with our ongoing RCC Trial, which was initiated in mid-2014, together with costs associated with ongoing ISTs. Clinical trial expenses increased $5.0 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $1.7 million and consulting costs increased $0.3 million compared to the prior year to support the CRLX101 development program and the clinical trials. CMC costs increased $1.8 million compared to the prior year reflecting increased activity to support current and future clinical development of CRLX101.

For the nine months ended September 30, 2015, CRLX301 program expenses increased $1.4 million, or 108%, to $2.8 million compared to $1.3 million for the nine months ended September 30, 2014.  The increase in CRLX301 program expenses was primarily due to costs associated with the Phase 1 clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.5 million for the nine months ended September 30, 2015, compared to the prior year primarily due to CRO fees, costs associated with clinical sites and laboratory costs. Salary and benefits expenses increased $0.5 million to support the CRLX301 development program and the clinical trials. CMC and development expenses increased $0.2 million reflecting increased activity to support current and future clinical development.

Expenses associated with our Dynamic Tumor Targeting platform were $1.5 million for the nine months ended September 30, 2015, an increase of $0.7 million, or 82%, compared to $0.8 million for the nine months ended September 30, 2014.  The increase is primarily due to increased headcount and lab costs in new discovery research.

General and administrative. General and administrative expense for the nine months ended September 30, 2015, was $8.2 million compared to $6.0 million for the nine months ended September 30, 2014, an increase of $2.2 million, or 38%. The increase in general and administrative costs was attributable to the growth in our corporate infrastructure to support a larger public company.  Salaries and benefits, including stock-based compensation, increased $1.5 million for the nine months ended September 30, 2015, compared to the prior year, reflecting increases in finance and accounting, legal and corporate communications.  Other general and administrative expenses including facility and office expenses, dues and subscriptions, conferences, and travel increased $0.5 million for the nine months ended September 30, 2015, compared to the prior year due to our overall growth.

Other expense, net. Other expense, net for the nine months ended September 30, 2015, was $1.7 million compared to $2.9 million for the nine months ended September 30, 2014, a decrease of $1.2 million, or 40%.  The decrease in other expense, net, was primarily due to a $2.5 million loss on the conversion of our 2014 convertible notes, which was recorded in April 2014. Interest expense was $1.7 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $0.8 million, or 90%.  For the nine months ended September 30, 2015, interest expense included $1.5 million associated with the Hercules Loan Agreement, including $0.4 million for the amortization of debt discount and deferred financing costs, and $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement. Interest expense for the nine months ended September 30, 2014 included $0.2 million of interest on our convertible notes and $0.3 million of interest and $0.2 million for the amortization of debt discount and deferred financing costs associated with the Lighthouse Loan Agreement. Other expense, net, for the nine months ended September 30, 2014 included a $0.5 million adjustment to the fair value of our outstanding preferred stock warrant liability which was recorded as other income.

Liquidity and Capital Resources

From our incorporation through September 30, 2015, we raised an aggregate of $224.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock, $59.9 million was from the IPO, $37.2 million was from the Secondary Offering, $17.3 million was from the sale of convertible promissory notes, $25.0 million was from borrowings under loan and security agreements and $1.0 million was from the private placement of our common stock to Hercules. As of September 30, 2015, we had cash and cash equivalents of approximately $77.6 million.

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

Our indebtedness under the Hercules Loan Agreement will mature on July 1, 2018. Each advance under the Hercules Loan Agreement accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Hercules Loan Agreement provides for interest-only payments on a monthly basis until December 31, 2015. The interest-only period may be extended at our option for a three-month period if we attain certain clinical milestones specified in the Hercules Loan Agreement, and for an additional three-month period if we attain certain clinical milestones and receive net cash proceeds of at least $30.0 million from the issuance and sale of our equity securities and/or upfront cash payments from one or more strategic corporate partnerships. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. We may prepay the indebtedness under the Hercules Loan Agreement in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment is subject to a prepayment charge of (i) 3.0% if such prepayment occurs on or before January 8, 2016, (ii) 2.0% if such prepayment occurs after January 8, 2016, but on or before January 8, 2017, and (iii) 1.0% if such prepayment occurs after January 8, 2017. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules.

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

Convertible Notes.  In 2014, we issued and sold convertible promissory notes in an aggregate principal amount of $8.5 million, to certain of our stockholders and one additional purchaser. The 2014 convertible notes accrued interest at an annual rate of 7.0%. In connection with the completion of our IPO, all principal and accrued interest under our 2014 convertible notes converted into an aggregate of 1,582,931 shares of our common stock, at 77.5% of the IPO price, or $5.43 per share.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, laboratory and related supplies, legal and other regulatory expenses and general overhead costs.

We believe that our cash and cash equivalents as of September 30, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2017.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(23,705)	$(13,453)
Net cash used in investing activities	(371)	(76)
Net cash provided by financing activities	50,533	65,827
Net increase in cash and cash equivalents	$26,457	$52,298

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2015, compared with $13.5 million for the nine months ended September 30, 2014, an increase of $10.2 million, or 76%. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $13.8 million partially offset by an increase in stock compensation expense of $1.1 million and a change in components of working capital of $2.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $76,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, cash used in investing activities included a $0.2 million increase in restricted cash to collateralize a stand-by letter of credit issued as a security deposit on a new facility lease.  Cash used in investing activities for the purchase of lab equipment and employee computers increased $25,000 to $141,000 for the nine months ended September 30, 2015, compared to $116,000 for the nine months ended September 30, 2014.  Cash used in investing activities for the nine months ended September 30, 2014, included proceeds for the sale of property and equipment of $40,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $50.5 million for the nine months ended September 30, 2015, compared with $65.8 million for the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015, was primarily due to net proceeds of $37.2 million from our Secondary Offering, proceeds of $15.0 million from our initial borrowing under the Hercules Loan Agreement, proceeds of $1.0 million from the sale of our common stock in a private placement to Hercules and proceeds of $1.6 million from the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2015, was reduced by $3.9 million paid to repay in full the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.4 million.  For the nine months ended September 30, 2014, net cash provided by financing activities was primarily due to net proceeds of $59.9 million from our IPO and proceeds of $8.5 million from the sale of convertible promissory notes.  Net cash provided by financing activities for the nine months ended September 30, 2014, was reduced by payments of $2.5 million under the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.1 million.

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

On January 8, 2015, we borrowed $15.0 million under the Hercules Loan Agreement and used a portion of those proceeds to repay our total outstanding indebtedness of $3.6 million under the Lighthouse Loan Agreement, which has been terminated.  Borrowings under the Hercules Loan Agreement bear interest at 7.3%. The Hercules Loan Agreement provides for interest-only payments until December 31, 2015, subject to a potential extension of the interest-only period in accordance with the terms of the

Hercules Loan Agreement.  Thereafter, amortization payments will be payable in equal monthly installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan.  At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we will pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules.

As of September 30, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as described in the preceding paragraphs.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest”, or ASU 2015-03. To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016 and is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash and cash equivalents, including restricted cash, of approximately $78.0 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. As of September 30, 2015, we were also subject to interest rate risk from our indebtedness under the Hercules Loan Agreement that accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%.  A 10% increase in interest rates at September 30, 2015, would not have a material effect on our annual interest expense.

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe that our cash and cash equivalents as of September 30, 2015 will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, license and development agreements with collaboration partners or other sources. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing would result in increased fixed payment obligations.

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our loan and security agreement with Lighthouse Capital Partners VI, L.P.  As of September 30, 2015, we had approximately $16.1 million in outstanding indebtedness under the Hercules Loan Agreement.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents. Nevertheless, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under our existing debt instruments. Failure to make payments or comply with other covenants under our existing debt instruments could result in an event of default and acceleration of amounts due. If an event of default occurs and Hercules accelerates the amounts due, we may not be able to make accelerated payments, and Hercules could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets other than our intellectual property.

We have incurred significant losses since incorporation. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since incorporation, we have incurred significant operating losses. As of September 30, 2015, we had an accumulated deficit of $150.7 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•

initiate and continue company-sponsored clinical trials of CRLX101, our most advanced product candidate, including single-arm trials and randomized controlled trials, alone or in combination with other agents;

•	support ongoing and any new investigator-sponsored clinical trials, or ISTs, of CRLX101;
•	continue our Phase 1 clinical trial of CRLX301, our second most advanced product candidate, as well as subsequent studies of CRLX301;
•	elect to expand, amend or redesign any current trial of CRLX101 or CRLX301;
•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	in the future, establish a sales, marketing and distribution infrastructure in the United States;
•	scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	add equipment and physical infrastructure to support our research and development; and
•	hire additional personnel and/or incur severance costs associated with the termination of employment of any existing personnel.

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

We may not be able to initiate or continue clinical trials for CRLX101 or any of our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	unexpected or serious adverse events that occur in the trials;
•	the proximity of patients to sites;
•	the eligibility criteria for the trial;
•	the design of the trial;
•	efforts to facilitate timely enrollment;
•	investigators’ engagement with, or enthusiasm about, the trial;

•	complexity of initiating or expanding trials with sites outside the United States;
•	competing trials; and
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

We are currently pursuing the clinical development of CRLX101 in combinations with Avastin in relapsed renal cell carcinoma and relapsed ovarian cancer, with paclitaxel in relapsed ovarian cancer, and with capecitabine and radiotherapy in locally advanced rectal cancer and may focus on additional combinations in the future. If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with, Avastin or any other therapeutic that we use in combination with CRLX101 in the future, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

There are ongoing ISTs evaluating CRLX101 (1) in combination with Avastin in patients with renal cell carcinoma, or RCC, that has relapsed, (2) in combination with Avastin in patients with relapsed ovarian cancer and (3) in combination with capecitabine and radiotherapy in patients with locally advanced rectal cancer. We also initiated a company-sponsored Phase 1b trial with the GOG Foundation, Inc. in which we will evaluate the combination of CRLX101 with weekly paclitaxel in patients with relapsed ovarian cancer. In addition, we commenced the RCC Trial, which is a company-sponsored Phase 2 trial, and we expect to commence additional company-sponsored trials of CRLX101 in the future. Most recently, we initiated a company-sponsored Phase 1 trial to explore a dose-intensive schedule with CRLX101. Avastin and paclitaxel are currently approved to treat various cancers, and the combination of capecitabine and radiotherapy is currently the standard of care in locally advanced rectal cancer in the United States. However, we did not develop or obtain regulatory approval for, and we do not manufacture or sell, Avastin, capecitabine or paclitaxel. We may also seek to develop our product candidates in combination with other therapeutics in the future.

If the FDA revokes its approval of Avastin,, we will not be able to market CRLX101 in combination with such revoked therapeutic. If safety or efficacy issues arise with Avastin, capecitabine or paclitaxel or any other therapeutics that we seek to combine with our product candidates in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if Avastin, capecitabine or paclitaxel were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating CRLX101 in combination with Avastin, capecitabine or paclitaxel, as applicable. If capecitabine and radiotherapy is replaced as the standard of care for treatment of locally advanced rectal cancer, the results, if any, of the ongoing IST in locally advanced rectal cancer may be less meaningful, and the FDA may require us to conduct additional clinical trials of CRLX101 prior to any regulatory approval in this indication. In addition, if manufacturing, cost or other issues result in a supply shortage of Avastin, capecitabine, paclitaxel or any other combination therapeutics, we may not be able to complete clinical development of CRLX101 on our current timeline or at all.

Even if CRLX101 were to receive regulatory approval and be commercialized for use in combination with Avastin,  capecitabine, paclitaxel or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of Avastin, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that capecitabine and radiotherapy may be replaced as the standard of care in patients with locally advanced rectal cancer. This could result in CRLX101 being removed from the market or being less successful commercially.

On November 19, 2014, the FDA approved Genentech, Inc.’s supplemental Biologics License Application for Avastin plus chemotherapy for the treatment of women with recurrent platinum-resistant ovarian cancer. This approval appears to be altering the commercial landscape of late-stage ovarian cancer drug development.    Based on the data generated by the IST of CRLX101 plus Avastin and our clinical trial with the GOG Foundation, Inc. of CRLX101 plus weekly paclitaxel, in each case in patients with relapsed ovarian cancer, we will further evaluate the regulatory requirements and the commercial opportunity for CRLX101 in relapsed ovarian cancer.  It is possible that we will determine that the threshold for regulatory approval is too high or that the commercial opportunity is too narrow and, for either reason, we might abandon our efforts to develop CRLX101 in relapsed ovarian cancer.

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

Two of our product candidates are in clinical development, all of our other potential product candidates are in preclinical development, and the risk of failure of all of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to have a sufficient quantity of our product candidate available when needed, failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable non-U.S. regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, dose, dosing schedule, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although a Phase 1/2a clinical trial of CRLX101 supported advancement of CRLX101 as monotherapy into Phase 2 clinical trials for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy, CRLX101 failed to meet its primary endpoint of improvement in overall survival of patients in this indication. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. Moreover, there are currently multiple open-label ISTs of CRLX101 ongoing, including: a Phase 1b/2 open-label IST of CRLX101 in combination with Avastin in patients with relapsed RCC; a Phase 2 open-label IST in patients with relapsed ovarian cancer, consisting of a single-arm trial of CRLX101 as monotherapy and a single-arm combination trial of CRLX101 and Avastin; and a Phase 1b/2 open-label IST of CRLX101 in combination with chemoradiotherapy in patients with locally advanced rectal cancer. Interim investigator-reported data from subsets of the total patient populations in certain of these ISTs have been reported. These ISTs are still in progress and final results are not yet available. The preliminary results reported from the ISTs have in some cases been observed in only a small number of patients and may not be achieved by other patients on these or other clinical trials. There can be no assurance that company-sponsored trials will confirm the data seen in the ISTs.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed and protocol amendments, if any, to address such flaws may not be sufficiently timely or corrective. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. For example, we believe that a significant increase in pathologic complete response is a clinically meaningful endpoint for the treatment of locally advanced rectal cancer, but there can be no assurance that the FDA will agree. Moreover, no drug has yet been approved in this setting. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable non-U.S. regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size, type and disease progression of the patient populations, changes in and adherence to the clinical trial protocols, variability in the quality of clinical supply batches and the rate of dropout among clinical trial participants. Any Phase 2, Phase 3 or other clinical trials that we may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•

clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results, such as with our Phase 2 clinical trial of CRLX101 as monotherapy for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy;

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	we may decide to change a dosing schedule for any given clinical trial based on relevant data;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our supply of product candidates may be insufficient to complete our clinical trials as planned due to a batch failure, lack of funds, planning errors or other reasons;
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

•

patients who enroll in a clinical trial, or the investigators enrolling such patients, may misrepresent the patients’ eligibility to participate in the trial or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the enrollment size for the clinical trial or extend the clinical trial’s duration;

•	for any given trial we may find it necessary to open more clinical trial sites than originally planned;
•

we may have to suspend or terminate one or more clinical trials of our product candidates for various reasons, including unfavorable, incomplete or inconclusive data, a determination that the path to commercialization is too difficult or uncertain, changes in the competitive or regulatory landscape, a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of a product candidate;

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

We have conducted, currently are conducting and intend in the future to conduct, clinical trials outside the United States. Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. For example, in late 2014, we commenced in Australia the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies.  In addition, in the first half of 2015 we expanded the RCC Trial to South Korea where we opened five additional clinical sites. While the investigational new drug application, or IND, in the United States for CRLX301 became effective on March 27, 2015, enabling us to conduct clinical trials for CRLX301 in the U.S., we also expect to continue to conduct clinical trials of CRLX301 at sites outside the U.S.

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, including review and approval by an independent ethics committee and informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from our Phase 1/2a clinical trial of CRLX301 in Australia, for example, or any other trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of CRLX101, CRLX301 or any future product candidates.

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

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•	foreign exchange fluctuations;
•	more burdensome manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research;
•	lack of consistency in standard of care from country to country; and
•	diminished protection of intellectual property in some countries.

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

If we fail to obtain or maintain orphan drug exclusivity for some of our product candidates, we will miss out on certain valuable incentives including a period of marketing exclusivity as well as federal grants, tax credits and a waiver of Prescription Drug User Fee Act filing fees.

We intend to develop some product candidates that may be eligible for orphan drug designation from the FDA. Under the Orphan Drug Act, the FDA has discretion to designate a product as an orphan drug if it is designed to treat a rare disease or condition, which is defined as a patient population of less than 200,000 in the United States. The applicant that first obtains FDA approval for a designated orphan drug receives marketing exclusivity for use of that drug for the stated condition or disease for a period of seven years and becomes eligible for certain federal grants, tax credits and a waiver of Prescription Drug User Fee Act filing fees.

For our product candidates that are eligible, we plan to rely on the exclusivity period under the Orphan Drug Act to attain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced. On May 26, 2015, the FDA granted orphan drug designation to CRLX101 for the treatment of ovarian cancer.

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

We may request Priority Review for one or more of our product candidates at the time of the submission of the NDA to the FDA. The FDA may not grant Priority Review for any of our product candidates. Moreover, even if the FDA designated Priority Review for one of our product candidates, that designation may not lead to a faster regulatory review or approval process and, in any event, would not assure FDA approval.

A ten-month standard NDA review clock will begin at the conclusion of the 60 calendar day filing review period that starts on the date the FDA receives the original submission. This means the FDA has a total of twelve months from its receipt of the original submission to take regulatory action. We may be eligible for Priority Review designation for our NDA submission if the FDA determines that our product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The six-month Priority Review clock will begin at the conclusion of the 60 calendar day filing review period that starts on the date of FDA receipt of the original submission. Therefore, if granted Priority Review, the FDA has a total of eight months to take action on an application rather than the standard total of twelve months. We may request Priority Review for CRLX101 if and when we submit an NDA for CRLX101. Our current clinical development timeline assumes CRLX101 will receive Priority Review. The FDA has broad discretion whether or not to grant Priority Review to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Thus, while the FDA has granted Priority Review to other oncology product candidates, CRLX101 may not receive similar designation. Moreover, even if CRLX101 or one of our other product candidates is designated for Priority Review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving Priority Review from the FDA also does not guarantee approval within the eight-month review cycle or thereafter.

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

Several companies are marketing and developing oncology products. Companies with marketed nanoparticle oncology products include Celgene Corporation (Abraxane indicated for breast cancer, NSCLC and pancreatic cancer), Janssen Products, LP (Doxil indicated for ovarian cancer and, in combination with bortezomib, for multiple myeloma), Spectrum Pharmaceuticals, Inc. (Marqibo ® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia) and Merrimack Pharmaceuticals (Onivyde™ (irinotecan liposomal injection) indicated for pancreatic and colorectal cancer). Companies with nanoparticle oncology product candidates in clinical development include BIND Therapeutics, Inc. (BIND 014 for NSCLC and metastatic castration-resistant prostate cancer),  Nippon Kayku Seizo Co., Ltd. (NK105 in breast cancer), Celator Pharmaceuticals, Inc. (CPX-351 for acute myeloid leukemia), Celsion Corporation (ThermoDox ® (lyso-thermosensitive liposomal doxorubicin) for solid tumors), Cytimmune Sciences, Inc. (CYT-6091 for oncology and autoimmune diseases), Starpharma Holdings Ltd. (DEP® docetaxel for oncology), Cristal Delivery B.V. d/b/a Cristal Therapeutics (CriPec® docetaxel for oncology), Supratek Pharma Inc. (SP1049C for solid tumors) and Nektar Therapeutics (NKTR102 for breast cancer).

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

Renal Cell Carcinoma.  In advanced RCC, several drugs in development have the potential to obtain FDA marketing approval and change the standard of care. If this occurs, currently available treatments could be replaced or altered and our commercial opportunity could be reduced. For example, Bristol-Myers Squibb is developing nivolumab; Merck is developing pembrolizumab; Eisai Co., Ltd. is developing lenvantinib in combination with everolimus; Acceleron Pharma Inc. is developing dalantercept in combination with axitinib; TRACON Pharmaceuticals, Inc. is developing TRC105, also in combination with axitinib; and AVEO Pharmaceuticals, Inc. is developing tivozanib.

Although most of these product candidates are being tested for earlier lines of therapy, they also have the potential to change the standard of care in later lines of therapy in advanced RCC, which could create questions about the optimal sequence of agents and, among other things, could result in existing first-line therapies being prescribed instead of later lines of therapy. Determining the optimal sequence of agents could be further complicated if their approval and/or availability is different in the U.S. and Europe. If this occurs, it would potentially reduce the commercial opportunity for CRLX101 in relapsed RCC.

Relapsed Ovarian Cancer.  In relapsed ovarian cancer, the recent FDA approvals of Avastin with chemotherapy and Lynparza® in BRCA mutated patients has changed the standard of care, which could reduce the commercial opportunity for CRLX101 in this indication. In addition, other companies are developing candidates for the treatment of relapsed ovarian cancer.  For example, AstraZeneca is testing the Wee-1 inhibitor, AZD-1775, in p53 mutated patients and Immuogen, Inc. is testing IMGN853 in ovarian cancer patients with folate receptor positive tumors. Recent and upcoming approvals have the potential to reduce our commercial opportunity.

Locally Advanced Rectal Cancer.  In locally advanced  rectal cancer, a number of companies are developing potentially competitive product candidates. For instance, Isofol Medical AB is developing a molecule that is currently labeled [6R] 5,10-methylenetetrahydrofolate; Karyopharm Therapeutics Inc. is developing Selinexor in combination with chemoradiotherapy; Merck KGaA is developing tecemotide with chemoradiotherapy; Genentech, Inc. is testing Avastin in combination with capecitabine; Kadmon Corporation, LLC is developing KD018 in combination with capecitabine and radiation and AbbVie Inc. has completed an early stage clinical trial of the PARP inhibitor veliparib in combination with chemotherapy and radiation. If any of these product candidates receives marketing approval, our commercial opportunity in locally advanced rectal cancer could be reduced.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining  informed consents from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

We maintain general liability, product liability and umbrella liability insurance. Our existing insurance coverage may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage as our risks of exposure increase, which, for example, would happen if and when we begin selling any product candidate that receives marketing approval. In addition, certain types of insurance coverage are becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct ISTs of some of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our drug candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We rely on academic institutions to conduct and sponsor some of our clinical trials relating to some of our product candidates. We do not control the design or administration of ISTs, and our reliance on third parties to conduct the ISTs could, depending on the actions of such third parties, jeopardize the validity or timeliness of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

Such arrangements provide us with certain information rights with respect to the ISTs, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we do not control patient enrollment in, or the timing and reporting of the data from, ISTs, nor do we own the data from the ISTs. Moreover, if we are unable to confirm or replicate the results from the ISTs or if negative results are obtained in the ISTs, we would likely be further delayed or prevented from advancing further clinical development of our drug candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our drug candidates, or if the data proves to be unfavorable, incomplete or inconclusive, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

We currently rely on third party clinical research organizations, or CROs, to conduct our clinical trials. We also rely on third parties including CROs to collect and monitor adverse event data for our clinical trials.  We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate the agreement at any time. If we are required to enter into alternative arrangements because of any such termination the introduction of our product candidates to market could be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we design our clinical trials and will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We also expect to rely on other third parties to manufacture, store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may seek third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and certain governmental agencies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•	collaborators may infringe our intellectual property rights or the intellectual property rights of third parties, which may expose us to litigation and potential liability;
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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination or divestiture, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

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

CRLX101 and CRLX301 must be manufactured through complex, multi-step synthesis processes that are time-consuming and involve special conditions at certain stages. Drug substance manufacture requires high potency containment, and drug product manufacture requires high potency containment under aseptic conditions, also referred to as sterile manufacture. For example, in 2013 we experienced a batch contamination issue with the manufacture of a batch of CRLX301 drug substance, and the process of obtaining a new batch required several months to complete. Any additional batch failures, whether on the part of our existing or future manufacturers or as a result of our failure to make timely and effective improvements in our manufacturing processes, could materially delay clinical development or marketing approval of our product candidates or result in our inability to generate sufficient supplies to meet clinical or commercial demands. Although we currently have backup suppliers for several stages of the manufacturing process, we rely on one supplier for each stage of this process. If our current contract manufacturers cannot perform as agreed, or become unavailable to us for any reason, we may be required to replace such manufacturers. Our agreements with our third party manufacturers can be terminated by us or such manufacturers on short notice. If any of our existing manufacturers should become unavailable to us for any reason or should be unable to secure additional manufacturing capacity in the event of higher than anticipated product demand, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing supplier of drug substance or an alternative supplier would be capable of continuing to produce drug substance in commercial quantities, we will need to identify a third-party manufacturer capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market CRLX101 or any other product candidate or may be delayed in doing so.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, we face the risk of cybercrime. For instance, someone could hack our information networks and gain illicit access to our proprietary information including our trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Even if we are successful in prosecuting such claims, any remedy awarded may be insufficient to fully compensate us for the improper disclosure or misappropriation. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We are highly dependent on our executive team, most of whom have been employed by the company for two years or less. The loss of any member of the executive team could impede the achievement of our goals. Any of our employees may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing finance and sales and marketing personnel will also be critical to our success. The loss of the services of key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, including finance and clinical personnel, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We entered into a new lease dated as of July 9, 2015 with AstraZeneca Pharmaceuticals Limited Partnership for approximately 22,992 square feet at the BioHub at 35 Gatehouse Drive in Waltham, Massachusetts. The term of the new lease commences on December 28, 2015 and expires on February 28, 2021. The lease for our laboratory and office space in Cambridge, Massachusetts expires on February 29, 2016. We expect to complete our relocation to Waltham by January 2016. The relocation process is underway, and it could disrupt our operations, adversely affect our business and damage employee morale. In addition, our new location in Waltham may adversely affect employee retention or recruitment.

Risks Related to our Common Stock

The market price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. From April 10, 2014 to September 30, 2015, the closing price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.87 per share to a low of $3.34 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We believe that as of September 15, 2015, our executive officers and directors and their affiliates beneficially owned 27.5% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of September 15, 2015, there were 2,521,772 shares subject to outstanding options.  In August 2014, we registered all of these shares under the Securities Act on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of September 15, 2015, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of September 30, 2015, we have used approximately $33.2 million of the net proceeds from our IPO, primarily to fund the clinical development of CRLX101, to fund research and development of CRLX301 and for working capital and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities in accordance with our investment policy.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: November 16, 2015	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: November 16, 2015	By:	/S/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Transition and Separation Agreement, dated September 4, 2015, between the Registrant and Edward Garmey, M.D.					X

10.2	Consulting Agreement, dated September 4, 2015, between the Registrant and Edward Garmey, M.D.					X

10.3	Employment Agreement, dated September 4, 2015, between the Registrant and Adrian Senderowicz, M.D.					X
10-
10.4	Lease, dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-Q	001-36395	August 6, 2015	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X
*	Submitted electronically herewith