Form 10-K
period 2015-12-31
Cerulean Pharma Inc.
filed 2016-03-10
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36395

Cerulean Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4139823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Gatehouse Drive Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

781-996-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Market

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $92,191,525.60, based on the closing price of the registrant’s common stock on The NASDAQ Global Market.

As of March 1, 2016, there were 27,363,965 of the Registrant’s common shares, $0.0001 par value, issued and outstanding.

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

Item 1.	Business

Overview

We are a clinical-stage, oncology-focused company applying our proprietary Dynamic Tumor Targeting™ Platform to develop differentiated therapies. We were incorporated under the laws of the State of Delaware on November 28, 2005 under the name Tempo Pharmaceuticals, Inc. In October 2008, we changed our name to Cerulean Pharma Inc.

Our Dynamic Tumor Targeting Platform is designed to create nanoparticle-drug conjugates, or NDCs, with the aim of providing safer and more effective therapies for patients living with cancer.  NDCs consist of anti-cancer therapeutics, or payloads, covalently linked to a proprietary polymer. An important goal for all drugs is to maximize the net clinical benefit by increasing the desired therapeutic effect while reducing adverse effects.  This is especially difficult with drugs used to treat cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging healthy cells.  We believe our NDCs concentrate their anti-cancer payloads inside tumor cells while sparing normal tissue because they are small enough to pass through the leaky pores of new blood vessels in tumors as an entry portal into tumor tissue, but are too large to pass through the pores of healthy blood vessels.  Once inside tumors, we believe our NDCs are actively taken up into tumor cells where they slowly release their anti-cancer payloads, providing a durable inhibition of their targets.

We believe that the ability to combine our NDCs with other agents, either approved or experimental, is a key differentiating feature of our platform.  Based on their properties and design, our NDCs have the potential to enable synergistic combination therapies that can offer better tolerability and efficacy.  We believe that better tolerability can be achieved through the preferential accumulation of the NDC in the tumor cells while better efficacy can be achieved by combining drugs that have different and complementary mechanisms of action.  Cancer is a multi-faceted disease that is rarely adequately addressed by one therapy.  Tumor cells are genetically diverse and can rapidly resist and ultimately overcome a single-agent therapy by modulating various adaptive pathways; however, if multiple drugs simultaneously shut down multiple adaptive pathways, there is a greater chance of achieving favorable disease responses for an extended period of time.

Our platform has generated two-clinical stage NDCs.  Our first platform-generated clinical candidate, CRLX101, is in Phase 2 clinical development in patients with renal cell carcinoma, or RCC, and in Phase 2 and Phase 1b clinical development in patients with ovarian cancer in combination with Avastin® (bevacizumab) and paclitaxel, respectively.  We refer to the ongoing Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s standard of care in patients who have received two or three prior lines of therapy as the RCC Trial.  CRLX101 has been dosed in more than 350 patients and has shown activity in multiple tumor types, both as monotherapy and in combination with other cancer treatments.  The United States Food and Drug Administration, or FDA, has granted CRLX101 fast track designation in combination with Avastin in metastatic RCC and orphan drug designation for the treatment of ovarian cancer.  Our second platform-generated clinical candidate, CRLX301, is currently in Phase 1/2a clinical development.  We intend to generate additional candidates, alone and potentially in collaboration with partners.

Our lead clinical candidate, CRLX101, is an NDC with a camptothecin payload.  Camptothecin is a potent topoisomerase 1, or topo 1, inhibitor that was too toxic to develop in the clinic; however, CRLX101 reduces the toxicities associated with this highly potent agent, while increasing the payload concentration in tumors.  In CRLX101, camptothecin is covalently linked to a nanoparticle backbone, which is a cyclodextrin-polyethylene glycol polymer.  CRLX101 is designed to concentrate in tumors and slowly release the camptothecin inside tumor cells.  CRLX101 inhibits topo 1 which is involved in cellular replication, and also inhibits hypoxia-inducible factor-1α, or HIF-1α, which research suggests is a master regulator of cancer cell survival mechanisms, and hypoxia-inducible factor-2α, or HIF-2α, which we believe may also be an important therapeutic target in RCC.  Collectively, we will refer to HIF-1α and HIF-2α as HIF.

CRLX101 exemplifies the potential combinability features of NDCs.  We are currently exploring four distinct approaches to combination therapy.  We believe that we can safely deliver therapeutic levels of CRLX101 that durably inhibit topo 1 and HIF.  We can combine this potential inhibition of topo 1 and HIF with additive mechanisms of cell killing using other drugs to potentiate the therapeutic effect.  Opportunities for combination therapies that leverage CRLX101’s apparently favorable tolerability profile include, but are not limited to, the following four combination initiatives:

1.	vascular endothelial growth factor, or VEGF, inhibitors such as Avastin;
2.	chemotherapies such as weekly paclitaxel;
3.	Deoxyribonucleic acid, or DNA, damage repair agents including, poly ADP ribose polymerase, or PARP, inhibitors such as Lynparza™ (olaparib); and
4.	potentially, in combination with immuno-oncology agents such as indoleamine-pyrrole 2,3-dioxygenase, or IDO inhibitors.

Our second clinical candidate, CRLX301, is an NDC with a docetaxel payload.  Docetaxel is a commercially successful oncology drug that suffers from significant toxicities.  We believe that CRLX301 will be differentiated from docetaxel because it is designed to concentrate more docetaxel in tumor cells and spare healthy tissue.  In preclinical studies, CRLX301 delivered up to 10 times more docetaxel into tumors, compared to an equivalent milligram dose of commercially available docetaxel and was similar to or better than docetaxel in seven of seven animal models, with a statistically significant survival benefit seen in five of those seven models. In addition, preclinical data show that CRLX301 had lower toxicity than has been reported with docetaxel in similar preclinical studies.

The lead indications for CRLX101 are relapsed RCC and relapsed ovarian cancer.  In relapsed RCC, CRLX101 is being studied in a randomized company-sponsored trial in combination with Avastin. In relapsed ovarian cancer, CRLX101 is being studied in (1) a single-arm Investigator-Sponsored Trial, or IST, sponsored by Massachusetts General Hospital as monotherapy and in combination with Avastin and (2) a company-sponsored trial in combination with paclitaxel.  In addition, CRLX101 is being studied in (1) locally advanced rectal cancer in a Phase 1b/2 open-label IST sponsored by the University of North Carolina in combination with chemoradiotherapy and (2) solid tumors in a company-sponsored trial using a dose-intensive schedule of CRLX101 in patients with advanced solid tumors as a monotherapy as well as a combination therapy. We expect that CRLX101 will be studied in solid tumors in a National Cancer Institute-sponsored trial in combination with Lynparza beginning in the first half of 2016.  Finally, CRLX301 is currently being explored in a company-sponsored trial in patients with advanced solid tumors.

Our Platform: Dynamically Tumor Targeted NDCs

Our Dynamic Tumor Targeting Platform is designed to create NDCs with the aim of providing safer and more effective therapies for patients living with cancer.  While there have been significant advancements in the search for safe and effective cancer treatments, cancer still remains a difficult disease to treat.  A major challenge in developing anti-cancer drugs is to engineer drugs that work at the sites of disease without adversely affecting healthy tissue.  Our NDC platform is designed to create NDCs that accumulate high concentrations of active drug in tumor cells, without unwanted exposure to healthy tissue.  We believe that increasing the concentration of active drug only in the tumor cells: 1) increases the likelihood of killing cancer cells; 2) reduces toxicity; and 3) enables the administration of our NDCs with other cancer drugs.  The rationale for combination therapy is to use drugs that work by different mechanisms and that may have complementary effects, thereby decreasing the likelihood that resistant cancer cells will develop.  When drugs with different effects are safely combined, the goal is to use each drug at an optimal dose, without intolerable side effects.

Dynamic Tumor Targeting

We believe our NDCs represent a new paradigm of drug therapy.  NDCs are nanoparticles conjugated to anti-cancer payloads that are designed to accumulate in high levels in tumor cells while limiting exposure to healthy tissue.

Based on our preclinical studies and multiple clinical trials with CRLX101, we believe dynamic tumor targeting involves a three-step process, as described and illustrated below, each of which contributes to the achievement of desirable anti-cancer payload exposure in tumors and the reduction of undesirable anti-cancer payload exposure in normal tissue.

1.

Tumor targeting via leaky vasculature. After intravenous infusion, our NDCs circulate in the bloodstream. In contrast to typical small molecule drugs, once in the bloodstream, our NDCs are generally too large to be rapidly eliminated by filtration in the kidneys and to escape from the bloodstream into normal tissue. However, they are small enough to exploit the leaky vasculature found in the immature blood vessels of growing tumors as a selective entry portal into tumor tissue. As tumors grow, they stimulate the formation of new, immature blood vessels, the inner surfaces of which are less densely lined by endothelial cells as compared to mature blood vessels. As a result, immature blood vessels of growing tumors have larger pores that confer leakiness. Generally, pore sizes of normal tissue are less than ten nanometers, and pore sizes of tumor tissue are greater than 100 nanometers. Our NDCs are typically between 10 and 40 nanometers in diameter.

Our NDCs are designed to be stealthy, meaning that they are designed to survive detection by the body’s immune cells and therefore avoid stimulating an immune response.  This results in slow metabolism and long systemic circulation, allowing our NDCs to penetrate from the bloodstream into tumors via the leaky vasculature.

2.

Transport into tumor cells. Once inside the tumor, tumor cells transport our NDCs into the interior of tumor cells.  We believe that macropinocytosis acts as the primary mechanism of uptake. Macropinocytosis is a cellular uptake mechanism that allows small particles to be transported into cells. It is induced by the tumor’s rapid growth and ensuing demand for cellular building blocks. Macropinocytosis is up-regulated in tumor cells, and CRLX101 exploits this feature to drive uptake of the NDC and its anti-cancer payload. Following their entry into the cancer cells, we believe our NDCs are too large to be removed from cancer cells by their existing efflux pumps. Efflux is the process by which toxic substances are moved out of the cell and which can confer tumor resistance against anti-cancer agents.

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

As clinical evidence of selective entry of CRLX101 in tumor tissue, we obtained differential post-therapy biopsies of tumor tissue and adjacent normal tissue from nine gastric patients. In nine of nine patient biopsies, taken between 24 and 48 hours after a single dose of CRLX101 was administered, the presence of camptothecin associated with CRLX101 was observed in the tumor tissue.  In contrast, no definitive evidence of either the nanoparticle or camptothecin contained within the nanoparticle was observed in neighboring normal tissue. An illustrative example from one patient is shown in the figure below (in which camptothecin is referred to as “CPT” in the image on the right). These human data support our belief that our platform achieves higher drug concentrations in tumors compared to normal tissue. Further, the data showed inhibition of topo 1 and HIF-1α in post-treatment biopsies. In addition, we believe that the observed safety profile of our lead drug candidate, CRLX101, across more than 350 cancer patients, can be explained by the targeted delivery of the anti-cancer payload and the sparing of key organ systems from extensive drug exposure.

Clark et al. (2015). CRLX101, an investigational nanoparticle-drug conjugate, localizes in human tumors and not in adjacent healthy tissue after intravenous dosing. Mol Cancer Ther 14(12 Suppl 2):Abstract nr B33.

Application of the Platform

Our platform is applicable to a range of payloads. We have created NDCs with a variety of small molecule payloads, including, but not limited, to camptothecin, docetaxel, Jevtana® (cabazitaxel), gemcitabine, methotrexate, and Xeljanz® (tofacitinib). We select the small molecule payload based upon several factors, including our ability to conjugate the payload to our polymer, the biological rationale for prolonging circulation and providing sustained release of the payload, a relatively high potency of the payload, as well as intellectual property, regulatory and commercial considerations. As discussed below, in preclinical testing, our NDCs generally show improved pharmacokinetics, activity and tolerability as compared to the payload alone. We intend to develop NDCs alone and potentially in collaboration with partners.

Our platform has thus far generated a lead candidate, CRLX101, and a second candidate, CRLX301, and we believe it has the potential to further expand our pipeline, alone and in combination with partners.

In November 2015, we entered into a collaboration with AstraZeneca AB, or AstraZeneca, and the National Cancer Institute, or the NCI, to study the clinical combination of AstraZeneca’s drug Lynparza with CRLX101. We believe our NDCs enable therapeutic combinations because they are designed to concentrate anti-cancer payloads inside tumor cells and spare healthy tissue.  Preclinical data generated by AstraZeneca with the Lynparza-CRLX101 combination demonstrated a synergistic anti-tumor effect from targeting two validated pathways. While PARP-topo 1 combinations have traditionally been limited by toxicity, preclinical work done by AstraZeneca suggests that a Lynparza-CRLX101 combination therapy could be clinically relevant.

Potential for Combinability

The ability to combine our NDCs with other agents, either approved or experimental, is a key differentiating feature of our Dynamic Tumor Targeting Platform. Based on their properties and design, our NDCs have the potential to enable synergistic combination therapies that can offer both better tolerability and efficacy.

Drugs in a combination therapy are expected to demonstrate efficacy, which is often based on the drugs using multiple different mechanisms of action.  Tumor cells are genetically diverse and can rapidly resist and ultimately overcome a single-agent therapy by modulating various adaptive pathways; however, if multiple drugs simultaneously shut down multiple adaptive pathways, there is a greater chance of achieving disease responses for an extended period of time. We believe our NDCs can be engineered to optimize the synergistic effects of combination therapy.  We believe CRLX101 has opportunities in combination with each of the following four categories of cancer treatment: VEGF inhibitors such as Avastin, chemotherapy such as paclitaxel, DNA damage repair agents such as PARP inhibitors, and, potentially, immuno-oncology agents such as IDO inhibitors.

A drug eligible for combination therapy also should demonstrate a safety profile that does not overlap with or exacerbate the safety profile of the combination agent.  The highlighted graph below represents the adverse events experienced by patients in the CRLX101 arm in an open-label, randomized Phase 2 clinical trial of CRLX101 as monotherapy in patients with advanced non-small cell lung cancer, or NSCLC, who had progressed through one or two prior chemotherapy regimens. This trial, which commenced in 2011, enrolled 157 patients, 97 of whom were administered CRLX101 as monotherapy.  The other graphs below show the adverse events experienced by patients in clinical trials of approved camptothecin-class therapeutics, irinotecan and topotecan.  CRLX101 was generally well tolerated in the NSCLC trial and the adverse event profile observed in the NSCLC trial supports our view that CRLX101 may be combinable with other anti-cancer therapies.

**  IV topotecan label categorizes non-hematological AEs as (a) grade 1-2 and (b) grade 3-4, but categorizes hematological AEs as (a) grade 1-3 and (b) grade 4, so hematological AEs are shown with diagonal stripes.

Data not from comparative trial.  Sources:  Irinotecan (FDA label); Topotecan (FDA label), CRLX101 at 15mg/m2 MTD (Phase 2 NSCLC Trial. 100 patients).

CRLX101 is currently in clinical trials in combination with an anti-angiogenic drug, Avastin, in relapsed RCC and relapsed ovarian cancer.  We have demonstrated that CRLX101 is synergistic with Avastin in an ovarian xenograft model. We believe that this synergy is at least partly caused by the ability of CRLX101 to inhibit the up-regulation of HIF-1a caused by anti-angiogenic therapy. We have further confirmed this synergy in a highly metastatic ovarian cancer orthotopic tumor model, as well as in a triple-negative breast cancer orthotopic tumor model.  We have observed the synergy of CRLX101 with other VEGF inhibitors such as Votrient® (pazopanib) and Zaltrap® (ziv-aflibercept).

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

Pham et al. (2015). Translational impact of nanoparticle-drug conjugate CRLX101 with or without bevacizumab in advanced ovarian cancer. Clin Cancer Res 21(4):808-18.

Our Corporate Strategy

Our goal is to be a leader in the discovery, development and commercialization of NDCs for the treatment of patients with inadequately treated forms of cancer. Key elements of our strategy to achieve this goal are to:

•

Advance the development of our lead clinical candidate, CRLX101, in multiple tumor types. Based on confirmatory signals of activity observed in the ongoing relapsed RCC IST we initiated a randomized Phase 2 clinical trial of CRLX101 in combination with Avastin in this patient population in 2014. The trial completed enrollment in October 2015 and we expect to report top-line data from this trial in the first half of 2016.  We are exploring development opportunities in additional tumor types, and we intend to explore additional development opportunities, alone and in collaboration with strategic partners, to capitalize on the various opportunities to use CRLX101 in combination with other cancer treatments.

•

Advance the development of our second clinical candidate, CRLX301, into selected indications. We have determined the maximum tolerated dose, or MTD, of CRLX301 administered once every three weeks, and continue to explore the MTD of CRLX301 on a weekly dosing schedule.  These determinations will help us to determine a recommended Phase 2 dose.

•

Leverage our platform to discover and develop a proprietary pipeline of highly differentiated product candidates with anti-cancer payloads. Using our platform, we have created two clinical candidates, CRLX101 and CRLX301. We have used our platform to create additional NDCs, and we intend over the longer term to develop additional product candidates from the platform.

•

Leverage our platform beyond our proprietary pipeline to enter into strategic partnerships for the development of product candidates. We believe that our platform can be used with a wide range of payloads. We plan to explore the possibility of entering into partnerships with companies that have proprietary active pharmaceutical ingredients, or APIs, that can be used as NDC payloads for use in the treatment of oncology indications. We envision selective partnerships with pharmaceutical companies, in which we would leverage the partner’s expertise, in combination with our platform, to generate novel NDCs incorporating the partner’s approved therapeutic or development candidate.

•

Build core capabilities that allow us to commercialize our products in the United States. In order to maximize the value of our product candidates, if approved, we expect to commercialize our products in the United States with a focused commercialization organization and to seek one or more strategic partners for commercialization outside the United States.

Our Product Pipeline

Our current development stage pipeline consists of CRLX101 and CRLX301. As described in more detail below, we are pursuing clinical development of CRLX101 in two lead indications, and we began clinical development of CRLX301 in 2014.

CRLX101

Our lead clinical candidate, CRLX101, is a dynamically tumor targeted NDC in Phase 2 clinical development and has the potential to improve outcomes for patients in combination with other cancer treatments. CRLX101 has shown activity as monotherapy and in combination with other cancer treatments, in multiple tumor types.  CRLX101 is in Phase 2 clinical development and has been administered to more than 350 patients. The FDA has granted CRLX101 fast track designation in combination with Avastin in metastatic RCC and orphan drug designation for the treatment of ovarian cancer.

We believe CRLX101, which contains camptothecin as its anti-cancer payload, is a potent, durable and combinable inhibitor of topo 1, a commercially validated cancer target, and HIF, a novel target of increasing interest in cancer research. Two products that have been marketed by other companies, irinotecan and topotecan, inhibit topo 1, but their clinical use is associated with severe toxicities. Recent research suggests that HIF, and in particular the HIF subunit HIF-la, is a master regulator of multiple cancer cell survival pathways.

We have demonstrated in preclinical studies that CRLX101 is a potent, durable and combinable inhibitor of topo 1 and HIF. We believe that the properties of CRLX101 could translate into important benefits for patients. We are focusing the clinical development of CRLX101 on cancer indications in which we expect the durable inhibition of topo 1 and HIF, in combination with other cancer treatments, will lead to differentiated efficacy. We are exploring combinations with VEGF inhibitors such as Avastin, chemotherapy such as paclitaxel, DNA damage repair agents such as PARP inhibitors, and, potentially, combinations with immuno-oncology agents such as IDO inhibitors.

Clinical Development

We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and ISTs.  Our two lead indications are RCC, or kidney cancer, and ovarian cancer:

•	Relapsed RCC:
o

Current Trial: We completed enrollment of the RCC Trial in October 2015 and we expect to announce top-line data in the first half of 2016. The primary endpoint is investigator-assessed progression free survival, or PFS, according to Response Evaluation Criteria In Solid Tumors, or RECIST, version 1.1. Secondary endpoints include, but are not limited to, overall response rate, or ORR, independent radiologic reviewed PFS, duration of response and overall survival. The trial is sized to show a 2.3 month improvement over an expected 3.5 month median PFS for standard of care with a hazard ratio of 0.6, meaning that the trial is expected to show whether CRLX101 plus Avastin provides a 66% improvement in PFS over available third- and fourth-line treatments.

o

Prior Clinical Trial: CRLX101 in combination with Avastin has been evaluated in a Phase 1b/2 single-arm IST in patients with relapsed RCC.  Based on the results of this IST, we believe that the combination of CRLX101 and Avastin may provide therapeutic benefits to patients with RCC who have received two or three prior lines of therapy including a tyrosine kinase inhibitor, or TKI, and/or an inhibitor of a mammalian target of rapamycin, or an mTOR inhibitor. A total of 22 patients were evaluable for efficacy in this trial. The last patient was enrolled in December 2014, and the trial met its primary endpoint of safety and tolerability.

Data from this clinical trial was presented at the 2015 annual meetings of the American Society of Clinical Oncology and the Kidney Cancer Association Annual Meeting.  The median PFS of patients in the trial was 9.9 months. Based on third-party published data, the expected PFS of the standard of care in this setting is approximately 3.6 months.  In addition, the RECIST partial response rate of patients in the trial was 23%. Several recent studies in advanced RCC suggest that after treatment with a TKI, subsequent therapies, including Avastin alone, achieve RECIST partial response rates of between 2% and 4%.

o

Market Opportunity: The American Cancer Society estimated that 62,000 new cases of kidney cancer would occur in the United States in 2015 and that approximately 14,000 people would die from kidney cancer in 2015. According to the most recently available data from Surveillance, Epidemiology, and End Results Program of the United States National Cancer Institute, the incidence of kidney cancer has been generally rising each year. RCC is by far the most common type of kidney cancer, accounting for nine out of every ten kidney cases. Up to 30% of patients with RCC present with metastatic disease and five-year survival among these patients is less than 10%.  There is currently no cure for RCC that has metastasized beyond the lymph nodes to one or more distant organs, which we refer to as metastatic RCC. There is currently no treatment specifically approved for the treatment of RCC in patients who have progressed on two or more prior lines of therapy. This unmet need creates an opportunity for a new class of therapies in this indication.

o

Current Treatments for RCC: Systemic therapeutic options for advanced RCC include molecularly targeted therapies and chemotherapy and immunomodulatory therapies such as interferon alpha and interleukin-2. There are currently eight FDA-approved therapies commonly used for the treatment of RCC. In November 2015, the FDA approved Opdivo® (nivolumab) to treat patients with metastatic RCC whose disease progressed on an anti-angiogenic therapy. Opdivo is a fully human immunoglobulin G4 PD-1 immune checkpoint inhibitor antibody that selectively blocks the interaction between PD-1, which is expressed on activated T cells, and PD-1 ligand 1, or PD-L1, and PD-1 ligand 2, or PD-L2, which are expressed on immune cells and tumor cells.

o

Rationale for Use of CRLX101 in RCC: CRLX101 appears to durably suppress topo 1 and HIF in preclinical animal studies and has demonstrated notable synergy in combination with VEGF inhibitors including Avastin. We hypothesize that CRLX101 could overcome HIF-mediated acquired resistance to Avastin, which could facilitate the translation of median PFS and response rate benefits achieved with Avastin in this setting into meaningful overall survival benefits for RCC patients.

•	Relapsed ovarian cancer:
o

Current Trials: A Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer is being conducted at Massachusetts General Hospital and affiliated Harvard University teaching hospitals. The monotherapy arm of the trial, in which 29 patients were enrolled, met its primary endpoint.  RECIST responses, as well as encouraging PFS, were observed for several patients in the monotherapy arm.  The results from the monotherapy arm led to the combination arm of this trial which employs a two-stage design.  The first stage enrolled 18 patients and achieved the pre-defined criterion for advancement into the second stage, which showed improved activity relative to the monotherapy arm.  We are enrolling an additional 25 patients in the second stage of this trial.

We are conducting a Phase 1b single-arm company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG Foundation, Inc. (formerly known as the Gynecologic Oncology Group), or GOG.  This Phase 1b multi-center, open-label, dose-escalation study combines CRLX101 with weekly paclitaxel in up to 24 patients with recurrent or persistent epithelial ovarian, fallopian tube or primary peritoneal cancer. The trial is designed to identify the maximum tolerated dose as well as pharmacokinetics, safety and tolerability of CRLX101 in combination with weekly paclitaxel.  We will also evaluate preliminary evidence of efficacy.

o

Market Opportunity: The American Cancer Society estimated that approximately 21,000 women in the United States would receive a new diagnosis of ovarian cancer in 2015 and that approximately 14,000 women in the United States would die from ovarian cancer in 2015, which would make ovarian cancer the leading cause of death among gynecologic malignancies in the United States.

o

Current Treatments for Ovarian Cancer: First-line therapy for ovarian cancer, including epithelial, tubal and peritoneal cancers, is typically inclusive of a platinum and taxane containing therapy with or without Avastin; however, Avastin was not approved for use in ovarian cancer until November 2014. Some patients will be primary refractory, meaning they will never achieve a RECIST-based response to initial therapy; the prognosis for these patients is extremely poor. The majority of patients with advanced ovarian cancer who achieve a RECIST-based response will eventually experience cancer recurrence. Therapy selected for later-line treatment of patients who achieve a RECIST-based response to frontline therapy depends on whether the patient is defined as platinum-sensitive or platinum-resistant. Platinum sensitive includes those patients who achieved initial response and whose cancer does not recur for six months or longer after completing platinum-based therapy. Resistant disease includes those who experience recurrence in less than six months. Treatment of patients with platinum-sensitive disease will typically include another platinum containing therapy, usually a doublet where the second agent is a taxane or gemcitabine. Alternatively, Doxil® (liposomal doxorubicin) may be used. Treatment of patients with platinum-resistant disease is more challenging and may include one of several agents, including Doxil, topotecan, docetaxel, gemcitabine, weekly paclitaxel and etoposide, none of which have been established to prolong survival. Avastin may also be considered, although it was not FDA-approved for platinum-resistant disease until November 2014 when it was approved in combination with any one of the following three chemotherapies: pegylated liposomal doxorubicin, weekly paclitaxel, or topotecan. There remains considerable unmet medical need for patients with recurrent ovarian cancer and in particular for those who are platinum-resistant.

o

Rationale for Use of CRLX101 in Ovarian Cancer: The combination of CRLX101 with Avastin in platinum-resistant ovarian cancer capitalizes on several important aspects of this indication, specifically: ovarian cancer is a HIF overexpressing tumor type, CRLX101 has been shown to be synergistic with Avastin in preclinical ovarian cancer models, and preliminary clinical evaluation of this combination appears to be generally well tolerated thus far. We also believe that CRLX101 could provide benefit to patients with relapsed ovarian cancer in combination with other cancer treatments, including paclitaxel.  Weekly dosing of paclitaxel demonstrates both cytotoxic and anti-angiogenic activity in ovarian cancer and clinical trials have demonstrated both PFS and overall survival benefits of weekly paclitaxel dosing in this setting, even among patients with prior progression through dose-dense paclitaxel. Therefore, we hypothesize that CRLX101’s potential to overcome HIF-related chemotherapy resistance is relevant to weekly paclitaxel. This combination has demonstrated greater than additive activity in pre-clinical models and is now being studied in our open-label Phase 1b clinical trial in patients with relapsed ovarian cancer in collaboration with the GOG.

CRLX301

CRLX301, our second platform-generated NDC clinical candidate, is an NDC with docetaxel as its anti-cancer payload.  CRLX301 is designed to concentrate in tumors and slowly release docetaxel inside tumor cells.  In preclinical studies, CRLX301 delivered up to 10 times more docetaxel into tumors, compared to an equivalent milligram dose of commercially available docetaxel and was similar to or better than docetaxel in seven of seven animal models, with a statistically significant survival benefit seen in five of those seven models. In addition, preclinical data show that CRLX301 had lower toxicity than has been reported with docetaxel in similar preclinical studies.  CRLX301 is currently in Phase 1/2a clinical development.

Docetaxel, a member of the taxane family, is a highly active chemotherapeutic that binds to microtubules to trigger cell death in dividing cells. Docetaxel is extensively used in clinical practice and is FDA-approved for the treatment of locally advanced or metastatic NSCLC, locally advanced squamous cell carcinoma of the head and neck, androgen-independent prostate cancer, locally advanced or metastatic breast cancer and advanced gastric cancer. Moreover, other tumor types are known to be sensitive to docetaxel.  Docetaxel causes toxicities, including death attributable to toxicities, hepatotoxicity, neutropenia, hypersensitivity, severe fluid retention and peripheral neuropathy. These toxicities can lead to dose adjustments, treatment discontinuation and extensive supportive care.

Because CRLX301 is synthesized in a similar manner as CRLX101, we can utilize some common intermediates and manufacturing facilities, thereby creating manufacturing synergies across the two programs.  We believe the clinical development risk of CRLX301 is somewhat mitigated because the efficacy of docetaxel in humans is extensively validated. In addition, the safety risk of the NDC platform is reduced since CRLX101, sharing the identical nanoparticle backbone, has been tested in over 350 patients without serious toxicities attributed to the component parts of the NDC.

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

We believe that the potentially enhanced therapeutic benefit and favorable safety profile for CRLX301 would enable combination therapies incorporating CRLX301 with other anti-cancer therapies that may not be combinable today due to docetaxel’s toxicities.

Clinical Development

•	Dose Escalation
o

Current Trial:  We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules. We explored tolerability of dose ranges when the drug candidate was administered once every three weeks. We completed the first six dosing cohorts starting at 7.5 mg/ m2, and then escalated to 15, 30, 60, 75, and 90 mg/ m2. At 90 mg/ m2, we observed dose limiting toxicities in two of six patients.  As a result, we have determined an MTD of 75 mg/ m2 for this dosing schedule, which is equivalent to the standard dose level and schedule for commercial docetaxel. We are exploring a weekly dosing schedule to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule.

o

Market Opportunity: Docetaxel is one of the most commonly used anti-cancer drugs and is approved for use in multiple indications.  Although docetaxel is efficacious in these and other indications, its market opportunity is limited by its significant toxicities.  We believe that CRLX301 is potentially useful in all of the tumor types where docetaxel is currently used, and might also be useful in settings where docetaxel currently is not used due to toxicity.  Therefore, it is difficult to calculate an estimated number of potential patients for CRLX301 at this time.  When we pick a lead indication, we may choose from among those tumor types in which docetaxel is approved and active, and in which docetaxel is not approved but where taxanes have demonstrated efficacy or in which resistance to prior taxanes has been established. Such possible tumor types include, among others, ovarian cancer, cervical cancer, breast cancer, gastric cancer, prostate cancer, melanoma and head and neck cancer. Once we have selected the recommended Phase 2 dose and schedule, then we may choose to conduct a randomized Phase 2 clinical trial in an indication of interest in order to conduct a head-to-head comparison of CRLX301 against the standard of care in this tumor type.

o

Rationale for Use of CRLX301: We have advanced CRLX301 into clinical trials based on data from our preclinical studies, which showed tumor levels of docetaxel from CRLX301 that were 10 times higher than tumor levels of separately dosed docetaxel. In a mouse tumor pharmacokinetics study we measured concentrations of docetaxel following administration of a single dose of either CRLX301 or docetaxel to mice, in which certain mouse melanoma tumor cells were implanted subcutaneously and allowed to establish tumors. Approximately 10 times the amount of docetaxel released from CRLX301 was detected in tumors of the mice that were dosed with CRLX301 as compared to the mice that were dosed with the same amount of docetaxel.  We also tested the anti-tumor activity of CRLX301 in animal xenograft models of prostate cancer, squamous non-small cell lung cancer, adenocarcinoma non-small cell lung cancer, ovarian cancer, multi-drug resistant ovarian cancer, triple-negative breast cancer and in a syngeneic melanoma model. In all of these models, CRLX301 was either superior or comparable to docetaxel in either delay of tumor progression and/or complete response rate.  CRLX301 also showed a statistically significant survival benefit in five out of seven models.

Our Collaborators

A key component to our strategy is to collaborate with other companies to discover and develop new NDCs. In November 2015, we entered into a collaboration with AstraZeneca and the NCI, part of the National Institutes of Health, to study AstraZeneca’s drug Lynparza in combination with CRLX101. Lynparza is an FDA-approved PARP inhibitor for the treatment of certain advanced ovarian cancers. The collaboration will explore the combination of PARP and topo 1 inhibition. Preclinical data generated by AstraZeneca with the Lynparza-CRLX101 combination demonstrated a synergistic anti-tumor effect from targeting two validated pathways. While PARP-topo 1 combinations have traditionally been limited by toxicity, we believe that with our NDC and the work AstraZeneca has done to define a clinical dose and schedule we may be able to develop an effective and tolerable Lynparza-CRLX101 combination.  The NCI will conduct a combination Phase 1/2a trial.

We are collaborating with Massachusetts General Hospital and the GOG on two clinical trials in relapsed ovarian cancer. The first trial is a Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer.  This IST is being conducted at Massachusetts General Hospital and affiliated Harvard University teaching hospitals. The second trial is a company-sponsored Phase 1b open label trial that we are conducting in collaboration with the GOG testing CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer.

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

Due to the large unmet medical need, global demographics and relatively attractive reimbursement dynamics, the oncology market is fiercely competitive. In each indication we are pursuing, there are approved cancer therapeutics and agents under clinical development for use as monotherapy and combination therapy. Each of the top ten global pharmaceutical companies and most of the mid-size pharmaceutical companies has a strong research and development and commercial presence in oncology. Smaller companies also focus on oncology, including, without limitation, companies such as Acceleron Pharma, Inc., Agios Pharmaceuticals, Inc., AVEO Pharmaceuticals Inc., ARIAD Pharmaceuticals, Inc., Argos Therapeutics, Inc., BIND Therapeutics, Inc., Clovis Oncology, Inc., Endocyte, Inc., Epizyme, Inc., Exelixis, Inc., ImmunoGen, Inc., Incyte Corporation, Infinity Pharmaceuticals, Inc., MacroGenics, Inc., Medivation, Inc., Merrimack Pharmaceuticals, Inc., OncoMed Pharmaceuticals, Inc., Onconova Therapeutics, Inc., Pharmacyclics, Inc. (which was acquired by AbbVie Inc. on May 26, 2015), Puma Biotechnology, Inc., Seattle Genetics, Inc., TESARO, Inc. and Verastem, Inc.

Companies with marketed nanotechnology-based oncology products include Celgene Corporation (Abraxane® (nab-paclitaxel) indicated for breast cancer, NSCLC and pancreatic cancer), Janssen Products, LP (Doxil indicated for ovarian cancer and, in combination with Velcade® (bortezomib), for multiple myeloma), Merrimack Pharmaceuticals, Inc. (OnivydeTM (irinotecan liposome injection) indicated for pancreatic and colorectal cancer) and Spectrum Pharmaceuticals, Inc. (Marqibo® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia). Companies with nanotechnology-based oncology product candidates in clinical development include, without limitation, BIND Therapeutics, Inc. (BIND 014 for squamous NSCLC, urothelial carcinoma, cholangiocarcinoma, cervical cancer and squamous cell carcinoma of the head and neck), Celator Pharmaceuticals, Inc. (CPX-351 for acute myeloid leukemia), Celsion Corporation (ThermoDox (lyso-thermosensitive liposomal doxorubicin) for liver cancer and breast cancer), Cytimmune Sciences, Inc. (CYT-6091 for NSCLC), Cristal Delivery B.V. d/b/a Cristal Therapeutics (CriPec® docetaxel for oncology), Nektar Therapeutics (NKTR102 for solid tumors), Nippon Kayku Seizo Co., Ltd. (NK105 in breast cancer), Starpharma Holdings Ltd. (DEP® docetaxel for oncology), and Supratek Pharma Inc. (SP1049C for solid tumors).

We believe CRLX101 is the only non-nucleotide oncology product candidate in clinical development that inhibits the HIF pathway as well as topo 1. F. Hoffmann-La Roche Ltd. acquired a Locked Nucleic Acid oncology product candidate that targets HIF-1α (SPC-2968, which was referred to as EZN-2968 when it was being developed by Enzon Pharmaceuticals, Inc. and Santaris Pharma A/S). Peloton Therapeutics, Inc. has developed an orally bioavailable small molecule inhibitor specific to HIF-2α that is in a Phase 1 clinical development in clear cell RCC (PT2385). In addition, there are drugs and biologics in development that could compete with CRLX101 in each of its lead indications.

In relapsed RCC, the FDA-approved therapies commonly used for treatment represent several mechanistic classes— immune checkpoint inhibitors of PD-1, TKIs, including small molecules as well as the antibody to VEGF ligand, Avastin, and inhibitors of mTOR—and there are no approved cytotoxic drugs that we are aware of. Bristol-Myers Squibb Company’s PD-1 antibody Opdivo is approved in relapsed RCC following progression on one targeted therapy. There are also several drugs in development that have the potential to obtain FDA marketing approval and change the standard of care.  Antibodies against PD-1/PD-L1 and CTL-A4 are in late stage development in first line RCC, both as monotherapies and in combination with other agents including Avastin and small molecule TKIs. For example, Bristol-Myers Squibb is developing Opdivo in combination with Yervoy™ (ipilimumab) in first line, Merck is developing Keytruda® (pembrolizumab) in combination with Votrient in first line and Roche is developing a PD-L1 inhibitor, atezolizumab, in combination with Avastin in first line. Argos Therapeutics, Inc. is developing AGS-003, a dendritic cell therapy, in first line RCC for patients with unfavorable risk.  New small molecule TKIs are also in development. Exelixis Inc.’s TKI, Cometriq® (cabozantinib), TRACON Pharmaceuticals, Inc.’s TRC105, and Acceleron Pharma, Inc.’s dalantercept (the latter two are in combination with Inlyta® (axitinib)) are in development in second line or later stage relapsed RCC. Eisai Co., Ltd. is developing Lenvima® (lenvantinib) in combination with Afinitor® (everolimus) in second line.  AVEO Pharmaceuticals, Inc. is developing tivozanib in third line. Regardless of the results of these trials, we believe that there will remain a place for VEGF targeted therapies, and therefore a role for CRLX101, if approved, in treating patients who progress on a VEGF targeted agent.

In relapsed ovarian cancer, there are multiple approved therapies, including most recently Avastin, in combination with chemotherapy, and Lynparza.  Multiple companies are developing other therapeutic candidates, which are at various stages of development. For example, Abbvie Inc., Clovis Oncology, Inc., Medivation Inc., and TESARO Inc. all have PARP inhibitors in development in BRCA mutated ovarian cancer and breast cancer. ImmunoGen is also developing IMGN853 in folate receptor positive ovarian cancer. OncoMed Pharmaceuticals is developing demcizumab, and Genentech, Inc. is developing DMOT4039A. Although each of these agents has the potential to be used in combination with CRLX101, thereby expanding the market for CRLX101, they also have the potential to compete with CRLX101.

Several companies are developing taxane-containing nanoparticles for oncology that are competitors to CRLX301. For example, BIND Therapeutics Inc.’s BIND-014 is a docetaxel containing nanoparticle in active clinical development in squamous NSCLC as well as cervical cancer and head and neck cancer. Nippon Kayaku’s NK105 is a paclitaxel micelle nanoparticle in late stage clinical development for breast and stomach cancer. Drug-polymer conjugated nanoparticles, such as CTI BioPharma’s paclitaxel poliglumex, are in late stage clinical development as maintenance therapy for advanced ovarian cancer.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to improvements of our platform as well as dosage forms, methods of treatment and additional compositions created or identified from our platform and ongoing development of our product candidates. Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; maintain our licenses to use intellectual property owned by third parties; preserve the confidentiality of our trade secrets; and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary positions.

Patents

Our patent portfolio includes issued patents and pending applications worldwide. These patents and applications fall into three broad categories: (1) NDCs comprising covalent linkage of specific therapeutic agents to our proprietary cyclodextrin polyethylene polymer, or CDP, including without limitation CRLX101 and CRLX301; (2) methods of use of our NDCs; and (3) our evolving platform technology relating to polymeric NDCs.

We hold issued patents in the United States, Japan, and several other countries, covering the composition of matter of CRLX101 that expire in 2023 and 2024, excluding any potential patent term extension. Due to the ability of NDCs to target the “leaky” vasculature that is present in all solid tumors and CRLX101’s apparently favorable adverse event profile observed to date, we believe CRLX101 may have significant clinical utility in several cancer indications, particularly in combination with other cancer therapies. Our development focus is on tumor types where HIF is up-regulated, topo 1 inhibition is desirable, and drug combinations with CRLX101 can be pursued.

We hold issued patents in the United States, Japan, and several other countries covering the composition of matter of CRLX301 that expire in 2023 and 2024, excluding any potential patent term extension.

Patent Term

The base term of a United States patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a United States patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the United States Patent and Trademark Office, or USPTO. In some cases, the term of a United States patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

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

Trademarks

We also seek trademark protection in the United States and in foreign jurisdictions where available and when appropriate. The name “CERULEAN” is a registered trademark in the United States, Australia, China, the European Union, India, Israel, Japan, South Korea, Liechtenstein, Mexico, Norway, Russia, Singapore, Switzerland, Turkey, and the Ukraine and is covered by a pending application for trademark registration in Canada. The trademark is solely owned by Cerulean Pharma Inc., in the field of pharmaceutical preparations as well as in the field of diagnostic and prognostic preparations. The Cerulean logo is a registered trademark in the United States and is solely owned by Cerulean Pharma Inc. CERULEAN and the Cerulean logo is a registered trademark in Mexico and is solely owned by Cerulean Pharma Inc.  The term “Leadership in Nanopharmaceuticals” is a registered trademark in the United States and is solely owned by Cerulean Pharma Inc. The symbol ™ indicates a common law trademark. Other service marks, trademarks and trade names appearing elsewhere in this Annual Report on Form 10-K are the property of their respective owners.

Assignments and In-License Agreements

Calando Pharmaceuticals, Inc.

In June 2009, we entered into two agreements with Calando Pharmaceuticals, Inc., or Calando, the CRLX101 Agreement and the Platform Agreement, each of which we subsequently amended. Under these agreements, Calando assigned and licensed to us certain assets. These assets include the clinical asset then known as IT-101, later renamed CRLX101, and rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system.

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

If we achieve certain development and sales events with respect to any CDP-based Product, we are obligated to pay milestone payments which could total, in the aggregate, $18.0 million per CDP-based Product.  Upon the initiation of our CRLX301 Phase 1 trial in December 2014, we made a milestone payment of $250,000 to Calando in January 2015.  If we or one of our affiliates sells a CDP-based Product, we are also required to pay tiered royalty payments ranging from low-to mid-single digits, depending on whether or not there is patent protection at the time of sale, as a percentage of worldwide net sales. Our royalty payment obligations in a particular country begin on the first date of first commercial sale of the CDP-based Product in that country and end on the later of ten years from the date of first commercial sale of that CDP-based Product in that country or the expiration of all patents licensed or assigned from Calando which cover that CDP-based Product in that country. With respect to a CDP-based Product that is developed and sold by a third party to whom we grant a license or sublicense under any of the intellectual property that we licensed from Calando or that Calando assigned to us, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such sublicense income that we are obligated to pay Calando does not exceed the low-double digits.

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

California Institute of Technology

Certain of the patents, patent applications, and know-how licensed to us under the CRLX101 Agreement and the Platform Agreement were originally licensed to Calando by the California Institute of Technology, or Caltech, pursuant to an agreement entered into between Calando and Caltech in May 2000 and subsequently amended, which we refer to as the Calando/Caltech Agreement. In August 2013, we entered into an agreement with Calando and Caltech under which Calando terminated its rights and obligations under the Calando/Caltech Agreement and Caltech agreed to directly honor the exclusive license, including the right to grant further sublicenses, granted to us by Calando under the Caltech intellectual property formerly licensed to Calando.

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

We may terminate our rights and obligations to Caltech and Calando with respect to any of the Caltech licensed intellectual property either in its entirety or as to any jurisdiction or as to any part of the intellectual property upon a specified period of prior notice to Caltech and Calando. Caltech has the right to terminate the agreement if we fail to make a payment, or otherwise materially breach the agreement and fail to cure such breach within specified grace periods.

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

Under the SUNY Agreement, as of December 31, 2015, we had paid SUNY approximately $0.2 million in the aggregate, consisting of an upfront license fee, a field-of-use expansion fee, annual maintenance fees and reimbursement of patent-related fees incurred by SUNY. We are also obligated to pay SUNY an escalating annual license maintenance fee and development milestone payments which could total, in the aggregate, less than $0.1 million and royalties in the low single digits as a percentage of net sales by us, our affiliates or our sublicensees of licensed products.

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

The SUNY Agreement will remain in effect until the expiration of all licensed patents and patent applications, unless we elect to earlier terminate the entire license, or the license with respect to certain patent families, subject to providing SUNY with a specified amount of prior written notice. SUNY has the right to terminate the SUNY Agreement if we have a bankruptcy action filed against us, have a receiver appointed for us, or if we materially breach the agreement and fail to cure such situation or breach within a specified grace period. The SUNY Agreement will automatically terminate if we cease to carry on our business, file for bankruptcy, become insolvent, make an assignment for the benefit of creditors, or challenge the validity or enforceability of any of the licensed patents.

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

Our contract manufacturers have manufactured what we believe to be sufficient quantities of CRLX101 drug product to support clinical trials through 2016, and have begun manufacturing additional supplies to continue clinical development of CRLX101 beyond 2016. The current drug substance and drug product manufacturing processes for CRLX101 are scaled to support Phase 2/3 clinical development under current Good Manufacturing Practice, or cGMP, standards. Although we believe our drug substance and drug product manufacturing processes are capable of supporting further development and scale up for commercial demand at a reasonable cost of goods, we are exploring more scalable and cost effective modifications to the drug substance manufacturing process. While we believe that our existing supplier of drug substance is capable of producing drug substance in commercial quantities, we are in the process of identifying a new third party drug product manufacturer capable of providing commercial quantities. If we are unable to arrange for third-party manufacturing with this or other alternative vendors, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market CRLX101.

Processes for producing CRLX301 have been developed and used successfully to produce drug substance and drug product for good laboratory practice, or GLP, safety studies and cGMP Phase 1/2a clinical supply.  Improvements to both the drug substance manufacturing process and the drug product formulation are currently underway in preparation for Phase 2 development.

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

Based on the number of physicians who treat the lead oncology indications for CRLX101 and the size of competitive sales forces, we believe that we can effectively target the relevant U.S. market with a focused sales force. If CRLX101 is approved in multiple indications, we might need to increase the number of representatives. To develop the appropriate U.S. commercial infrastructure, we will have to invest significant amounts of financial and management resources.

In the future, we may utilize one or more strategic partners to optimally commercialize CRLX101 and our other products outside of the United States.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval of the clinical trial(s) by an independent institutional review board(s), or IRB(s), representing each clinical site before each clinical trial may be initiated;

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

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees (per published PDUFA guidelines for that year) and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Nonclinical Studies

Nonclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product.  They also include in vitro and animal studies to assess the safety and activity of the drug to start dose assessment for initial testing in humans and to further establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND for clinical investigation in the United States. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 studies are typically closely monitored and may be conducted in patients or normal volunteer subjects. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the toxicities associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. The total number of subjects and patients included in Phase 1 studies varies with the drug, but are generally smaller than later stage studies.  Phase 1 studies also include studies of drug metabolism, structure-activity relationships, and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes.

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

Phase 4.  Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA through the IND and more frequently if serious adverse events occur.  In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.  The FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.  The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients

In order to protect the rights and welfare of human research subjects and to verify the quality and integrity of data submitted to the FDA in support of marketing applications, the FDA monitors all aspects of FDA-regulated research through a comprehensive program of on-site inspections and data audits. Under the FDA’s Bioresearch Monitoring Program, FDA field investigators and headquarters’ scientists conduct site visits of research sponsors, clinical investigators, contract research organizations, IRBs, radioactive drug research committees, and non-clinical (animal) laboratories.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies.

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

Investigator-Sponsored Trials

Investigator-sponsored trials are clinical trials where the investigator of the trial is also the “sponsor” of the trial for regulatory purposes. An “investigator” conducts clinical investigations and is the person under whose immediate direction the study drug is administered or dispensed to patients. A “sponsor” initiates and takes responsibility for a clinical investigation. A person who both initiates and conducts a clinical trial, and is responsible for all regulatory requirements, is designated as a “sponsor-investigator” by the FDA. Clinical investigators at academic medical centers who initiate clinical trials with a lawfully marketed drug to be used in a patient population or investigational (unapproved) indication often fit within this designation. In addition, as is the case with our investigator-sponsored trials, a company may provide a sponsor-investigator with supply of its unapproved product candidate and funding for the trial. Investigators who initiate and conduct such trials are responsible for obtaining an IND from the FDA and for ensuring compliance with the IND and associated regulatory requirements. As provided by the FDA’s regulations, the sponsor of a clinical trial is responsible for, among other things, selecting qualified investigators, providing them with the information they need to conduct the trial properly, ensuring proper monitoring of the trial, ensuring that the trial is conducted in accordance with the protocols contained in the IND, maintaining an effective IND with respect to the trial, and ensuring that the FDA, the company, and all participating investigators are promptly informed of significant new adverse effects or risks with respect to the drug. In contrast, in a company-sponsored trial, the pharmaceutical company whose drug will be studied is the sponsor of the trial and, as such, is responsible for ensuring compliance with all regulatory requirements, including obtaining the IND.

In connection with our ongoing investigator-sponsored trials of CRLX101, we have entered into agreements with the institutions at which the trials are being conducted. The terms of these agreements are customary and generally provide that (a) the institution is responsible for obtaining and maintaining any necessary IND for the trial, for conducting the trial in accordance with an agreed upon protocol and applicable regulatory requirements and for safety reporting to us, the IRB, and the FDA, (b) the institution grants to us a license to use the trial data for any legally permissible purpose and assigns to us all intellectual property rights relating to the trial drug developed during the course of the agreement, (c) we are responsible for supplying the trial drug and making agreed upon payments to the institution to fund the trial and (d) the term of the agreement is the duration of the applicable trial, however, the agreement can be terminated for convenience with notice, upon the request of an applicable regulatory agency, for safety reasons or following an uncured material breach by the other party.

Submission of an NDA to the FDA

Detailed information and results from preclinical and clinical studies and other requirements relating to the product’s chemistry, manufacture, controls and proposed labeling are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment for fiscal year 2016. These fees are typically increased annually. Important exceptions or waivers for user fees include:

•

A small company (fewer than 500 employees, including employees of affiliates) may submit a written request for a waiver by the FDA to waive the application fee for its first human drug application.  After a waiver for a first human drug application is granted, the small business is assessed appropriate user fees for all subsequent human drug applications and supplements submitted for review.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections usually cover all facilities associated with an NDA submission, including drug component manufacturing (such as Active Pharmaceutical Ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites meeting specific criteria to assure compliance with GCP.  The FDA may also inspect the company to evaluate, for example, processes, safety reporting procedures, training and compliance with U.S. regulations as the sponsor.

In addition, as a condition of approval, the FDA may require an applicant to develop REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

An NDA for a drug will receive priority review designation by the FDA if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-

limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months after the application is accepted for filing.

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

If the FDA approves a product, it may impose post-marketing requirements, which are studies and clinical trials that the sponsor is required to conduct under one or more statutes or regulations, or post-marketing commitments which are studies or clinical trials that the sponsor has agreed to conduct, but that are not required by a statute or regulation.  The FDA may limit the approved indications for use for the product, require that contraindications, warnings and/or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Maintenance

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug[.]”

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, a NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of FDASIA in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

The Best Pharmaceuticals for Children Act is intended to improve the FDA and applicant accountability for the agreed-upon pediatric studies by creating a new mechanism for funding pediatric studies that sponsors or holders of approved applications declined to conduct voluntarily.  Pediatric exclusivity, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity, which is discussed below. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection that cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Clinical Trial Approval in the European Union (EU)

Pursuant to the currently applicable Clinical Trials Directives, an applicant must obtain approval from the competent national authority of the EU member state in which the clinical trial is to be conducted.  If the clinical trial is conducted in different EU member states, the competent authorities in each of these EU member states must provide their approval for the conduct of the clinical trial.  Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.    In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU member states without the need for any national implementing legislation, and will become applicable no earlier than May 28, 2016.  Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU member state through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU member state or in more than one EU member state.  The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

To obtain marketing approval of a drug under EU regulatory systems, an applicant must submit a marketing authorization application, or MAA, using the appropriate registration procedure.

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

Data and Market Exclusivity in the EU

In the EU, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete database of pharmaceutical test, preclinical tests and clinical trials and obtain marketing approval of its product.

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

In the EU pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

Employees

As of February 1, 2016, we had 47 full-time employees, including a total of 17 employees with M.D. or Ph.D. degrees. Of our workforce, 22 employees are engaged in research and development. None of our employees is represented by labor unions or covered by collective bargaining agreements.

Available Information

We file reports and other information with the Securities and Exchange Commission, or SEC, as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.

Our Internet website is http://www.ceruleanrx.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

Item 1A.	Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On January 8, 2015 we entered into a loan and security agreement, which we refer to as the Hercules Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules, and drew the first tranche of $15.0 million under the Hercules Loan Agreement. On November 24, 2015, we drew a second tranche of $6.0 million under the Hercules Loan Agreement. We elected not to commence a randomized Phase 2 clinical trial of CRLX101 in combination with chemoradiotherapy on or prior to December 15, 2015, which was a condition of obtaining an additional tranche in an amount of up to $5.0 million. As a result, we are no longer eligible to borrow this amount under the Hercules Loan Agreement.

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

We believe that our cash and cash equivalents as of December 31, 2015 will enable us to fund our operating expenses, debt service and scheduled capital expenditures for at least twelve months from our 2015 financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our loan and security agreement with Lighthouse Capital Partners VI, L.P.  On November 24, 2015 we drew an additional tranche of $6.0 million under the Hercules Loan Agreement. As of December 31, 2015, we had approximately $22.5 million in outstanding indebtedness under the Hercules Loan Agreement.

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

Since incorporation, we have incurred significant operating losses. As of December 31, 2015, we had an accumulated deficit of $161.4 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•

initiate and continue company-sponsored clinical trials of CRLX101, our most advanced product candidate, including single-arm trials and randomized controlled trials, alone or in combination with other agents;

•	support ongoing and any new investigator-sponsored clinical trials, or ISTs, of CRLX101;
•	continue our Phase 1/2a clinical trial of CRLX301, our second most advanced product candidate, as well as subsequent studies of CRLX301;
•	elect to expand, amend or redesign any current trial of CRLX101 or CRLX301;
•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	in the future, establish a sales, marketing and distribution infrastructure in the United States;
•	scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	add equipment and physical infrastructure to support our research and development; and
•	hire additional personnel and/or incur severance costs associated with the termination of employment of any existing personnel.

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

In addition to the successful completion of clinical trials, the success of CRLX101 will also depend on several other factors, including the following:

•	receipt of marketing approvals from the FDA or other applicable regulatory authorities;
•	the performance of our future collaborators for CRLX101, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment and management of supply arrangements with third party raw materials suppliers and manufacturers;
•	establishment and management of supply arrangements for the delivery of our product candidates both in the United States and internationally;
•	establishment and coordination of supply arrangements for the delivery of combination agents and/or standard of care drugs internationally, depending on the jurisdiction;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	launch of commercial sales if and when approved;
•	a continued acceptable safety profile of CRLX101 following any marketing approval;
•	commercial acceptance, if and when approved, by patients, the medical community and third party payors;
•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•	establishing and maintaining pricing sufficient to realize a meaningful return on our investment; and
•	competition with other therapies.

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

The FDA and other regulatory agencies may require more extensive or expensive trials for our combination product candidates than may be required for single agent pharmaceuticals.

To obtain regulatory approval for a combination product candidate, the FDA typically requires an applicant to show that each active ingredient in an investigational combination drug candidate makes a contribution to the combined investigational drug candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy.  This could require us to conduct more extensive and more expensive clinical trials than would be the case for a single agent pharmaceutical. As a result, the need to conduct such trials could make it more difficult and costly to obtain regulatory approval of our combination drug product candidate than of a new drug containing only a single active pharmaceutical ingredient.

We are currently pursuing the clinical development of CRLX101 in combinations with other drugs. For example, we are exploring combinations with Avastin in relapsed renal cell carcinoma and relapsed ovarian cancer.  If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with, Avastin or any other therapeutic that we use in combination with CRLX101 in the future, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

If the FDA revokes its approval of Avastin, or any other approved therapeutic that we intend to use in combination therapy with CRLX101, then we will not be able to market CRLX101 in combination with that agent. If safety or efficacy issues arise with such combination agent, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if Avastin, or another potential combination agent for CRLX101, for instance, were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating CRLX101 in combination with such agent. In addition, if manufacturing, cost or other issues result in a supply shortage of Avastin or any other combination agent, we may not be able to complete clinical development of CRLX101 on our current timeline or at all.

Even if CRLX101 were to receive regulatory approval and be commercialized for use in combination with an approved combination agent, we would continue to be subject to the risk that the FDA could revoke its approval of such agent, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents. This could result in CRLX101 being removed from the market or being less successful commercially.

If our hypothesis regarding the role of hypoxia inducible factor, or HIF, in cancer cells proves incorrect, it may adversely affect our ability to commercialize and market CRLX101.

We believe that the anti-cancer activity shown by CRLX101 in preclinical tumor models is due in part to its inhibition of HIF, and we have prioritized the clinical development of CRLX101, among other criteria, on HIF-driven tumor types. In support of this hypothesis in November 2015 we announced at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics that we have shown that CRLX101 inhibits carbonic anhydrase 9 in patient tumors, considered to be a sensor of HIF-1α. This clinical evidence is consistent with our preclinical data. While HIF-1α has become a target of increasing interest in cancer research and recent research suggests that HIF-1α is a master regulator for many cancer cell survival pathways, the science underlying HIF-1α is based on recent discoveries and not fully understood. Moreover, the exact role of HIF-2α is less well described and understood. If our hypothesis with respect to the role of HIF in cancer cells proves incorrect, CRLX101 may not have the same level of therapeutic benefit as it might otherwise have, and in that case we may be unable to receive marketing approval for, or successfully commercialize, CRLX101, and our business could be materially harmed.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although a Phase 1/2a clinical trial of CRLX101 supported advancement of CRLX101 as monotherapy into Phase 2 clinical trials for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy, CRLX101 failed to meet its primary endpoint of improvement in overall survival of patients in this indication. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. For example, although the results of the Phase 1b/2 single-arm IST of CRLX101 in patients with relapsed RCC supported our hypothesis that CRLX101 in combination with Avastin may be effective in this setting, there is no assurance that the RCC Trial will meet its endpoint or further support our registration strategy for CRLX101 in RCC.  Moreover, there are currently multiple open-label ISTs of CRLX101 ongoing, including a Phase 2 open-label IST in patients with relapsed ovarian cancer, consisting of a single-arm trial of CRLX101 as monotherapy and a single-arm combination trial of CRLX101 and Avastin; and a Phase 1b/2 open-label IST of CRLX101 in combination with chemoradiotherapy in patients with locally advanced rectal cancer. Interim investigator-reported data from subsets of the total patient populations in certain of these ISTs have been reported. These ISTs are still in progress and final results are not yet available. The preliminary results reported from the ISTs have in some cases been observed in only a small number of patients and may not be achieved by other patients on these or other clinical trials. There can be no assurance that company-sponsored trials will confirm the data seen in the ISTs.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed and protocol amendments, if any, to address such flaws may not be sufficiently timely or corrective. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. For example, we believe that a significant increase in pathologic complete response may be a clinically meaningful endpoint for the treatment of locally advanced rectal cancer, but there can be no assurance that the FDA will agree. Moreover, no drug has yet been approved in this setting.

In addition, for several reasons it may become more challenging to design a timely, successful Phase 3 clinical trial for CRLX101 for patients with RCC.  These factors include differences in the design requirements for a Phase 3 trial as compared to a Phase 2 trial and recent product approvals in this indication, which are significantly impacting the standard of care, as well as the regulatory thresholds for approval in RCC.

Another challenge is that preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable non-U.S. regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

•	we may decide, or regulators may advise us, to conduct additional clinical trials or we may decide to abandon an indication or development program following changes in the regulatory environment;
•	we may decide to change a dosing schedule for any given clinical trial based on relevant data;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, patient enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our supply of product candidates may be insufficient to complete our clinical trials as planned due to a batch failure, a lack of funds, a change in priorities, planning errors or other reasons;
•

our third party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet our expectations in a timely manner or at all;

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
•

we may have to suspend or terminate one or more clinical trials of our product candidates for various reasons, including unfavorable, incomplete or inconclusive data, a change in priorities, a determination that the path to commercialization is too difficult or uncertain, a lack of sufficient funding, changes in the competitive or regulatory landscape, a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of a product candidate;

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

We have conducted, currently are conducting and intend in the future to conduct, clinical trials outside the United States. Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. For example, in late 2014, we commenced in Australia the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies.  In addition, in the first half of 2015, we expanded the RCC Trial to South Korea where we opened five additional clinical sites. We expect to continue to conduct clinical trials of our product candidates at sites outside the U.S.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional or different clinical trials or preclinical testing of our product candidates beyond the trials and testing that we contemplate, (2) we are unable to successfully complete clinical trials or preclinical testing of our product candidates, (3) the results of these trials or tests are unfavorable, incomplete or inconclusive, or (4) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

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

In April 2015 we received fast track designation for CRLX101 for the treatment of metastatic RCC following progression through two or three prior lines of therapy. We may seek fast track designation for other indications or other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may still decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from or stated intentions of our clinical development program.

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

For our product candidates that are eligible, we plan to rely on the exclusivity period under the Orphan Drug Act to attain a competitive position. If we do not obtain orphan drug exclusivity for our drug products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition and our revenues will be reduced. In May 2015, the FDA granted orphan drug designation to CRLX101 for the treatment of ovarian cancer.

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

A ten-month standard NDA review clock will begin at the conclusion of the 60 calendar day filing review period that starts on the date the FDA receives the original submission. This means the FDA has a total of twelve months from its receipt of the original submission to take regulatory action. We may be eligible for Priority Review designation for our NDA submission if the FDA determines that our product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The six-month Priority Review clock will begin at the conclusion of the 60 calendar day filing review period that starts on the date of FDA receipt of the original submission. Therefore, if granted Priority Review, the FDA has a total of eight months to take action on an application rather than the standard total of twelve months. We may request Priority Review for CRLX101 if and when we submit an NDA for CRLX101. Our current clinical development programs in areas of unmet medical need assume CRLX101 and/or CRLX301 will receive Priority Review. The FDA has broad discretion whether or not to grant Priority Review to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Thus, while the FDA has granted Priority Review to other oncology product candidates, CRLX101 or CRLX301 may not receive similar designation. Moreover, even if one of our product candidates is designated for Priority Review, such a designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving Priority Review from the FDA also does not guarantee approval within the eight-month review cycle or thereafter.

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

We anticipate that we may seek an Accelerated Approval development pathway for certain indications for our product candidates. Under the Accelerated Approval provisions in the Federal Food, Drug, and Cosmetic Act, or FDCA, and the FDA’s implementing regulations, the FDA may grant Accelerated Approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of Accelerated Approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The Accelerated Approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, Accelerated Approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for Accelerated Approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

A failure to obtain Accelerated Approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialize such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

To identify new product candidates, our research programs will require substantial technical, financial and human resources. We may be unsuccessful in our efforts to identify new potential product candidates. In addition, we may focus our efforts and resources on one or more potential product candidates that ultimately prove to be unsuccessful. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success or the market opportunity for the product candidate may be smaller than we estimate.

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

Companies with marketed nanotechnology-based oncology products include Celgene Corporation (Abraxane® (nab-paclitaxel) indicated for breast cancer, NSCLC and pancreatic cancer), Janssen Products, LP (Doxil indicated for ovarian cancer and, in combination with Velcade® (bortezomib), for multiple myeloma), Merrimack Pharmaceuticals, Inc. (Onivyde™ (irinotecan liposomal injection) indicated for pancreatic and colorectal cancer), Spectrum Pharmaceuticals, Inc. (Marqibo ® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia) and. Companies with nanotechnology-based oncology product candidates in clinical development include, without limitation, BIND Therapeutics, Inc. (BIND 014 for squamous NSCLC, urothelial carcinoma, cholangiocarcinoma, cervical cancer and squamous cell carcinoma of the head and neck),  Celator Pharmaceuticals, Inc. (CPX-351 for acute myeloid leukemia), Celsion Corporation (ThermoDox® (lyso-thermosensitive liposomal doxorubicin) for liver cancer and breast cancer), Cytimmune Sciences, Inc. (CYT-6091 for NSCLC), Cristal Delivery B.V. d/b/a Cristal Therapeutics (CriPec® docetaxel for oncology), Nektar Therapeutics (NKTR102 for solid tumors), Nippon Kayku Seizo Co., Ltd. (NK105 in breast cancer), Starpharma Holdings Ltd. (DEP® docetaxel for oncology), and Supratek Pharma Inc. (SP1049C for solid tumors).

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

Renal Cell Carcinoma.  In relapsed RCC, the FDA-approved therapies commonly used for treatment represent several mechanistic classes — immune checkpoint inhibitors of PD-1, tyrosine kinase inhibitors, or TKIs, including small molecules and antibody to VEGF ligand, Avastin, and inhibitors of mTOR — and there are no approved cytotoxic drugs that we are aware of.  For example, Bristol-Myers Squibb Company’s PD-1 antibody Opdivo® (nivolumab) is approved in relapsed RCC following progression on one targeted therapy.  There are also several drugs in development that have the potential to obtain FDA marketing approval and change the standard of care. If this occurs, currently available treatments could be displaced and our commercial opportunity could be reduced. Antibodies against PD-1/PD-L1 and CTL-A4 are in late stage development in first line RCC, both as monotherapies and in combination with other agents including Avastin and small molecule TKIs.  Bristol-Myers Squibb is also developing Opdivo in combination with Yervoy™ (ipilimumab) in first line, Merck is developing Keytruda® (pembrolizumab) in combination with Votrient® (pazopanib) in first line and Roche is developing a PD-L1 inhibitor, atezolizumab, in combination with Avastin in first line.  Argos Therapeutics, Inc. is developing AGS-003, a dendritic cell therapy, in first line RCC for patients with unfavorable risk. New small molecule TKIs are also in development. Exelixis Inc.’s TKI, Cometriq® (cabozantinib), TRACON Pharmaceuticals, Inc.’s TRC105, and Acceleron Pharma, Inc.’s dalantercept (the latter two are in combination with Inlyta® (axitinib)) are in development in second line or later stage relapsed RCC. Eisai Co., Ltd. is developing Lenvima® (lenvantinib) in combination with Afinitor® (everolimus) in second line. AVEO Pharmaceuticals, Inc. is developing tivozanib in third line.

Although most of these product candidates are being tested for earlier lines of therapy, they also have the potential to change the standard of care in later lines of therapy in advanced RCC, and to impact the regulatory thresholds for product approvals in this setting.  These factors could create questions about the optimal sequence of agents and, among other things, could change the role of Avastin in the treatment of RCC or result in existing first-line therapies being prescribed instead of later lines of therapy. Determining the optimal sequence of agents could be further complicated if their approval and/or availability is different in the United States and Europe. If this occurs, it would potentially reduce the commercial opportunity for CRLX101 in relapsed RCC.

Relapsed Ovarian Cancer.  In relapsed ovarian cancer, the recent FDA approvals of Avastin with chemotherapy and Lynparza in BRCA mutated patients has changed the standard of care, which could reduce the commercial opportunity for CRLX101 in this indication. In addition, multiple companies are developing other therapeutic candidates, which are at various stages of development. For example, Abbvie Inc., Clovis Oncology, Inc. Medivation Inc., and TESARO Inc. all have PARP inhibitors in development in BRCA mutated ovarian cancer and breast cancer. ImmunoGen is also developing IMGN853 in folate receptor positive ovarian cancer. OncoMed Pharmaceuticals is developing demcizumab, and Genentech, Inc. is developing DMOT4039A. Although each of these agents has the potential to be used in combination with CRLX101, thereby expanding the market for CRLX101, they also have the potential to compete with CRLX101.

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

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases in which such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. While we believe that CRLX101 would be treated as a new chemical entity by the FDA and, therefore, if approved, should be afforded five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Our other product candidates, including CRLX301, may be treated as new chemical entities as well, but at this point we cannot predict the probability of success in that regard. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

There is significant uncertainty related to third party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or others, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our financial condition.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining  informed consents from our clinical trial participants. We will face an even greater risk if we commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	loss of existing clinical trial participants or difficulty in enrolling future clinical trial participants;
•	significant costs to defend resulting litigation or to reach a settlement;
•	substantial payments to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

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

We rely on academic institutions to conduct and sponsor some of our clinical trials relating to some of our product candidates. We do not control the design or administration of ISTs, and our reliance on third parties to conduct ISTs could, depending on the actions of such third parties, jeopardize the quality or timeliness of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

Such arrangements provide us with certain information rights with respect to ISTs, including access to and the ability to use and reference the data resulting from the IST, including for our own regulatory filings. However, we do not control patient enrollment in, or the quality, timing and reporting of the data from, ISTs, nor do we own the data from the ISTs. Moreover, if we are unable to confirm or replicate the results from the ISTs or if negative results are obtained in the ISTs, we would likely be further delayed or prevented from advancing further clinical development of our drug candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our drug candidates, or if the data proves to be unfavorable, incomplete or inconclusive, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

The FDA or non-U.S. regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by ISTs, or our interpretation of preclinical, manufacturing or clinical data from ISTs. If so, the FDA or other non-U.S. regulatory authorities may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may initiate our planned trials and/or may not accept such additional data as adequate to initiate our planned trials. Moreover, there is typically no independent review of the results of ISTs. Therefore, the investigators may interpret the results of ISTs more favorably than an independent review would.

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

We have entered into collaborations, and may seek to enter into additional collaborations, with third parties for the development and commercialization of our product candidates. If such collaborations are not successful, or we fail to enter into additional collaborations, we may not be able to capitalize on the market potential of our product candidates.

On November 17, 2015 we announced a collaboration with AstraZeneca AB, or AstraZeneca, and the National Cancer Institute, or the NCI, part of the National Institutes of Health, to conduct a Phase 1/2a clinical trial of the combination of Lynparza and CRLX101 in patients with small cell lung cancer. We may seek additional third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and certain governmental agencies. We will have limited control over the amount and timing of resources that any of our current or potential future collaborations dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates pose the following risks to us:

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

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. While we have entered into a collaboration with AstraZeneca and the NCI to conduct a Phase 1/2a clinical trial of the combination of Lynparza and CRLX101 in patients with small cell lung cancer, we plan to seek further collaborations with pharmaceutical and biotechnology companies or institutions for the development and potential commercialization of CRLX101 or other product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement with a potential collaborator will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

CRLX101 and CRLX301 must be manufactured through complex, multi-step synthesis processes that are time-consuming and involve special conditions at certain stages. Drug substance manufacture requires high potency containment, and drug product manufacture requires high potency containment under aseptic conditions, also referred to as sterile manufacture. Failures in either drug substance manufacture or drug product manufacture, whether on the part of our existing or future manufacturers or as a result of our failure to make timely and effective improvements in our manufacturing processes, could materially delay clinical development or marketing approval of our product candidates or result in our inability to generate sufficient supplies to meet clinical or commercial demands. For example, in 2015 we experienced a CRLX101 drug substance manufacturing failure due to an out-of-specification event, and the process of obtaining a new batch will require several months to complete.

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

In addition, we typically rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that are used in the manufacture of our drugs. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

CRLX101, CRLX301 and certain aspects of our platform technology are protected by patents assigned by or exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

We are a party to several license agreements and certain aspects of our business depend on patents and/or patent applications owned by others. In particular, we hold exclusive licenses from Calando Pharmaceuticals, Inc., or Calando, and California Institute of Technology, or Caltech, and have been assigned certain patents from Calando for CRLX101, CRLX301 and CDP-based product candidates. We also hold an exclusive license from the State University of New York, or SUNY, related to taxane-containing NDCs, such as CRLX301. We are likely to enter into additional license agreements as part of the development of our business in the future. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.

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

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. For example, in March 2014, Calando entered Chapter 7 bankruptcy and, as a result, the intellectual property rights we have obtained from Calando are subject to potential risks that may arise in connection with bankruptcy. For instance, while our ability to develop and/or commercialize our current product candidates and our ability to utilize our platform are not dependent on the rights that we license from Calando, our license agreements with Calando could be rejected in connection with Calando’s bankruptcy, in which case, we could, subject to elections and other rights and defenses that may be available to us, lose certain rights granted to us under such licenses.  In March 2015, the bankruptcy court granted Calando’s bankruptcy trustee’s application to retain a broker to help sell Calando’s rights in certain assets including its rights in the license agreements with Cerulean. We reserved our rights with respect to any such sale.

In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our intellectual property agreements and might therefore terminate the intellectual property agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these intellectual property agreements. If our intellectual property agreements are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors may have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our intellectual property agreements are terminated, our former licensors and/or assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. For example, under our agreements with Calando, which relate to CRLX101 and our platform, if we fail to meet our payment obligations and do not adequately cure such failure, or if we terminate one or both of these agreements, other than for specified safety concerns, we are required to grant Calando an exclusive (even as to Cerulean), royalty-free license under the patent rights assigned pursuant to such terminated agreement and to assign the related IND to Calando. Moreover, if we fail to meet our diligence obligations under one or both of our agreements with Calando, Calando may convert the license to a non-exclusive license, and we will be required to grant Calando a non-exclusive license under the patent rights assigned to us pursuant to such terminated agreement. This could have a material adverse effect on our competitive business position and our business prospects.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

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

Even if we successfully complete the necessary clinical trials for a marketing registration in the U.S., the FDA may convene an advisory committee meeting that could influence their approval decision.

Upon submission of an application for marketing approval in the United States, the FDA may convene an advisory committee (public or closed) to provide the FDA with independent advice from outside experts with specific questions regarding a pending review matter.  The opinions or advice expressed by the advisory committee, or any voting decision, are not binding and the FDA retains the ultimate approval power over an application.  Regardless of the committee meeting outcome or the FDA’s final approval decision, public presentation of our data may shed positive or negative light on our application.  A negative advisory committee meeting could signal a lower likelihood of approval, although the FDA may still end up approving our application.  Conversely, an advisory committee could vote in favor of approval and the FDA may still not approve our application.  For an expedited review such as priority review, where the FDA’s oncology office has moved focus to how quickly a drug might be approved and has commonly completed their review and approved products well before the PDUFA goal date, preparations for an ODAC could slow down approval.  For us as the applicant, preparation time for an ODAC could take six months or more of dedicated effort by the program team, management, and consultants, in addition to supporting the FDA’s review queries or any other activities in the same timeframe, reducing resource efficiency.  It should not be assumed that an application brought in front of the ODAC means that a negative decision is pending.  The FDA determines whether or not to have an ODAC meeting depending on the quality of the application, the results of the clinical trials, and whether similar issues, such as endpoints or trial designs, have been previously discussed at these meetings.  The FDA has generally taken more problematic or complicated applications to an ODAC, which allows for presentation of their findings and a public discussion of issues at hand.  On occasion, the FDA will convene an ODAC to have the public clearly understand their viewpoint on the particular application and its supporting evidence, or if there is a first in class or first in indication compound under review.  Development of an NDC such as CRLX101 or CRLX301 may qualify for such a review, although if intended to address an unmet medical need and the data are supportive, the chances of an ODAC are lower.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.

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

Our relationships with healthcare providers, physicians, and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians, and third party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drug products to report payments and other transfers of value to physicians and teaching hospitals with data collection beginning in August 2013; and

•

analogous state and foreign laws and regulations such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results.  If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA.  Among the provisions of the PPACA of potential importance to our business and our product candidates are the following.

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

a new Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

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

We relocated our operations to Waltham, Massachusetts in late December 2015. The process of relocating our facilities could have disrupted our operations, adversely affected our business or damaged employee morale.

We entered into a new lease dated as of July 9, 2015 with AstraZeneca Pharmaceuticals Limited Partnership for approximately 22,992 square feet at the BioHub at 35 Gatehouse Drive in Waltham, Massachusetts. The term of the new lease commenced on December 28, 2015 and expires on February 28, 2021. The lease for our laboratory and office space in Cambridge, Massachusetts was scheduled to expire on February 29, 2016. However, we amended that lease so that it terminated as of December 31, 2015. Although the relocation process is substantially complete, it will take time before we know whether it disrupted our operations, adversely affected our business or damaged employee morale.

Risks Related to our Common Stock

The market price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. From April 10, 2014 to December 31, 2015, the closing price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.87 per share to a low of $2.80 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•

actual or anticipated results from, and any delays in, our clinical trials, including the ongoing and any new ISTs of CRLX101, our ongoing and planned Phase 2 and Phase 3 clinical trials of CRLX101 or our Phase 1/2a clinical trial of CRLX301, as well as results of regulatory reviews relating to the approval of our product candidates;

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

We believe that as of December 31, 2015, our executive officers and directors and their affiliates beneficially owned 27.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of December 31, 2015, there were 3,454,926 shares subject to outstanding options.  In August 2014, we registered all of these shares under the Securities Act on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of December 31, 2015, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately [6.3 million shares] of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our principal facilities consist of approximately 23,000 square feet of office, laboratory and vivarium space located at 35 Gatehouse Drive, Waltham, Massachusetts. The lease expires in February 2021, subject to our option to extend the lease for an additional three years.

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

Market Information

Our common stock has been listed on the NASDAQ Global Market under the symbol “CERU” since April 2014. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as report by the NASDAQ Global Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2015
First Quarter	$10.87	$5.68
Second Quarter	$9.24	$4.25
Third Quarter	$5.20	$2.77
Fourth Quarter	$4.30	$2.79
Fiscal year ended December 31, 2014
Second Quarter (from April 10, 2014)	$8.06	$5.05
Third Quarter	$7.30	$3.35
Fourth Quarter	$6.45	$3.95

Holders

As of the close of business on March 1, 2016, there were approximately 43 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Use of Proceeds

We completed the initial public offering of our common stock, or our IPO, pursuant to a Registration Statement on Form S-1 (File No. 333-194442), which was declared effective by the United States Securities and Exchange Commission, or SEC, on April 10, 2014.  The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.9 million.

As of December 31, 2015, we had used approximately $40.9 million of the net proceeds from our IPO, primarily to fund the clinical development of CRLX101, to fund research and development of CRLX301 and for working capital and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities in accordance with our investment policy.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders for our common stock for the period from April 10, 2014 through December 31, 2015 with The NASDAQ Composite Index and the NASDAQ Biotechnology index. The comparison assumes an investment of $100 is made on April 10, 2014 in our common stock and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014 from our audited consolidated financial statements included in this report on Form 10-K.  The consolidated statement of operations data for the year ended December 31, 2012, and consolidated balance sheet data as of December 31, 2013 and 2012 are from our audited consolidated financial statements that are not in this Form 10-K. Our historical results for any prior period are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
(in thousands, except share data and per share data)	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenue	$—	$80	$6	$625
Operating expenses:
Research and development	25,948	11,772	9,700	15,807
General and administrative	11,224	8,587	6,166	6,393
Total operating expenses	37,172	20,359	15,866	22,200
Other income (expense):
Interest income	10	9	2	2
Interest expense	(2,432)	(1,083)	(1,487)	(567)
Loss on extinguishment of debt	—	(2,493)	—	—
Decrease in value of preferred stock warrant liability	—	504	202	39
Total other (expense)—net	(2,422)	(3,063)	(1,283)	(526)
Net loss	(39,594)	(23,342)	(17,143)	(22,101)
Accretion of redeemable convertible preferred stock	—	—	—	(73)
Net loss attributable to common stockholders	$(39,594)	$(23,342)	$(17,143)	$(22,174)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.56)	$(1.60)	$(25.05)	$(36.39)
Weighted-average common shares outstanding:
Basic and diluted	25,431,332	14,548,516	684,330	609,344

	As of December 31,
(in thousands)	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75,908	$51,174	$5,488	$16,707
Working capital (deficit)	$60,965	$44,775	$(8,699)	$10,540
Total assets	$78,225	$53,393	$6,827	$17,661
Long-term debt (including current portion)	$20,324	$3,124	$6,258	$9,127
Redeemable convertible preferred stock	$—	$—	$81,525	$83,751
Common stock	$3	$2	$—	$—
Additional paid in capital	$210,115	$167,104	$4,140	$1,257
Accumulated deficit	$(161,375)	$(121,781)	$(98,439)	$(81,296)
Total stockholders' equity (deficit)	$48,743	$45,325	$(94,299)	$(80,039)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage, oncology-focused company applying our proprietary Dynamic Tumor Targeting™ Platform to develop differentiated therapies. We were incorporated under the laws of the State of Delaware on November 28, 2005, under the name Tempo Pharmaceuticals, Inc. In October 2008, we changed our name to Cerulean Pharma Inc.

Our Dynamic Tumor Targeting Platform is designed to create nanoparticle-drug conjugates, or NDCs, with the aim of providing safer and more effective therapies for patients living with cancer.  NDCs consist of anti-cancer therapeutics, or payloads, covalently linked to a proprietary polymer.  An important goal for all drugs is to maximize the net clinical benefit by increasing the desired therapeutic effect while reducing adverse effects.  This is especially difficult with drugs used to treat cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging healthy cells.  We believe our NDCs concentrate their anti-cancer payloads inside tumor cells while sparing normal tissue because they are small enough to pass through the leaky pores of new blood vessels in tumors as an entry portal into tumor tissue, but are too large to pass through the pores of healthy blood vessels.  Once inside tumors, we believe our NDCs are actively taken up into tumor cells where they slowly release their anti-cancer payloads, providing a durable inhibition of their targets.

We believe that the ability to combine our NDCs with other agents, either approved or experimental, is a key differentiating feature of our platform.  Based on their properties and design, our NDCs have the potential to enable synergistic combination therapies that can offer better tolerability and efficacy.  We believe that better tolerability can be achieved through the preferential accumulation of the NDC in the tumor cells while better efficacy can be achieved by combining drugs that have different and complementary mechanisms of action.  Cancer is a multi-faceted disease that is rarely adequately addressed by one therapy.  Tumor cells are genetically diverse and can rapidly resist and ultimately overcome a single-agent therapy by modulating various adaptive pathways; however, if multiple drugs simultaneously shut down multiple adaptive pathways, there is a greater chance of achieving favorable disease responses for an extended period of time.

Our platform has generated two-clinical stage NDCs.  Our first platform-generated clinical candidate, CRLX101, is in Phase 2 clinical development in patients with renal cell carcinoma, or RCC, and in Phase 2 and Phase 1b clinical development in patients with ovarian cancer in combination with Avastin® (bevacizumab) and paclitaxel, respectively.  CRLX101 has been dosed in more than 350 patients and has shown activity in multiple tumor types, both as monotherapy and in combination with other cancer treatments.  The United States Food and Drug Administration, or FDA, has granted CRLX101 fast track designation in combination with Avastin in metastatic RCC and orphan drug designation for the treatment of ovarian cancer.  Our second platform-generated clinical candidate, CRLX301, is currently in Phase 1/2a clinical development.  We intend to generate additional candidates, alone and potentially in collaboration with partners.

We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and investigator-sponsored trials, or ISTs.  Our two lead indications are RCC, or kidney cancer, and ovarian cancer:

Relapsed renal cell carcinoma:

•

Current Trial: We are conducting a Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy. We refer to this trial as the RCC Trial.  We completed enrollment of the trial in October 2015 and we expect to announce top-line data in the first half of 2016.

•

Prior Clinical Trial: CRLX101 in combination with Avastin has been previously evaluated in a Phase 1b/2 single-arm IST in patients with relapsed RCC.  Based on the results of this IST, we believe that the combination of CRLX101 and Avastin may provide therapeutic benefits to patients with RCC who have received two or three prior lines of therapy including a tyrosine kinase inhibitor, or TKI, and/or an inhibitor of a mammalian target of rapamycin, or an mTOR inhibitor. A total of 22 patients were evaluable for efficacy in this trial. The last patient was enrolled in December 2014, and the trial met its primary endpoint of safety and tolerability.

Relapsed ovarian cancer:

•

Current Trials: A Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer is being conducted at Massachusetts General Hospital and affiliated Harvard University teaching hospitals. The monotherapy arm of the trial, in which 29 patients were enrolled, met its primary endpoint.  RECIST responses, as well as encouraging PFS, were observed for several patients in the monotherapy arm.  The results from the monotherapy arm led to the combination arm of this trial, which employs a two-stage design.  The first stage enrolled 18 patients and achieved the pre-defined criterion for advancement into the second stage, which showed improved activity relative to the monotherapy arm.  We are enrolling an additional 25 patients in the second stage of this trial.

We are conducting a Phase 1b single-arm company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG Foundation, Inc. (formerly known as the Gynecologic Oncology Group), or GOG.  This Phase 1b multi-center, open-label, dose-escalation study combines CRLX101 with weekly paclitaxel in up to 24 patients with recurrent or persistent epithelial ovarian, fallopian tube or primary peritoneal cancer. The trial is designed to identify the maximum tolerated dose as well as pharmacokinetics, safety and tolerability of CRLX101 in combination with weekly paclitaxel.  We will also evaluate preliminary evidence of efficacy.

In November 2015, we entered into a collaboration with AstraZeneca AB, or AstraZeneca, and the National Cancer Institute, or the NCI, to study the clinical combination of AstraZeneca’s drug Lynparza® (olaparib) with CRLX101. We believe our NDCs enable therapeutic combinations because they are designed to concentrate anti-cancer payloads inside tumor cells and spare healthy tissue.  Preclinical data generated by AstraZeneca with the Lynparza-CRLX101 combination demonstrated a synergistic anti-tumor effect from targeting two validated pathways. While PARP-topo 1 combinations have traditionally been limited by toxicity, we believe that with our NDC and the work AstraZeneca has done to define a clinical dose and schedule, we may be able to develop an effective and tolerable Lynparza-CRLX101 combination.

CRLX301, our second platform-generated NDC clinical candidate, is an NDC with docetaxel as its anti-cancer payload. CRLX301 is designed to concentrate in tumors and slowly release docetaxel inside tumor cells.  In preclinical studies, CRLX301 delivered up to 10 times more docetaxel into tumors, compared to an equivalent milligram dose of commercially available docetaxel and was similar to or better than docetaxel in seven of seven animal models, with a statistically significant survival benefit seen in five of those seven models. In addition, preclinical data show that CRLX301 had lower toxicity than has been reported with docetaxel in similar preclinical studies.  CRLX301 is currently in Phase 1/2a clinical development:

Dose Escalation

•

Current Trial:  We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish a maximum tolerated dose, or MTD, for two dosing schedules. We explored tolerability of dose ranges when the drug candidate was administered once every three weeks. We completed the first six dosing cohorts starting at 7.5 mg/ m2, and then escalated to 15, 30, 60, 75, and 90 mg/ m2.  At 90 mg/ m2, we observed dose limiting toxicities in two of six patients.  As a result, we have determined an MTD of 75 mg/ m2 for this dosing schedule which is equivalent to the standard dose level and schedule for commercial docetaxel. We are exploring a weekly dosing schedule to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule.

We hold issued patents in the United States, Japan, and several other countries covering the composition of matter of CRLX101 that expire in 2023 and 2024, excluding any potential patent term extension.  Due to the ability of NDCs to target the “leaky” vasculature that is present in all solid tumors and CRLX101’s apparently favorable adverse event profile observed to date, we believe CRLX101 may have significant clinical utility in several cancer indications, particularly in combination with other cancer therapies. We hold issued patents in the United States, Japan, and several other countries covering the composition of matter of CRLX301 that expire in 2023 and 2024, excluding any potential patent term extension.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of our operations. We have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through December 31, 2015, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from the sale of shares of our common stock in April 2015 in an underwritten public offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $21.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and the Hercules Loan Agreement, respectively.

On January 8, 2015, we entered into the Hercules Loan Agreement.  Pursuant to the Hercules Loan Agreement, we are eligible to borrow up to an aggregate principal amount of $26.0 million, subject to certain conditions. On January 8, 2015, we borrowed $15.0 million under the Hercules Loan Agreement, and we used a portion of those proceeds to repay our outstanding indebtedness under the Lighthouse Loan Agreement. In connection with entering into the Hercules Loan Agreement, we sold 135,501 shares of our common stock to Hercules in a private placement and received $1.0 million in proceeds. On November 24, 2015, we drew a second tranche in the amount of $6.0 million under the Hercules Loan Agreement.  We elected not to commence a randomized Phase 2 clinical trial of CRLX101 in combination with chemoradiotherapy on or prior to December 15, 2015, which was a condition of obtaining an additional tranche in an amount of up to $5.0 million.  As a result, we are no longer eligible to borrow this amount under the Hercules Loan Agreement. At December 31, 2015, the total principal amount due under the Hercules Loan Agreement was $21.0 million.

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

We have never been profitable and have incurred significant operating losses since our incorporation. As of December 31, 2015, we had an accumulated deficit of $161.4 million. We incurred net losses of approximately $39.6 million, $23.3 million, and $17.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical studies and clinical trials, and as we eventually seek regulatory approval for, and commercialize, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We will need to raise additional capital in the future to support our expenses and operating activities.

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
CRLX101	$19,026	$7,235	$4,655
CRLX301	3,466	2,446	2,299
Dynamic Tumor Targeting Platform	2,103	1,212	2,007
Overhead	1,353	879	739
Total research and development expense	$25,948	$11,772	$9,700

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development.  We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and ISTs.  The leading CRLX101 development programs are:

•	Relapsed RCC:
-

We are conducting a Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients who have received two or three prior lines of therapy.

•	Relapsed ovarian cancer:
-

A Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer is being conducted at Massachusetts General Hospital and affiliated Harvard University teaching hospitals.

-	We are also conducting a Phase 1b single-arm company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG.

Additional trials involving CRLX101 are also ongoing, including a Phase 1b/2 IST in locally advanced rectal cancer and a Phase 1b company-sponsored trial exploring a dose-intensive schedule for CRLX101 in patients with solid tumors.

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

CRLX301

We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules. We explored tolerability of dose ranges when the drug candidate was administered once every three weeks and have determined an MTD for this dosing schedule. We are exploring a weekly dosing schedule to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule.

Under our license agreement with Calando pursuant to which we obtained rights to Calando’s cyclodextrin system for purposes of conjugating or complexing certain other therapeutic agents to the system, or the Platform Agreement, we paid a $250,000 clinical development milestone to Calando in January 2015 in connection with the initiation of our Phase 1/2a clinical trial of CRLX301 in December 2014. We are also required to make milestone payments in an aggregate amount of up to approximately $18.0 million to Calando if we achieve certain development and sales events with respect to CRLX301.  Further, under the Platform Agreement, if we, or one of our affiliates, sell CRLX301 we are required to pay tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, depending on whether there is patent protection at the time of the sale. In the event we license or sublicense the intellectual property that we purchased or licensed from Calando, we are required to pay Calando a percentage of the income we receive from the licensee or sublicensee to the extent attributable to such license or sublicense, subject to certain exceptions. The percentage of such license income that we are obligated to pay Calando is in the low-double digits.

Dynamic Tumor Targeting Platform

We expect that the expenses related to our NDCs and the development of our platform will continue to increase as we seek to identify additional targets for preclinical research and add personnel to these projects. We cannot accurately predict future research and development expenses for our NDCs because such costs are dependent on a number of variables, including the success of preclinical studies on any such NDC.

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

Any change in the outcome of any of these variables with respect to the development of an NDC could mean a significant change in the cost and timing associated with the development of that NDC. For example, if the FDA, or a comparable non-U.S. regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the marketing authorization of an NDC, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time to obtain marketing authorization.

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

Interest Expense

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Hercules Loan Agreement.  Interest expense also includes the write off of debt discount and deferred financing costs associated with the repayment in 2015 of the debt incurred under the Lighthouse Loan Agreement.  In 2014, interest expense consisted primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Lighthouse Loan Agreement and interest expense on our convertible notes.

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

Prior to our IPO, we were a private company with no active public market for our common stock. Therefore, we periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. We performed these contemporaneous valuations as of December 31, 2011, December 1, 2012, September 30, 2013 and December 31, 2013. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date.

Since our IPO, we have determined the fair value of our common stock based on the closing price of our common stock on The NASDAQ Global Market on the applicable date of such grant.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our consolidated results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Years Ended December 31,		Change
	2015	2014	Dollar	%
Revenue	$—	$80	$(80)	-100%
Operating expenses:
Research and development	25,948	11,772	14,176	120%
General and administrative	11,224	8,587	2,637	31%
Loss from operations	(37,172)	(20,279)	(16,893)	83%
Other expense, net	(2,422)	(3,063)	641	-21%
Net loss	$(39,594)	$(23,342)	$(16,252)	70%

Revenue.  There was no revenue recorded for the year ended December 31, 2015.  For the year ended December 31, 2014, we recorded revenue of $80,000 from payments we received under two material transfer agreements. Pursuant to the agreements, we received payments in exchange for providing research services utilizing our proprietary technology.  Work under the agreements terminated in 2014.

Research and development. Research and development expense for the year ended December 31, 2015, was $25.9 million compared to $11.8 million for the year ended December 31, 2014, an increase of $14.1 million, or 120%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the years ended December 31, 2015 and 2014, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Years Ended December 31,		Change
	2015	2014	Dollar	%
CRLX101	$19,026	$7,235	$11,791	163%
CRLX301	3,466	2,446	1,020	42%
Dynamic Tumor Targeting Platform	2,103	1,212	891	74%
Overhead	1,353	879	474	54%
Total research and development expense	$25,948	$11,772	$14,176	120%

For the year ended December 31, 2015, CRLX101 program expenses increased by $11.8 million, or 163%, to $19.0 million compared to $7.2 million for the year ended December 31, 2014.  The increase in CRLX101 program expense was primarily attributable to costs associated with our ongoing RCC Trial, which was initiated in mid-2014. Additional CRLX101 costs include costs associated with ongoing ISTs in addition to costs associated with clinical trials initiated in 2015 including our Phase 1b single-arm, company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer and our Phase 1 trial exploring a dose-intensive schedule for CRLX101 in patients with advanced solid tumor malignancies. Clinical trial expenses increased $6.5 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $2.0 million and consulting costs increased $0.8 million compared to the prior year to support the CRLX101 development program and the clinical trials. Chemistry, manufacturing and controls costs increased $2.2 million compared to the prior year reflecting increased activity to support current and future clinical development of CRLX101.

For the year ended December 31, 2015, CRLX301 program expenses increased $1.0 million, or 42%, to $3.4 million compared to $2.4 million for the year ended December 31, 2014.  The increase in CRLX301 program expenses was primarily due to costs associated with the Phase 1/2a clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.5 million for the year ended December 31, 2015, compared to the prior year primarily due to CRO fees, costs associated with clinical sites and laboratory costs. Salary and benefits expenses increased $0.5 million and consulting costs increased $0.2 million to support the CRLX301 program development and the clinical trials. The increase in costs associated with the CRLX301 program were partially offset by a milestone fee of $0.3 million paid to Calando upon initiation of the CRLX301 clinical trial in 2014 compared to no milestone fee in 2015.

Expenses associated with our Dynamic Tumor Targeting Platform were $2.1 million for the year ended December 31, 2015, an increase of $0.9 million, or 74%, compared to $1.2 million for the year ended December 31, 2014.  The increase is primarily due to increased headcount and lab costs in new discovery research.  Overhead costs increased $0.5 million, or 54%, to $1.4 million compared to $0.9 million for the year ended December 31, 2014.  The increase was primarily attributable to increases in facility and depreciation costs of $0.2 million, recruiting and employee costs of $0.2 million and other costs of $0.1 million not allocated to programs.

General and administrative. General and administrative expense for the year ended December 31, 2015, was $11.2 million compared to $8.6 million for the year ended December 31, 2014, an increase of $2.6 million, or 31%. The increase in general and administrative costs was attributable to the growth in our corporate infrastructure to support our increased size as well as requirements resulting from our being a public company.  Salaries and benefits, including stock-based compensation, increased $2.1 million for the year ended December 31, 2015, compared to the prior year, reflecting increases in finance and accounting, legal and corporate communications staffing.  Other general and administrative expenses including professional services and consulting, facility and office expenses, dues and subscriptions, conference and travel expenses increased $0.2 million for the year ended December 31, 2015, compared to the prior year due to our overall growth.

Other expense, net. Other expense, net, for the year ended December 31, 2015, was $2.4 million compared to $3.1 million for the year ended December 31, 2014, a decrease of $0.7 million, or 21%.  The decrease in other expense, net, was primarily due to a $2.5 million loss on the conversion of the 2014 Convertible Notes, which was recorded in April 2014. Interest expense was $2.4 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively, an increase of $1.3 million, or 121%.  For the year ended December 31, 2015, interest expense included $2.1 million associated with the Hercules Loan Agreement, including $0.5 million for the amortization of debt discount and deferred financing costs, and $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement.  Interest expense for the year ended December 31, 2014, included $0.3 million of interest on our convertible notes and $0.6 million of interest and $0.2 million for amortization of debt discount and deferred financing costs associated with the Lighthouse Loan Agreement. Other expense, net, for the year ended December 31, 2014, included a $0.5 million adjustment to the fair value of our outstanding preferred stock warrant liability which was recorded as other income.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our consolidated results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Years Ended December 31,		Change
	2014	2013	Dollar	%
Revenue	$80	$6	$74	1233%
Operating expenses:
Research and development	11,772	9,700	2,072	21%
General and administrative	8,587	6,166	2,421	39%
Loss from operations	(20,279)	(15,860)	(4,419)	28%
Other expense, net	(3,063)	(1,283)	(1,780)	139%
Net loss	$(23,342)	$(17,143)	$(6,199)	36%

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

Research and development expense for the year ended December 31, 2014, was $11.8 million compared to $9.7 million for the year ended December 31, 2013, an increase of $2.1 million, or 21%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program and partially offset by lower costs associated with our Dynamic Tumor Targeting Platform new discovery research.

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

For the year ended December 31, 2014, costs associated with the CRLX301 program were $2.4 million compared to $2.3 million for the year ended December 31, 2013, an increase of $0.1 million, or 6%.  The increase in CRLX301 program expense was primarily due to costs associated with the Phase 1/2a clinical trial that we initiated in December 2014. CRLX301 clinical trial expenses increased by $0.3 million in 2014 compared to the prior year.  The increase was due to CRO and laboratory costs associated with initiating our Phase 1/2a clinical trial of CRLX301 including costs associated with setting up clinical sites and laboratories. Salary and benefits expenses allocated to CRLX301 increased $0.4 million in 2014 compared to the prior year.  The increased CRLX301 expenses were partially offset by a $0.3 million decrease in research costs and a $0.3 million decrease in chemistry manufacturing and controls development activities as CRLX301 transitioned into clinical stage development.

Expenses associated with our Dynamic Tumor Targeting Platform decreased $0.8 million in 2014 as compared to 2013, mainly as a result of reduced staff in new discovery research as we continue to shift our emphasis to the development of our existing product candidates.

General and administrative. General and administrative expense for the year ended December 31, 2014, was $8.6 million compared to $6.2 million for the year ended December 31, 2013, an increase of $2.4 million, or 39%. The increase was primarily attributable to the incremental costs of being a public company, including an increase of $1.1 million for board of director fees, insurance for directors and officers, audit and tax fees, and corporate communication and printer fees.  Salary and benefits expense increased $0.4 million in 2014 compared to the prior year reflecting additional resources in finance and accounting, legal and corporate communications, along with an increase in stock-based compensation expense.  Professional and recruiting fees increased by $0.5 million in 2014 compared to 2013, primarily reflecting increased recruiting and placement fees.  Other consulting costs also increased $0.4 million year over year.  These increases in general and administrative costs were partially offset by a decrease in legal fees of $0.4 million.

Other expense, net. Other expense, net for the year ended December 31, 2014, was $3.1 million compared to $1.3 million for the year ended December 31, 2013, an increase of $1.8 million. The increase in net other expense primarily resulted from a loss of $2.5 million incurred on the conversion of convertible debt to common stock. The increase was offset by a decrease of $0.3 million due to a decrease in the value of the preferred stock warrant liability and a decrease in interest expense of $0.4 million.

Liquidity and Capital Resources

From our incorporation through December 31, 2015, we raised an aggregate of $230.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock in private placements, $59.9 million was from the IPO, $37.2 million was from the Secondary Offering, $17.3 million was from the sale of convertible promissory notes, $31.0 million was from borrowings under loan and security agreements and $1.0 million was from the private placement of our common stock to Hercules. As of December 31, 2015, we had cash and cash equivalents of approximately $75.9 million.

Indebtedness

On January 8, 2015, we entered into the Hercules Loan Agreement and borrowed $15.0 million from Hercules. We used a portion of those proceeds to repay our outstanding indebtedness under the Lighthouse Loan Agreement.

The Hercules Loan Agreement provided for up to three separate tranches of borrowings, the first of which was funded in the amount of $15.0 million on January 8, 2015.  On November 24, 2015, we drew a second tranche in the amount of $6.0 million. We elected not to commence a randomized Phase 2 clinical trial of CRLX101 in combination with chemoradiotherapy on or prior to December 15, 2015, which was a condition of obtaining an additional tranche in an amount of up to $5.0 million.  As a result, we are no longer eligible to borrow this amount under the Hercules Loan Agreement.

Our indebtedness under the Hercules Loan Agreement will mature on July 1, 2018. Each advance under the Hercules Loan Agreement accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Hercules Loan Agreement provided for interest-only payments on a monthly basis until December 31, 2015. Thereafter, payments are payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. We may prepay the indebtedness under the Hercules Loan Agreement in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment is subject to a prepayment charge of 2.0% if such prepayment occurs after January 8, 2016, but on or before January 8, 2017, or 1.0% if such prepayment occurs after January 8, 2017. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), we shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules.

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

Convertible Notes.  In 2014, we issued and sold the 2014 Convertible Notes in an aggregate principal amount of $8.5 million, to certain of our stockholders and one additional purchaser. The 2014 Convertible Notes accrued interest at an annual rate of 7.0%. In connection with the completion of our IPO, all principal and accrued interest under our 2014 convertible notes converted into an aggregate of 1,582,931 shares of our common stock, at 77.5% of the IPO price, or $5.43 per share.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, laboratory and related supplies, legal and other regulatory expenses and general overhead costs.

We believe that our cash and cash equivalents as of December 31, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements for at least 12 months from our 2015 financial statement issue date.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the number and development requirements of the NDCs we pursue;
•	the scope, progress, timing, results and costs of researching and developing our NDCs, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of our NDCs;
•	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our NDCs for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of any NDCs for which we receive marketing approval;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the scope, costs and timing of the manufacture, supply and distribution of our drug candidates for preclinical studies and clinical trials;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the extent to which we acquire or in-license other medicines and technology;
•	our headcount growth and associated costs; and
•	the costs of operating as a public company.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(31,915)	$(19,061)	$(16,614)
Net cash used in investing activities	(484)	(185)	(7)
Net cash provided by financing activities	57,133	64,932	5,402
Net increase (decrease) in cash and cash equivalents	$24,734	$45,686	$(11,219)

Net Cash Used in Operating Activities

The net use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $31.9 million for the year ended December 31, 2015, compared with $19.1 million for the year ended December 31, 2014, an increase of $12.8 million. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $16.8 million and an increase in cash paid for interest of $0.6 million partially offset by an increase in stock compensation expense of $1.5 million and a change in components of working capital of $3.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.5 million for the year ended December 31, 2015, compared to net cash used in investing activities of $0.2 million for the year ended December 31, 2014. For the year ended December 31, 2015, cash used in investing activities included $0.2 million increase in restricted cash to collateralize a stand-by letter of credit issued as a security deposit on a new facility lease.  Cash used in investing activities for the purchase of lab equipment and computer equipment increased $52,000 to $277,000 for the year ended December 31, 2015, compared to $225,000 for the year ended December 31, 2014.  Cash used in investing activities for the years ended December 31, 2015 and 2014, included proceeds for the sale of property and equipment of $23,000 and $40,000, respectively.

Net cash used in investing activities reflects purchases of property and equipment of $225,000 for the year ended December 31, 2014 compared to $7,000 for the year ended December 31, 2013, an increase of $218,000. The increase was attributable to purchases of laboratory, office and computer equipment of $173,000 and furniture, fixtures and leasehold improvements of $52,000 in the year ended December 31, 2014, compared to laboratory equipment purchases of $7,000 in the year ended December 31, 2013. The increase for the year ended December 31, 2014 was partially offset by proceeds of $40,000 from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $57.1 million for the year ended December 31, 2015, compared with $64.9 million for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015, was primarily due to net proceeds of $37.2 million from our Secondary Offering, proceeds of $21.0 million from our borrowings under the Hercules Loan Agreement, proceeds of $1.0 million from the sale of our common stock in a private placement to Hercules and proceeds of $1.6 million from the exercise of stock options.  Net cash provided by financing activities for the year ended December 31, 2015, was reduced by $3.3 million to repay in full amounts due under the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.4 million.  For the year ended December 31, 2014, net cash provided by financing activities was primarily due to net proceeds of $59.9 million from our IPO and proceeds of $8.5 million from the sale of convertible promissory notes.  Net cash provided by financing activities for the year ended December 31, 2014, was reduced by payments of $3.3 million under the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.2 million.

Net cash provided by financing activities was $64.9 million for the year ended December 31, 2014 compared with $5.4 million for the year ended December 31, 2013. For the year ended December 31, 2014, we raised net proceeds of $59.9 million from our IPO and $8.3 million through the sale of convertible promissory notes compared to raising $8.8 million through the sale of convertible promissory notes for the year ended December 31, 2013. We repaid indebtedness under the Loan Agreement with Lighthouse Capital in the amount of $3.3 million for the year ended December 31, 2014 compared to repayments of $3.1 million for the year ended December 31, 2013. We received $0.1 million of proceeds from the exercise of common stock options for the year ended December 31, 2014 compared to $35,000 for the year ended December 31, 2013.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating Lease Obligations(1)	$3,759	$575	$1,428	$1,756	—
Debt Obligations(2)	$24,445	$9,215	$15,230	—	—
(1)	Represents minimum future lease payments under our non-cancellable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)

Consists of payment obligations for principal and interest to Hercules under the Hercules Loan Agreement. As of December 31, 2015, we had $21.0 million in outstanding borrowings under the debt facility, bearing interest at 7.3% with a one-time final payment of 6.7% of the original principal amount of $21.0 million due on July 1, 2018.

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

•

Under the Platform Agreement, we paid to Calando in January 2015 a $0.3 million clinical development milestone following the initiation of our Phase 1/2a clinical trial of CRLX301 in December 2014.  In addition, under the Platform Agreement, we will be required to pay to Calando: (1) additional milestone payments in an aggregate amount of up to approximately $18.0 million to Calando upon the achievement of certain regulatory and commercial milestones, (2) tiered royalty payments ranging from low- to mid-single digits, as a percentage of worldwide net sales, in the event we or one of our affiliates sells CRLX301 and (3) a percentage, in the low-double digits, of any licensing or sublicensing income we receive from our license or sublicense of CRLX301.

The contractual obligations table does not include potential payments we may be required to make under manufacturing and CRO agreements as the timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases, which provides new accounting guidance on leases.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  We have not yet evaluated the impact of adoption of this new guidance.

In November 2015, the FASB, issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred taxes assets and liabilities, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016 and is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016, and early adoption is permitted.  We retrospectively adopted the guidance for our year ended December 31, 2015 and as a result, reclassified approximately $0.2 million in deferred financing costs that would have appeared as “Other assets” to “Long-term loan payable” in our accompanying consolidated balance sheet. The impact on prior years was not material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents, including restricted cash, of approximately $76.3 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 8.	Financial Statements and Supplementary Data

Cerulean Pharma Inc.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	86
Consolidated Balance Sheets as of December 31, 2015 and 2014	87
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	88
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	89
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	90
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cerulean Pharma Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of Cerulean Pharma Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cerulean Pharma Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2016

CERULEAN PHARMA INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except share data and par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$75,908	$51,174
Accounts receivable, prepaid expenses, and other current assets	1,394	1,662
Total current assets	77,302	52,836
Property and equipment, net	576	342
Other assets	347	215
Total	$78,225	$53,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$7,652	$3,124
Accounts payable	2,226	1,255
Accrued expenses	6,459	3,648
Other liabilities	—	34
Total current liabilities	16,337	8,061
Long-term liabilities:
Loan payable, net of current portion	12,672	—
Other long-term liabilities	473	7
Total long-term liabilities	13,145	7
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 27,346,780 and 20,125,049 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	2
Additional paid-in capital	210,115	167,104
Accumulated deficit	(161,375)	(121,781)
Total stockholders’ equity	48,743	45,325
Total	$78,225	$53,393

See notes to consolidated financial statements.

CERULEAN PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share and share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$—	$80	$6
Operating expenses:
Research and development	25,948	11,772	9,700
General and administrative	11,224	8,587	6,166
Total operating expenses	37,172	20,359	15,866
Other income (expense):
Interest income	10	9	2
Interest expense	(2,432)	(1,083)	(1,487)
Loss on extinguishment of debt	—	(2,493)	—
Decrease in value of preferred stock warrant liability	—	504	202
Total other income (expense), net	(2,422)	(3,063)	(1,283)
Net loss attributable to common stockholders	$(39,594)	$(23,342)	$(17,143)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.56)	$(1.60)	$(25.05)
Weighted-average common shares outstanding:
Basic and diluted	25,431,332	14,548,516	684,330

See notes to consolidated financial statements.

CERULEAN PHARMA INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data and par value)

	Redeemable Convertible Preferred Stock $0.01 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE — December 31, 2012	87,037,546	$83,751	$609,945	$—	$1,257	$(81,296)	$(80,039)
Exercise of stock options			8,911		35		35
Stock-based compensation					622		622
Conversion of preferred stock into common stock at $14.51 to $39.21 per share	(1,830,190)	(2,226)	166,675		2,226		2,226
Net loss						(17,143)	(17,143)
BALANCE — December 31, 2013	85,207,356	81,525	785,531	—	4,140	(98,439)	(94,299)
Exercise of stock options			41,566		140		140
Stock-based compensation					885		885
Issuance of common stock from initial public offering, net of underwriting fees and issuance costs of $7,126			9,569,715	1	59,861		59,862
Conversion of convertible preferred stock into common stock	(85,207,356)	(81,525)	6,826,004	1	81,525		81,526
Reclassification of warrants in connection with initial public offering					424		424
Conversion of convertible notes, net of issuance costs of $187			2,902,233		20,129		20,129
Net loss						(23,342)	(23,342)
BALANCE — December 31, 2014	—	—	20,125,049	2	167,104	(121,781)	45,325
Exercise of stock options			370,230		1,628		1,628
Stock-based compensation					2,375		2,375
Issuance of common stock from public offering, net of underwriting fees and issuance costs of $3,111			6,716,000	1	37,184		37,185
Issuance of common stock from private placement			135,501		1,000		1,000
Issuance of warrants in connection with term loan facility			—		824		824
Net loss						(39,594)	(39,594)
BALANCE — December 31, 2015	—	$—	$27,346,780	$3	$210,115	$(161,375)	$48,743

See notes to consolidated financial statements.

CERULEAN PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(39,594)	$(23,342)	$(17,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,375	885	622
Noncash rent expense	(41)	29	(1)
Change in carrying value of preferred stock warrant liability	—	(504)	(202)
Depreciation and amortization	192	126	197
(Gain) loss on disposal of property and equipment	(6)	(28)	7
Loss on extinguishment of debt	—	2,493	—
Amortization of debt discount and deferred financing costs	739	215	215
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	342	(695)	(209)
Accounts payable	795	341	14
Accrued expenses	3,283	1,419	(114)
Net cash used in operating activities	(31,915)	(19,061)	(16,614)
Cash flows from investing activities:
Purchases of property and equipment	(277)	(225)	(7)
Proceeds from sale of property and equipment	23	40	—
Increase in restricted cash	(230)	—	—
Net cash used in investing activities	(484)	(185)	(7)
Cash flows from financing activities:
Proceeds from sale of common stock	2,628	140	35
Proceeds from public stock offering, net	37,185	59,862	—
Proceeds from loan payable	21,000	—	—
Proceeds from issuance of convertible promissory notes	—	8,500	8,824
Payments on loan payable	(3,321)	(3,348)	(3,084)
Cash paid for debt issuance costs	(359)	(222)	(373)
Net cash provided by financing activities	57,133	64,932	5,402
Net increase (decrease) in cash and cash equivalents	24,734	45,686	(11,219)
Cash and cash equivalents — Beginning of year	51,174	5,488	16,707
Cash and cash equivalents — End of year	$75,908	$51,174	$5,488
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable	$177	$—	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$81,526	$2,226
Conversion of convertible notes and accrued interest into common stock, net	$—	$20,129	$—
Reclassification of warrants to additional paid-in capital	$—	$424	$—
Warrants issued with term loan facility	$824	$—	$—
Supplemental cash flow information — Interest paid	$1,000	$400	$664

See notes to consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005, as a Delaware corporation and is located in Waltham, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases. In 2013, the Company formed a wholly-owned subsidiary, Cerulean Pharma Australia Pty Ltd as an Australian-based proprietary limited company to perform clinical activities in Australia.

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

The Company has an accumulated deficit of $161.4 million at December 31, 2015. The Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2014 and a follow-on offering completed in 2015. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. Accordingly, the Company will continue to depend on its ability to raise capital through equity and debt issuances and/or through strategic partnerships. The Company expects to continue to incur significant expenses and increasing operating losses for at least several years.  The Company believes that its cash and cash equivalents as of December 31, 2015, will be able to fund operating expenses, debt service and capital expenditure requirements for at least twelve months from our 2015 financial statement issuance date.

Follow-on Offering — On April 10, 2015, the Company completed the issuance and sale of 6,716,000 shares of common stock in an underwritten public offering at a price to the public of $6.00 per share.  The sale of shares of common stock included 876,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares of common stock. The net proceeds to the Company from this offering were $37.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

Segment Information — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment; however, the Company operates in two geographic regions: United States (Waltham, MA) and Australia (Sydney, NSW).  There is no revenue generated or long-lived assets located within the Australian location.

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

Restricted Cash — At December 31, 2015 and 2014, the Company had restricted cash of $347,000 and $117,000, respectively.  The restricted cash balances were used to collateralize stand-by letters of credit issued by the Company as a security deposit for its current and former facility leases.   The balance at December 31, 2014, was with respect to the Company’s former facility lease that was scheduled to expire in February 2016 and was terminated early on December 31, 2015.  The balance at December 31, 2015, includes the balance for the former facility lease and the Company’s new facility lease which is scheduled to expire in February 2021. The restricted cash is included within other assets in the balance sheet.

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of impairment is calculated as the difference between the carrying value and fair value. For the years ended December 31, 2015 and 2014, the Company has not recorded an impairment charge for its long-lived assets.

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

Redeemable Convertible Preferred Stock — The Company classified redeemable convertible preferred stock that was redeemable outside of the Company’s control outside of permanent equity. The Company recorded such redeemable preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was being increased by periodic accretion to its redemption value. In the absence of retained earnings these accretion charges were recorded against additional paid-in capital, if any, and then to accumulated deficit. The Company amortized the accretion using the interest method.  All of the Company’s redeemable convertible preferred stock was automatically converted to common stock in connection with the IPO.

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

The Company provides reserves for potential payment of tax to various tax authorities related to uncertain tax positions. The tax benefits recorded are based on a determination of whether and how much of a tax benefit taken by the Company in its filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. At December 31, 2015 and 2014, the Company has not identified any significant uncertain tax positions.

Guarantees and Indemnification — As permitted under Delaware law, the Company indemnifies its officers and directors employees for certain events or occurrences while the officer or director is, or was serving at the Company’s request in such a capacity. The term of the indemnification is for the officer’s or director’s lifetime.

Recent Accounting Pronouncements — On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”), which provides new accounting guidance on leases.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.  The Company has not yet evaluated the impact of adoption of this new guidance.

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  To simplify the presentation of deferred taxes assets and liabilities, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim reporting periods beginning January 1, 2016, and early adoption is permitted.  The Company retrospectively adopted the guidance for its year ended December 31, 2015 and as a result, reclassified approximately $0.2 million in deferred financing costs that would have appeared as “Other assets” to “Long-term loan payable” in its accompanying consolidated balance sheet.  The impact to prior years was not material.

3.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share data and per share data):

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders — basic and diluted	$(39,594)	$(23,342)	$(17,143)
Weighted-average number of common shares — basic and diluted	25,431,332	14,548,516	684,330
Net loss per share attributable to common stockholders — basic and diluted	$(1.56)	$(1.60)	$(25.05)

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of December 31,
	2015	2014	2013
Options to purchase common stock	3,454,926	2,126,176	1,062,694
Warrants to purchase redeemable convertible preferred stock	—	—	128,663
Warrants to purchase common stock	300,564	128,663	—
Redeemable convertible preferred stock	—	—	6,826,004
Convertible notes payable	—	—	754,785

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	As of December 31,
	2015	2014
Laboratory equipment	$1,314	$1,163
Computer equipment	350	260
Office furniture and equipment	25	292
Leasehold improvements	33	117
	1,722	1,832
Less accumulated depreciation and amortization	(1,146)	(1,490)
Property and equipment, net	$576	$342

Depreciation and amortization expense for the years ended December 31, 2015, 2014, and 2013 was $192,000, $126,000, and $197,000, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2015	2014
Accrued clinical trial costs	$2,631	$848
Accrued contract manufacturing expenses	945	580
Accrued compensation and benefits	1,864	983
Accrued interest	136	574
Other accrued expenses	883	663
Total accrued expenses	$6,459	$3,648

6.	CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

In May 2010 and September 2010, the Company issued one-year convertible notes payable in the amounts of $5,000,000 and $1,500,000, respectively, to existing investors, with a stated interest rate of 7%. In November 2010, the principal and accrued interest of $176,000 were converted into 9,021,175 shares of Series C Preferred Stock at $0.74 per share. The Company also provided for the issuance of seven-year warrants to purchase Series C Preferred Stock with the notes. The issuance of the warrants was contingent upon the conversion of the notes to Series C Preferred Stock. The number of shares included in the warrants was determined by dividing 10% of the note principal converted to Series C Preferred Stock by the Series C Preferred Stock per share issue price. Concurrent with the conversion of the notes, warrants to purchase 878,370 shares of Series C Preferred Stock at $0.74 per share became exercisable. The Company estimated the fair value of the warrants on the issue date to be $474,000 using the Black-Scholes option-pricing model with the following assumptions: volatility of 80%, contractual term of seven years, risk-free interest rate of 1.85%, and no dividend yield. The Company determined the fair value of the warrants at the end of each subsequent reporting period using the Black-Scholes option-pricing model (see Note 10) until their conversion to warrants to purchase 60,532 shares of common stock upon the IPO in April 2014.

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

On January 8, 2015 (the “Closing Date”), the Company entered into a term loan facility of up to $26.0 million (the “Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”).  The proceeds were used to repay the Company’s existing term loan facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse Capital”) and for general corporate and working capital purposes.  At December 31, 2015, the Company had $21.0 million in principal outstanding under the Term Loan.

The Term Loan is governed by a loan and security agreement, dated January 8, 2015, between the Company and Hercules (the “Hercules Loan Agreement”). The Hercules Loan Agreement provided for up to three separate borrowings, the first of which was funded in the amount of $15.0 million on the Closing Date. On November 24, 2015, the Company drew a second tranche in the amount of $6.0 million.  The Company elected not to commence a randomized Phase 2 clinical study of CRLX101 in combination with chemoradiotherapy on or prior to December 15, 2015, which was a condition of obtaining an additional tranche in an amount of up to $5.0 million.  As a result, the Company is no longer eligible to borrow this amount under the Term Loan.

The Term Loan will mature on July 1, 2018. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Term Loan provided for interest-only payments on a monthly basis until December 31, 2015. Thereafter, payments will be payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment of the Term Loan is subject to a prepayment charge of 2.0% if such prepayment occurs after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date and 1.0% thereafter. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. The minimum future principal payments are as follows (in thousands):

Year Ending December 31,
2016	$7,945
2017	8,544
2018	4,511
Unamortized discount relating to warrants and deferred financing costs	(676)
Total	20,324
Less current portion	(7,652)
Long-term portion	$12,672

At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules. The amount of the end of term charge is being accrued over the loan term as interest expense.

In connection with the Hercules Loan Agreement, the Company issued to Hercules a warrant to purchase shares of the common stock of the Company at an exercise price of $6.05 per share. The warrant is exercisable for 171,901 shares of common stock. The warrant is exercisable until January 8, 2020. The Company estimated the fair value of the warrant for shares exercisable on the issue date in January 2015 to be $824,000. The value of the warrant was recorded as a discount to the loan. The fair value of the warrant was estimated on the date of issue for the exercisable shares at that date using the Black-Scholes option-pricing model. The following table shows the Black-Scholes assumptions used to value the warrant:

January 8, 2015
Contractual life	5 years
Volatility rate	61%
Risk-free interest rate	1.5%
Expected dividends	—

At December 31, 2015, the Company’s balance of unamortized deferred financing costs and unamortized debt discount were $0.2 million and $0.5 million, respectively. These costs are being amortized to interest expense using the effective interest method over the term of the loan.

In connection with the Hercules Loan Agreement, the Company entered into a stock purchase agreement with Hercules, whereby Hercules purchased 135,501 shares of common stock from the Company at a price per share of $7.38, which was equal to the closing price of the common stock on the NASDAQ Global Market on January 7, 2015, for an aggregate purchase price of approximately $1.0 million.

In December 2011, the Company entered into a loan and security agreement with Lighthouse Capital to borrow up to $10.0 million in one or more advances by December 31, 2012.  In both March 2012 and August 2012, the Company borrowed $5.0 million under the loan and security agreement, for a total of $10.0 million. This amount was being repaid over 36 months beginning on December 1, 2012, at an interest rate of 8.25%.   In addition, the Company was required to make an additional payment in the amount of $600,000 at the end of the loan term. The amount was accrued over the loan term as interest expense. The amount accrued as of December 31, 2014 was $574,000, and it was included in accrued expense in the Company’s consolidated balance sheet.  In January 2015, the Company repaid in full the amount outstanding under the Lighthouse Capital agreement, or $3.6 million, with the proceeds from the Hercules Loan Agreement.

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

8.	STOCKHOLDERS’ EQUITY

Common Stock — As discussed in Note 1, in April 2015, the Company issued 6,716,000 shares of common stock in connection with an underwritten public offering and during 2014 the Company issued 19,297,952 shares of common stock in connection with its IPO, the conversion of preferred stock and convertible notes into common stock, and the partial exercise of the underwriters’ overallotment option in the IPO.

Reserved Shares of Common Stock — The Company has reserved the following number of shares of common stock at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Warrants to purchase common stock	300,564	128,663
Common stock options	3,995,876	3,561,104
Total	4,296,440	3,689,767

9.	STOCK OPTION PLANS

2007 Stock Incentive Plan – The Company’s 2007 Incentive Stock Plan, or the 2007 Plan, provides for the grant of qualified incentive stock options and nonqualified stock options or other awards to the Company’s employees, officers, directors, advisors, and outside consultants to purchase up to an aggregate of 1,275,211 shares of the Company’s common stock, as amended in January 2014. The stock options generally vest over a four-year period and expire 10 years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan. Effective with the IPO, no additional grants will be issued from the 2007 Plan and all shares available for grant under the 2007 Plan were transferred to the 2014 Plan. Accordingly, at December 31, 2015 and 2014, there were no shares available for future grant under the 2007 Plan.

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

2014 Stock Incentive Plan – In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 Stock Incentive Plan, or the 2014 Plan, which became effective upon the closing of the IPO. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2014 Plan provides an annual increase in the number of shares available for grant on the first day of each calendar year beginning with the fiscal year ended December 31, 2015 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 4% of the number of outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. As of December 31, 2015, there were 540,950 shares available for future grant under the 2014 Plan.

A summary of stock option activity for employee and nonemployee awards under the 2007 Plan and the 2014 Plan during the year ended December 31, 2015 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	2,126,176	$4.97	6.7	$2,701
Granted	2,360,682	5.66
Exercised	(370,230)	4.40
Forfeited	(661,702)	5.86
Outstanding — December 31, 2015	3,454,926	$5.39	8.9	$—
Options expected to vest — December 31, 2015	2,336,878	$5.32	9.4	$—
Options exercisable — December 31, 2015	1,001,415	$5.56	7.7	$—

The total intrinsic value of stock options exercised in the years ended December 31, 2015, 2014, and 2013 was $0, $161,000, and $15,000, respectively.

The weighted-average per share grant date fair value of options granted during 2015, 2014, and 2013 was $3.22, $3.33, and $2.90, respectively.

The Company has recorded stock-based compensation expense of $2.4 million, $885,000, and $622,000 during the years ended December 31, 2015, 2014, and 2013, respectively, which is based on the number of awards ultimately expected to vest. As of December 31, 2015, there was $6.1 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2007 Plan and the 2014 Plan.  The compensation is expected to be recognized over a weighted-average period of 2.88 years at December 31, 2015.

Stock-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	As of December 31,
	2015	2014	2013
Research and development	$795	$317	$284
General and administrative	1,580	568	338
Total	$2,375	$885	$622

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

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees during the years ended December 31, 2015, 2014, and 2013 are as follows:

December 31,
	2015	2014	2013
Expected life	6 years	6 years	6 years
Risk-free interest rate	1.45%-2.02%	1.71%-2.00%	1.09%-1.92%
Expected volatility	51%-63%	54%-60%	59%-79%
Expected dividend rate	—%	—%	—%

The Company recorded stock-based compensation expense related to nonemployee awards of $173,000, $56,000, and $85,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The compensation expense related to the nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate the fair value of these awards for the years ended December 31, 2015, 2014, and 2013 were as follows:

December 31,
	2015	2014	2013
Expected life	10 years	8 years	7 years
Risk-free interest rate	2.10%-2.25%	1.86%-2.53%	1.11%-2.86%
Expected volatility	60%-61%	56%-62%	56%-79%
Expected dividend rate	—%	—%	—%

During the year ended December 31, 2015, the Company granted nonemployee stock options to consultants for the purchase of 204,000 shares of the Company’s common stock.  The weighted-average exercise price and the weighted-average fair value of nonemployee stock options granted for the year ended December 31, 2015, was $5.17 per share and $1.58 per share, respectively.  The fair value of the grants is being expensed over the vesting period of the options on a straight-line basis as the services are being provided.  On September 4, 2015, nonemployee stock options to purchase 90,000 shares of the Company’s common stock were converted to employee stock options upon the appointment of the Company’s Chief Medical Officer who had been serving as a consultant to the Company until his appointment.  The exercise price and the fair value of these stock options is $4.71 per share and $2.71 per share, respectively.  The Company did not grant any nonemployee stock option grants in 2014 or in 2013, except for a performance award grant in 2013 to the Company’s board chairman for non-board related services. During the year ended December 31, 2014, the board of directors changed the vesting conditions of this award from performance-based vesting to time-based vesting and reduced the total number of shares subject to the stock option. As a result, the 16,000 shares subject to this stock option now vest over three years, with the first third vesting on March 26, 2014. The change in vesting condition was accounted for as a modification of this stock option, which had an immaterial impact on the Company’s financial statements.

In 2012, the Company granted options to purchase 60,934 common shares to an officer of the Company, now the Company’s Chief Executive Officer, that will vest upon the achievement of business milestones as defined within the stock option agreement. These awards have not vested as of December 31, 2015.  Compensation expense for the awards will be recorded if and when the awards are determined to be probable.

2014 Employee Stock Purchase Plan – In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which became effective upon the closing of the IPO. The 2014 ESPP will be administered by the Company’s board of directors or by a committee appointed by the Company’s board of directors. The 2014 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate 500,000 of shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2014 ESPP will automatically increase on the first day of each fiscal year, commencing on January 1, 2015 and ending January 1, 2024, in an amount equal to the least of (i) 600,000 shares of the Company’s common stock, (ii) 1% of the total number of shares of the Company’s common stock outstanding on the first day of the applicable year, or (iii) an amount determined by the Company’s board of directors. There are two six-month offerings per year. The first offering period under the 2014 ESPP began on July 1, 2015.  The compensation expense related to the 2014 ESPP is included in the total stock-based compensation.  The stock-based compensation expense related to the ESPP for the year ended December 31, 2015, was $27,000.  There was no stock-based compensation related to the 2014 ESPP recorded for the year ended December 31, 2014.

10.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash equivalents, accounts payable, accrued expenses, debt obligations, and preferred stock warrants. The carrying amount of accounts payable and accrued expenses are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments. The carrying amount of debt is also considered to be a reasonable estimate of the fair value based on the short-term nature of the debt and that the debt bears interest at the prevailing market rate for instruments with similar characteristics. If recorded at fair value, Level 2 measurements, as defined below, would have been used to estimate the fair value.  Included in cash and cash equivalents as of December 31, 2015 and 2014, are money market fund investments of $75,325,000 and $50,541,000, respectively, which are reported at fair value.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of December 31, 2015 and 2014, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Money market funds	$75,325	$—	$75,325	$—
December 31, 2014
Money market funds	$50,541	$—	$50,541	$—

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

For the years ended December 31, 2015 and 2014, there have been no transfers between levels.

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Preferred Stock Warrant
	Series B	Series C	Series D	Total
Balance — December 31, 2013	4	386	538	928
Fair value reclassified to additional paid-in capital in connection with the completion of the IPO on April 15, 2014	(4)	(386)	(538)	(928)
Balance — December 31, 2014	$—	$—	$—	$—

The Company’s warrants were valued using the Black-Scholes option-pricing model.  The fair values were derived by applying the following assumptions:

December 31, 2013
Expected life	4-8 years
Risk-free interest rate	2.90%
Expected volatility	64%-84%
Expected dividend rate	—%

The preferred stock warrants were automatically adjusted on the date of the closing of the IPO to provide for the issuance of shares of common stock upon their exercise, and is no longer measured at fair value.

11.	INCOME TAXES

Significant components of the Company’s deferred taxes at December 31, 2014, and 2013 are as follows:

	2015	2014
Net operating loss carryforwards	$35,797	$29,442
Research and development credit carryforwards	2,066	1,715
Capitalized costs	3,977	3,503
Capitalized research and development costs	17,715	9,938
Other	903	422
Total deferred tax assets	60,458	45,020
Valuation allowance	(60,458)	(45,020)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance for the full amount of deferred tax assets as the realization of the deferred tax assets is not determined to be more-likely-than-not. The valuation allowance increased in 2015 and 2014 by approximately $15.6 million and $7.6 million, respectively, due to the increase in the deferred tax assets by the same amount. The increases are mainly attributable to operating losses generated in the period.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Years Ended December 31,
	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	5.0%	4.5%
Permanent differences	(0.5%)	(3.7%)
Research and development credit	0.9%	0.8%
Stock compensation	(0.7%)	(0.9%)
Expiration of state net operating loss	0.0%	(1.7%)
Other	0.4%	(0.8%)
Change in valuation allowance	(39.1%)	(32.2%)
Effective income tax rate	0.0%	0.0%

At December 31, 2015, the Company has approximately $93.7 million of federal and $74.1 million of state net operating loss carryforwards that expire at various dates through 2035. At December 31, 2015, the Company has approximately $1.4 million of federal and $0.9 million of state research and development credit carryforwards that expire at various dates through 2035 for federal credits and 2030 for state credits.

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

The Company files income tax returns in the United States, the Commonwealth of Massachusetts, and Australia. The tax years 2006 through 2014 remain open to examination by these taxing jurisdictions, as carryforwards attributes generated in past years may be adjusted in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. At December 31, 2015 and 2014, the Company has not identified any significant uncertain tax positions.

12.	COMMITMENTS

Facility Lease — On November 1, 2009, the Company entered into a noncancelable operating lease with a third party for office and laboratory space that was scheduled to expire in February 2013, subject to a three-year renewal option. In June 2012, the Company exercised its renewal option extending the lease through February 2016. On July 11, 2014, the Company signed a lease amendment for additional office space in the same building to expire concurrent with the lease agreement in February 2016. The Company terminated the lease agreement early in December 2015 without penalty.  The lease agreement and amendment included base rent escalation over the lease term therefore, the Company amortized the cost of the lease on a straight-line basis over the lease term.  The resulting deferred liability recorded in other current and long-term liabilities as of December 31, 2014 was $41,000. Rent expense under this lease was $920,000, $766,000, and $598,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

On July 9, 2015, the Company entered into a noncancelable operating lease with a third party for office, laboratory and vivarium space that is scheduled to expire in February 2021, subject to a three-year renewal option. The lease agreement includes base rent escalation over the lease term which will be amortized on a straight-line basis over the lease term with the resulting deferred liability recorded in other current and long-term liabilities. The lease requires the Company to share in prorated expenses and property taxes based upon actual amounts incurred; those amounts are not fixed for future periods and, therefore, not included in the future minimum obligations listed below.

Future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

Operating
Years Ending December 31,	Leases
2016	$575
2017	690
2018	738
2019	786
2020	830
2021	140
Total	$3,759

13.	LICENSING AGREEMENTS

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

Under the platform license agreement, the Company paid Calando a $250,000 clinical development milestone which was recorded in December 2014 upon initiation of the Phase 1/2a clinical trial for CRLX301. The Company may be required to make additional milestone payments to Calando of up to $17.8 million, in the aggregate, upon the achievement of specified regulatory and commercial milestones and pay royalty payments ranging from low-to mid-single digits on commercial sales.

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

SUNY License — The Company is party to a license agreement with The Research Foundation of State University of New York (“SUNY”) for certain intellectual property. The agreement as amended requires the Company to pay nonrefundable annual license maintenance fees each year until the date of first commercial sale of a licensed product pursuant to the license agreement, as amended. The annual license fee is not material in any individual year. In the event of future partner collaborations or product sales incorporating technology covered by this license agreement, the Company may be required to pay milestone payments and/or product royalties. In connection with this agreement, the Company recorded research and development expense of $36,000, $30,000, and $25,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Massachusetts Institute of Technology License — The Company delivered a notice of termination which became effective on November 1, 2015, with respect to the Company’s license agreement with the Massachusetts Institute of Technology (“MIT”).  The agreement as amended required the Company to pay MIT nonrefundable annual license maintenance fees that increased each year beginning in 2015. In connection with this agreement, the Company recorded research and development expense for annual maintenance fees of $50,000 for the year ended December 31, 2015, and $10,000 each in the years ended December 31, 2014 and 2013.

14.	RETIREMENT PLANS

The Company has a 401(k) retirement and profit-sharing plan (the “401(k) Plan”) covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. Effective January 1, 2010, the Company adopted a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company contributed a match of $264,000, $163,000, and $145,000 to the 401(k) Plan for the years ended December 31, 2015, 2014, and 2013, respectively.

15.	RELATED PARTY TRANSACTIONS

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

In August 2013 and February 2014, the Company issued convertible promissory notes to existing investors, as described in Note 6.  In April 2014, these notes were converted into the Company’s common stock in connection with the IPO.

In April 2014, the Company converted all outstanding shares of the Company’s preferred stock held by existing investors into 6,826,004 shares of the Company’s common stock in connection with the IPO.

16.	REVENUE

In October 2013, the Company entered into a material transfer agreement with biopharmaceutical company to conduct feasibility studies using the Company’s proprietary technology. The Company recognized revenue of $61,000 and $6,000 for the years ended December 31, 2014 and 2013, respectively, in connection with this material transfer agreement.  The Company had no revenue for the year ended December 31, 2015.

In May 2013, the Company entered into a material transfer agreement with another biopharmaceutical company to conduct feasibility studies using the Company’s proprietary technology. The Company recognized revenue of $19,000 for the year ended December 31, 2014, in connection with this material transfer agreement.

17.	QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years:

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share data and per share data)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,021	6,678	7,092	7,157
General and administrative	2,681	2,717	2,954	2,872
Total operating expenses	7,702	9,395	10,046	10,029
Other income (expense):
Interest income	3	1	4	2
Interest expense	(721)	(513)	(509)	(689)
Total other income (expense) — net	(718)	(512)	(505)	(687)
Net loss attributable to common stockholders	$(8,420)	$(9,907)	$(10,551)	$(10,716)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(0.37)	$(0.39)	$(0.39)
Weighted-average common shares outstanding:
Basic and diluted	20,350,557	26,690,673	27,307,103	27,346,780

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$47	$33	$—	$—
Operating expenses:
Research and development	1,495	2,648	2,928	4,701
General and administrative	1,510	2,029	2,441	2,607
Total operating expenses	3,005	4,677	5,369	7,308
Other income (expense):
Interest income	1	2	2	4
Interest expense	(461)	(268)	(191)	(163)
Loss on extinguishment of debt	—	(2,493)	—	—
Decrease in value of preferred stock warrant liability	504	—	—	—
Total other income (expense) — net	44	(2,759)	(189)	(159)
Net loss attributable to common stockholders	$(2,914)	$(7,403)	$(5,558)	$(7,467)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.70)	$(0.44)	$(0.28)	$(0.37)
Weighted-average common shares outstanding:
Basic and diluted	786,986	16,883,716	20,124,574	20,125,009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Christopher D. T. Guiffre, age 47, has served as our President and Chief Executive Officer since March 2015. He previously served as our Chief Operating Officer and Senior Vice President and Chief Business Officer. Prior to that, Mr. Guiffre held a number of senior executive positions at various biopharmaceutical companies, including President and Chief Executive Officer of Alvos Therapeutics, Inc., Chief Business Officer at Hydra Biosciences, Inc. and a senior executive at Cubist Pharmaceuticals, Inc., most recently as Senior Vice President, General Counsel and Secretary. Mr. Guiffre has also held several positions at Renaissance Worldwide, Inc., including Vice President, General Counsel and Clerk. Prior to that, he was an Associate at Bingham, Dana & Gould LLP (now known as Morgan, Lewis & Bockius LLP). Mr. Guiffre received a B.S. from Babson College, a J.D. from Boston College Law School, and an M.B.A. from Boston College Carroll School of Management.

Gregg D. Beloff, age 47, has served as our Interim Chief Financial Officer since May 2015.  Mr. Beloff has been a Managing Director of Danforth Advisors, a consulting firm specializing in providing financial and strategic support to life sciences companies, since April 2011. In addition to consulting for clients, Mr. Beloff previously served as the chief financial officer of two public and three privately held companies. In these roles, he has managed finance, accounting, corporate communications, human resources, information technology, facilities, legal, intellectual property, business development, and manufacturing functions. Mr. Beloff holds a J.D. from the University of Pittsburgh School of Law, an M.B.A. from Carnegie Mellon University, and a B.A. in History from Middlebury College.

Adrian M. Senderowicz, M.D., age 52, has served as our Chief Medical Officer and Senior Vice President since September 2015. Prior to joining Cerulean, Dr. Senderowicz worked at Ignyta, Inc., a public precision oncology biotechnology company, as Chief Medical Officer and Senior Vice President, Clinical Development and Regulatory Affairs from August 2014 to February 2015, and as Clinical and Regulatory Strategy Officer from February 2015 to April 2015. Previously, he was Vice President, Global Regulatory Oncology at Sanofi, a biopharmaceutical company, from September 2013 to August 2014, and Chief Medical Officer at Tokai Pharmaceuticals, Inc., a biopharmaceutical company focused on prostate cancer treatment, from August 2012 to March 2013.  From August 2008 to March 2012, Dr. Senderowicz held positions of increasing responsibility at AstraZeneca, a global biopharmaceutical company, including most recently as Senior Medical Director, Oncology Clinical Development. Before his tenure at AstraZeneca, Dr. Senderowicz held a variety of leadership positions at the U.S. Food and Drug Administration Division of Oncology Drug Products in the Center for Drug Evaluation and Research and a variety of clinical and research positions with the National Cancer Institute/National Institutes of Health (NCI), including Investigator and Chief, Molecular Therapeutics Unit. He currently serves as a director of Puma Biotechnology, Inc., a publicly traded biopharmaceutical company. He completed his Internal Medicine residency training at the Icahn School of Medicine at Mount Sinai, and a Clinical Oncology Fellowship at the NCI. Dr. Senderowicz holds an M.D. from the School of Medicine at the Universidad de Buenos Aires in Argentina.

Alejandra V. Carvajal, age 42, has served as our Vice President and General Counsel since September 2014. Prior to joining Cerulean, and beginning in 2004, Ms. Carvajal held a variety of positions at Millennium: The Takeda Oncology Company, or Millennium, including most recently as Associate General Counsel. Ms. Carvajal joined Millennium as a senior attorney and enjoyed over ten years of increasing responsibilities relating to all aspects of oncology drug development. Prior to joining Millennium, Ms. Carvajal was an attorney with the law firms Day, Berry & Howard, and Hill & Barlow. Ms. Carvajal received a B.A. cum laude from Harvard University and a J.D. cum laude from Georgetown University Law Center.

The remaining information required by this Item 10 will be contained in our proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained in our proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in our proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in our proxy statement for our 2016 annual meeting of stockholders and is incorporated herein by reference.

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

CERULEAN PHARMA INC.

	By:	/s/ Christopher D. T. Guiffre
Christopher D. T. Guiffre
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher D. T. Guiffre	President, Chief Executive Officer, and Director	March 10, 2016
Christopher D. T. Guiffre	(Principal Executive Officer)

/s/ Gregg D. Beloff	Interim Chief Financial Officer	March 10, 2016
Gregg D. Beloff	(Principal Financial Officer)

/s/ James E. O’Neill	Controller	March 10, 2016
James E. O’Neill	(Principal Accounting Officer)

/s/ Paul A. Friedman	Director	March 10, 2016
Paul A. Friedman, M.D.

/s/ William H. Rastetter	Director	March 10, 2016
William H. Rastetter, Ph.D.

/s/ Stuart A. Arbuckle	Director	March 10, 2016
Stuart A. Arbuckle

/s/ Alan L. Crane	Director	March 10, 2016
Alan L. Crane

/s/ Steven E. Hall	Director	March 10, 2016
Steven E. Hall, Ph.D.

/s/ Susan L. Kelley	Director	March 10, 2016
Susan L. Kelley, M.D.

/s/ William T. McKee	Director	March 10, 2016
William T. McKee

/s/ David R. Parkinson	Director	March 10, 2016
David R. Parkinson, M.D.

/s/ David R. Walt	Director	March 10, 2016
David R. Walt, Ph.D.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-36395	April 16, 2014	3.1
3.2	Amended and Restated By-Laws	8-K	001-36395	April 16, 2014	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-194442	March 31, 2014	4.1
10.1#	2007 Stock Incentive Plan, as amended	S-1	333-194442	March 10, 2014	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	March 10, 2014	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	March 10, 2014	10.3
10.4#	2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.4
10.5#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.6
10.7#	2014 Employee Stock Purchase Plan	S-1	333-194442	March 31, 2014	10.26
10.8†	License Agreement, dated as of May 22, 2000, as amended, between California Institute of Technology and Insert Therapeutics, Inc.	S-1	333-194442	March 10, 2014	10.7
10.9†	Patent License Agreement, dated as of August 31, 2007, as amended, between the Registrant and The Research Foundation of State University of New York, on behalf of University of Buffalo	S-1	333-194442	March 10, 2014	10.9
10.10†	IT-101 Agreement, dated as of June 23, 2009, between the Registrant and Calando Pharmaceuticals, Inc.	S-1	333-194442	March 10, 2014	10.10
10.11†	Platform Agreement, dated as of June 23, 2009, between the Registrant and Calando Pharmaceuticals, Inc.	S-1	333-194442	March 10, 2014	10.11
10.12†	Letter Agreement, dated as of August 6, 2013, between the Registrant and California Institute of Technology	S-1	333-194442	March 10, 2014	10.12
10.13	Second Series D Convertible Preferred Stock Purchase Agreement, dated November 30, 2012, as amended	S-1	333-194442	March 10, 2014	10.13
10.14	Loan and Security Agreement, dated January 8, 2015, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	10.1
10.15	Stock Purchase Agreement, dated January 8, 2015, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	10.2
10.16	Right to Invest Letter, dated January 8, 2015, between the Registrant and Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	10.3

10.17	Warrant, dated January 8, 2015, issued to Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	4.1
10.18#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-194442	March 10, 2014	10.16
10.19	Warrant to purchase shares of Series B Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank	S-1	333-194442	March 10, 2014	10.18
10.20	Form of Stock Purchase Warrant of the Registrant to purchase shares of Series C Convertible Preferred Stock	S-1	333-194442	March 10, 2014	10.19
10.21	Preferred Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued by the Registrant to Lighthouse Capital Partners VI, L.P., as amended	S-1	333-194442	March 10, 2014	10.20
10.22#	Amended and Restated Employment Agreement dated March 27, 2015 between the Registrant and Christopher D. T. Guiffre	S-1	333-202917	March 30, 2015	10.26
10.23	Lease, dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-Q	001-36395	August 6, 2015	10.1
10.24#	Consulting Agreement, dated May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	August 6, 2015	10.2
10.25#	Employment Agreement, dated September 4, 2015, between the Registrant and Adrian Senderowicz, M.D.	10-Q	001-36395	November 16, 2015	10.3
10.26#	Employment Agreement, dated September 23, 2014, between the Registrant and Alejandra V. Carvajal					X
10.27#	Amendment to Employment Agreement dated December 1, 2015, between the Registrant and Alejandra V. Carvajal					X
10.28#	Stock Option Agreement and Contingent Consideration Award Agreement, dated March 31, 2013, between the Registrant and Alan Crane	S-1	333-194442	March 10, 2014	10.24
10.29#	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between the Registrant and Alan Crane	10-Q	001-36395	November 13, 2014	10.4
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.