Form 10-Q
period 2016-03-31
Cerulean Pharma Inc.
filed 2016-05-02
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(781) 996-4300

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on April 25, 2016: 27,363,965

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$60,515	$75,908
Accounts receivable, prepaid expenses, and other current assets	1,586	1,394
Total current assets	62,101	77,302
Property and equipment, net	693	576
Other assets	230	347
Total	$63,024	$78,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$7,832	$7,652
Accounts payable	2,190	2,226
Accrued expenses	5,559	6,459
Total current liabilities	15,581	16,337
Long-term liabilities:
Loan payable, net of current portion	10,687	12,672
Other long-term liabilities	773	473
Total long-term liabilities	11,460	13,145
Commitments
Stockholders’ equity:
Preferred stock $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 27,363,965 and 27,346,780 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	210,897	210,115
Accumulated deficit	(174,917)	(161,375)
Total stockholders’ equity	35,983	48,743
Total	$63,024	$78,225

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
Research and development	9,770	5,021
General and administrative	3,118	2,681
Total operating expenses	12,888	7,702
Other income (expense):
Interest income	16	3
Interest expense	(663)	(721)
Other expense	(7)	(8)
Total other expense, net	(654)	(726)
Net loss attributable to common stockholders	$(13,542)	$(8,428)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.49)	$(0.41)
Weighted-average common shares outstanding:
Basic and diluted	27,362,643	20,350,557

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,542)	$(8,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	741	440
Noncash rent expense	124	(6)
Depreciation and amortization	61	41
Amortization of debt discount and deferred financing costs	127	515
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(192)	(120)
Accounts payable	141	378
Accrued expenses	(724)	(761)
Net cash used in operating activities	(13,260)	(7,941)
Cash flows from investing activities:
Purchases of property and equipment	(359)	(29)
Decrease in restricted cash	117	—
Net cash used in investing activities	(242)	(29)
Cash flows from financing activities:
Proceeds from sale of common stock	41	2,411
Proceeds from issuance of loans payable	—	15,000
Payments on loans payable	(1,932)	(3,921)
Cash paid for debt issuance costs	—	(359)
Cash paid for deferred financing costs	—	(19)
Net cash (used in) provided by financing activities	(1,891)	13,112
Net increase in cash and cash equivalents	(15,393)	5,142
Cash and cash equivalents — Beginning of period	75,908	51,174
Cash and cash equivalents — End of period	$60,515	$56,316
Supplemental cash flow information — Interest paid	$372	$163

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005, as a Delaware corporation and is located in Waltham, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases.

Basis of Presentation — The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Cerulean Pharma Australia Pty Ltd, a wholly owned Australian-based proprietary limited company. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2015, and notes thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 10, 2016 (the “2015 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2016, are not indicative of the results for the year ending December 31, 2016, or for any future period.

The Company has an accumulated deficit of $174.9 million at March 31, 2016. The Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2014 and a follow-on offering completed in 2015. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. Accordingly, the Company will continue to depend on its ability to raise capital through equity and debt issuances and/or through strategic partnerships. The Company expects to continue to incur significant expenses and increasing operating losses for at least several years.  The Company believes that its cash and cash equivalents as of March 31, 2016, will be able to fund operating expenses, debt service and capital expenditure requirements for at least twelve months from the filing date of this Quarterly Report on Form 10-Q.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in the 2015 10-K.

Recent Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”), which provides new accounting guidance on leases.  ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following potentially dilutive securities that were outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of March 31,
	2016	2015
Options to purchase common stock	3,991,586	2,660,498
Warrants to purchase common stock	300,564	300,564
4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Accrued clinical trial costs	$2,579	$2,631
Accrued contract manufacturing expenses	1,404	945
Accrued compensation and benefits	749	1,864
Accrued interest	116	136
Other accrued expenses	711	883
Total accrued expenses	$5,559	$6,459

5.	LOAN AGREEMENTS

On January 8, 2015 (the “Closing Date”), the Company entered into a term loan facility of up to $26.0 million (the “Term Loan”) with Hercules Technology Growth Capital, Inc. (“Hercules”). The proceeds were used to repay the Company’s existing term loan facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse Capital”) and for general corporate and working capital purposes.  At March 31, 2016 and December 31, 2015, the Company had $19.1 million and $21.0 million, respectively, outstanding under the Term Loan.

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

The Term Loan will mature on July 1, 2018. Each advance under the Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Term Loan provided for interest-only payments on a monthly basis until December 31, 2015. Thereafter, payments are payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. The Company may prepay the Term Loan in whole or in part upon seven business days’ prior written notice to Hercules. Any such prepayment of the Term Loan is subject to a prepayment charge of 2.0% if such prepayment occurs after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date, or 1.0% thereafter. Amounts outstanding during an event of default are payable upon Hercules’ demand and shall accrue interest at an additional rate of 5.0% per annum of the past due amount outstanding. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules. The amount of the end of term charge is being accrued over the loan term as interest expense.

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

In connection with the loan and security agreement with Lighthouse Capital, the Company issued Lighthouse Capital a warrant to purchase a maximum of 66,436 shares of the Company’s Series D Preferred Stock, at an exercise price of $12.04 per share and with an expiration date 10 years from the date of issue (December 2021).  The Company determined the fair value of the warrant at the end of each reporting period using the Black-Scholes option pricing model until the warrant converted to a warrant to purchase 66,436 shares of common stock upon the completion of the Company’s initial public offering.  The value of the warrant was recorded as a discount to the loan and was being amortized as interest expense using the effective interest method over the 36-month repayment term.  The unamortized discount relating to the warrants, or $0.2 million, was expensed as interest expense upon repayment of the loan in January 2015.

6.	STOCK-BASED COMPENSATION

In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

Stock Options

A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the three months ended March 31, 2016 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	3,454,926	$5.39	8.9	$—
Granted	547,070	2.98
Exercised	—	—
Forfeited	(10,410)	4.88
Outstanding — March 31, 2016	3,991,586	$5.06	8.8	$19
Options expected to vest — March 31, 2016	2,695,996	$4.79	9.3	$18
Options exercisable — March 31, 2016	1,159,945	$5.72	7.7	$—

The weighted-average per share grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $1.70 and $5.07, respectively.

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

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $691,000 and $420,000 for the three months ended March 31, 2016 and 2015, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Expected life	5.9-6.1 years	6 years
Risk-free interest rate	1.31%-1.89%	1.45%-1.69%
Expected volatility	61%	61%-63%
Expected dividend rate	—%	—%

The Company recorded stock-based compensation expense related to nonemployee awards of $38,000 and $20,000 for the three months ended March 31, 2016 and 2015, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The Black-Scholes assumptions used to estimate fair value for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Expected life	6.9-9.7 years	8 years
Risk-free interest rate	1.7%-2.0%	1.86%
Expected volatility	60%-61%	62%
Expected dividend rate	—%	—%

Employee Stock Purchase Plan

The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 of each year.  The first offering period under the ESPP opened on July 1, 2015.  During the three months ended March 31, 2016, 17,185 shares of common stock were purchased under the ESPP at a price of $2.38 per share.  The stock-based compensation expense related to the ESPP for the three months ended March 31, 2016 was $12,000.  There was no stock-based compensation related to the ESPP recorded for the three months ended March 31, 2015.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2016 and December 31, 2015, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Money market funds	$59,341	$—	$59,341	$—
December 31, 2015
Money market funds	$75,325	$—	$75,325	$—

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

Our platform has generated two clinical-stage NDCs.  Our first platform-generated clinical candidate, CRLX101, is in Phase 2 clinical development in patients with renal cell carcinoma, or RCC, and in Phase 2 and Phase 1b clinical development in patients with ovarian cancer in combination with Avastin® (bevacizumab) and paclitaxel, respectively. The United States Food and Drug Administration, or FDA, has granted CRLX101 fast track designation in combination with Avastin in metastatic RCC and orphan drug designation for the treatment of ovarian cancer.  Our second platform-generated clinical candidate, CRLX301, is currently in Phase 1/2a clinical development.  We intend to generate additional candidates, alone and potentially in collaboration with partners.

We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and investigator-sponsored trials, or ISTs.  Our two lead indications are RCC, or kidney cancer, and ovarian cancer.  We are conducting a Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.  We refer to this trial as the RCC Trial.  We completed enrollment of the trial in October 2015 and we expect to announce top-line data in the third quarter of 2016.

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

We are conducting a Phase 1b single-arm company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG Foundation, Inc. (formerly known as the Gynecologic Oncology Group), or GOG.  This Phase 1b multi-center, open-label, dose-escalation study combines CRLX101 with weekly paclitaxel in up to 24 patients with recurrent or persistent epithelial ovarian, fallopian tube or primary peritoneal cancer. The trial is designed to identify the maximum tolerated dose as well as pharmacokinetics, safety and tolerability of CRLX101 in combination with weekly paclitaxel.  We will also evaluate preliminary evidence of efficacy. In April 2016, we announced the determination of the maximum tolerated dose, or MTD, and recommended Phase 2 dose for this combination to be 15 mg/m2 for CRLX101 administered every other week and 80 mg/m2 for weekly paclitaxel administered 3 weeks on/1 week off.

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

Our second platform-generated NDC clinical candidate, CRLX301, is an NDC with docetaxel as its anti-cancer payload. CRLX301 is designed to concentrate in tumors and slowly release docetaxel inside tumor cells.  We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules. We explored tolerability of dose ranges when the drug candidate was administered once every three weeks and have determined an MTD for this dosing schedule. We are also exploring a weekly dosing schedule to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of our operations. We have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through March 31, 2016, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from the sale of shares of our common stock in April 2015 in an underwritten public offering, or Secondary Offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $21.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and the Hercules Loan Agreement, respectively.

We have never been profitable and have incurred significant operating losses since our incorporation. As of March 31, 2016, we had an accumulated deficit of $174.9 million. We incurred net losses of approximately $13.5 million and $8.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

To date, our only revenue has consisted of a government tax credit that we received in 2010 and payments in each of the years from 2011 through 2014 from material transfer agreements and/or a research agreement.

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
CRLX101	$6,755	$3,342
CRLX301	2,101	888
Dynamic Tumor Targeting Platform	620	448
Overhead	294	343
Total research and development expense	$9,770	$5,021

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development.  We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and ISTs.  Our leading CRLX101 development programs are:

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

Additional trials involving CRLX101 are also ongoing, including a Phase 1b/2 IST in patients with locally advanced rectal cancer and a Phase 1b company-sponsored trial exploring a dose-intensive schedule for CRLX101 in patients with solid tumors.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in our executive, finance, business development, marketing, legal, information technology and human resources functions. Other general and administrative expenses include patent filing, patent prosecution, professional fees for legal, insurance, consulting, information technology, auditing and tax services and facility costs not otherwise included in research and development expenses.

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

•	we may begin to incur expenses related to sales and marketing of our NDCs in anticipation of commercial launch before we receive regulatory approval of an NDC.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

Interest Expense

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Hercules Loan Agreement.  Interest expense in 2015 also included the write off of debt discount and deferred financing costs associated with the repayment of the debt incurred under the Lighthouse Loan Agreement.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2016	2015	Dollar	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	9,770	5,021	4,749	95%
General and administrative	3,118	2,681	437	16%
Loss from operations	(12,888)	(7,702)	(5,186)	67%
Other expense, net	(654)	(726)	72	(10)%
Net loss	$(13,542)	$(8,428)	$(5,114)	61%

Research and development. Research and development expense for the three months ended March 31, 2016, was $9.8 million compared to $5.0 million for the three months ended March 31, 2015, an increase of $4.8 million, or 95%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the three months ended March 31, 2016 and 2015, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2016	2015	Dollar	%
CRLX101	$6,755	$3,342	$3,413	102%
CRLX301	2,101	888	1,213	137%
Dynamic Tumor Targeting Platform	620	448	172	38%
Overhead	294	343	(49)	-14%
Total research and development expense	$9,770	$5,021	$4,749	95%

For the three months ended March 31, 2016, CRLX101 program expenses increased by $3.5 million, or 102%, to $6.8 million compared to $3.3 million for the three months ended March 31, 2015.  The increase in CRLX101 program expenses was primarily attributable to chemistry, manufacturing, and controls, or CMC, costs combined with costs associated with our ongoing clinical trials.  CMC costs increased $2.1 million reflecting increased activity to support current and future clinical development of CRLX101.  Clinical trial expenses increased $1.2 million reflecting an increase in CRO fees, investigator fees and costs associated with clinical sites and laboratories. Salary and benefits expenses increased $0.2 million reflecting increased headcount to support the CRLX101 program and the clinical trials.

For the three months ended March 31, 2016, CRLX301 program expenses increased $1.2 million, or 137%, to $2.1 million compared to $0.9 million for the three months ended March 31, 2015.  The increase in CRLX301 program expense was primarily due to costs associated with supporting the program combined with costs associated with the Phase 1/2a clinical trial that we initiated in December 2014. Salary and benefits expenses increased $0.6 million compared to the prior year reflecting increased headcount to support the CRLX301 program and the clinical trials.  CRLX301 clinical trial expenses increased by $0.3 million for the three months ended March 31, 2016, compared to the prior year primarily due to CRO and laboratory costs. CMC costs increased $0.3 million reflecting increased activity to support current and future clinical development of CRLX301.

Expenses associated with our Dynamic Tumor Targeting Platform were $0.6 million for the three months ended March 31, 2016, an increase of $0.2 million, or 38%, compared to $0.4 million for the three months ended March 31, 2015.  The increase was primarily due to increased headcount in new discovery research combined with increases in consulting and lab costs. Overhead costs decreased $49,000, or 14%, to $0.3 million for the three months ended March 31, 2016.  The decrease was primarily attributable to a decrease in facility costs.

General and administrative. General and administrative expense for the three months ended March 31, 2016, was $3.1 million compared to $2.7 million for the three months ended March 31, 2015, an increase of $0.4 million, or 16%. The increase in general and administrative costs was primarily due to the growth in our corporate infrastructure to support a larger public company.  Salaries and benefits, including stock-based compensation, increased $0.2 million for the three months ended March 31, 2016, reflecting increases in finance and accounting, legal, information technology and corporate communications.  Professional and consulting fees increased $0.1 million and other general and administrative expenses increased $0.1 million for the three months ended March 31, 2016, compared to the prior year due to our overall growth supporting our corporate infrastructure.

Other expense, net. Other expense, net for the three months ended March 31, 2016 and 2015, was $0.7 million.  For the three months ended March 31, 2016 and 2015, other expense, net, was primarily interest expense associated with the Hercules Loan Agreement, including $0.1 million for the amortization of debt discount and deferred financing costs.  For the three months ended March 31, 2015, interest expense included $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement.

Liquidity and Capital Resources

From our incorporation through March 31, 2016, we raised an aggregate of $230.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock in private placements, $59.9 million was from the IPO, $37.2 million was from the Secondary Offering, $17.3 million was from the sale of convertible promissory notes, $31.0 million was from borrowings under loan and security agreements and $1.0 million was from the private placement of our common stock to Hercules. As of March 31, 2016, we had cash and cash equivalents of approximately $60.5 million.

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

The Hercules Loan Agreement is secured by substantially all of our assets other than our intellectual property. We have also granted Hercules a negative pledge with respect to our intellectual property, which, among other things, restricts our ability to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in or otherwise encumber our intellectual property, subject to certain exceptions. The Hercules Loan Agreement includes restrictive covenants that may restrict our ability to obtain further debt or equity financing.

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

We believe that our cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses, debt service and capital expenditures into the second quarter of 2017.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(13,260)	$(7,941)
Net cash used in investing activities	(242)	(29)
Net cash (used in) provided by financing activities	(1,891)	13,112
Net (decrease) increase in cash and cash equivalents	$(15,393)	$5,142

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $13.3 million for the three months ended March 31, 2016, compared to $7.9 million for the three months ended March 31, 2015, an increase of $5.4 million, or 67%. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $5.2 million, an increase in cash paid for interest of $0.2 million and components of working capital of $0.3 million, partially offset by an increase in stock compensation expense of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2016, compared to $29,000 for the three months ended March 31, 2015. For the three months ended March 31, 2016, cash used in investing activities included a $0.1 million decrease in restricted cash used to collateralize a stand-by letter of credit issued as a security deposit on our former facility lease.  Cash used in investing activities for the purchase of lab equipment and employee computers increased $0.2 million to $0.2 million for the three months ended March 31, 2016, compared to $29,000 for the three months ended March 31, 2015.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2016, compared to net cash provided by financing activities of $13.1 million for the three months ended March 31, 2015. Net cash used in financing activities for the three months ended March 31, 2016 was due to the payments of $1.9 million under the Hercules Loan Agreement.  Net cash provided by financing activities for the three months ended March 31, 2015 was primarily due to net proceeds of $15.0 million from our initial borrowing under the Hercules Loan Agreement, proceeds of $1.0 million from the sale of our common stock in a private placement to Hercules and proceeds of $1.4 million from the exercise of stock options.  Net cash provided by financing activities for the three months ended March 31, 2015, was reduced by $3.9 million paid to repay in full the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.4 million.

Contractual Obligations and Contingent Liabilities

As of March 31, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” or, ASU 2016-09. ASU 2016-09 is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” or, ASU 2016-02, which provides new accounting guidance on leases.  ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, or ASU 2014-15. ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents, including restricted cash, of approximately $60.7 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. As of March 31, 2016, we were also subject to interest rate risk from our indebtedness under the Hercules Loan Agreement that accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%.  A 10% increase in interest rates at March 31, 2016, would not have a material effect on our annual interest expense.

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

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

We believe that our cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses, debt service and scheduled capital expenditures into the second quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our loan and security agreement with Lighthouse Capital Partners VI, L.P.  On November 24, 2015 we drew an additional tranche of $6.0 million under the Hercules Loan Agreement. As of March 31, 2016, we had approximately $20.6 million in outstanding indebtedness under the Hercules Loan Agreement.

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

Since incorporation, we have incurred significant operating losses. As of March 31, 2016, we had an accumulated deficit of $174.9 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

Companies with marketed nanotechnology-based oncology products include Celgene Corporation (Abraxane) indicated for breast cancer, NSCLC and pancreatic cancer), Janssen Products, LP (Doxil indicated for ovarian cancer and, in combination with Velcade® (bortezomib), for multiple myeloma), Merrimack Pharmaceuticals, Inc. (Onivyde™ (irinotecan liposomal injection) indicated for pancreatic and colorectal cancer), Spectrum Pharmaceuticals, Inc. (Marqibo ® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia) and. Companies with nanotechnology-based oncology product candidates in clinical development include, without limitation, BIND Therapeutics, Inc. (BIND 014 for squamous NSCLC, urothelial carcinoma, cholangiocarcinoma, cervical cancer and squamous cell carcinoma of the head and neck),  Celator Pharmaceuticals, Inc. (CPX-351 for acute myeloid leukemia), Celsion Corporation (ThermoDox® (lyso-thermosensitive liposomal doxorubicin) for liver cancer and breast cancer), Cytimmune Sciences, Inc. (CYT-6091 for NSCLC), Cristal Delivery B.V. d/b/a Cristal Therapeutics (CriPec® docetaxel for oncology), Nektar Therapeutics (NKTR102 for solid tumors), Nippon Kayku Seizo Co., Ltd. (NK105 in breast cancer), Starpharma Holdings Ltd. (DEP® docetaxel for oncology), and Supratek Pharma Inc. (SP1049C for solid tumors).

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

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. For example, in March 2014, Calando entered Chapter 7 bankruptcy and, as a result, the intellectual property rights we have obtained from Calando are subject to potential risks that may arise in connection with bankruptcy. For instance, while our ability to develop and/or commercialize our current product candidates and our ability to utilize our platform are not dependent on the rights that we license from Calando, our license agreements with Calando could be rejected in connection with Calando’s bankruptcy, in which case, we could, subject to elections and other rights and defenses that may be available to us, lose certain rights granted to us under such licenses.  In March 2015, the bankruptcy court granted Calando’s bankruptcy trustee’s application to retain a broker to help sell Calando’s rights in certain assets including its rights in the license agreements with Cerulean. We reserved our rights with respect to any such sale. The bankruptcy trustee has obtained numerous extensions to the deadline to reject, assume or assume and assign executory contracts including our license agreements. The trustee’s next deadline is August 11, 2016.

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

Our stock price has been and may in the future be volatile. From April 10, 2014 to March 31, 2016, the closing price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.87 per share to a low of $1.92 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We believe that as of March 31, 2016, our executive officers and directors and their affiliates beneficially owned 28.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of March 31, 2016, there were 3,991,586 shares subject to outstanding options.  In August 2014, we registered all of these shares under the Securities Act on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of March 31, 2016, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

We completed the initial public offering, or IPO, of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-194442), which was declared effective by the SEC on April 10, 2014.  The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $59.9 million.

As of March 31, 2016, we have used approximately $56.3 million of the net proceeds from our IPO, primarily to fund the clinical development of CRLX101, to fund research and development of CRLX301 and for working capital and other general corporate purposes. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities in accordance with our investment policy.  There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: May 2, 2016	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: May 2, 2016	By:	/S/ Gregg Beloff
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