Form 10-Q
period 2016-06-30
Cerulean Pharma Inc.
filed 2016-08-04
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on August 1, 2016: 27,384,492

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$47,193	$75,908
Accounts receivable, prepaid expenses, and other current assets	1,729	1,394
Total current assets	48,922	77,302
Property and equipment, net	740	576
Other assets	230	347
Total	$49,892	$78,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$8,017	$7,652
Accounts payable	1,593	2,226
Accrued expenses	4,852	6,459
Total current liabilities	14,462	16,337
Long-term liabilities:
Loan payable, net of current portion	8,649	12,672
Other long-term liabilities	941	473
Total long-term liabilities	9,590	13,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 27,363,965 and 27,346,780 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	211,613	210,115
Accumulated deficit	(185,776)	(161,375)
Total stockholders’ equity	25,840	48,743
Total	$49,892	$78,225

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$-
Operating expenses:
Research and development	7,522	6,678	17,292	11,699
General and administrative	2,773	2,717	5,891	5,398
Total operating expenses	10,295	9,395	23,183	17,097
Other income (expense):
Interest income	25	1	41	4
Interest expense	(597)	(513)	(1,260)	(1,234)
Other income (expense)	8	—	1	(8)
Total other expense, net	(564)	(512)	(1,218)	(1,238)
Net loss attributable to common stockholders	$(10,859)	$(9,907)	$(24,401)	$(18,335)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.40)	$(0.37)	$(0.89)	$(0.78)
Weighted-average common shares outstanding:
Basic and diluted	27,363,965	26,690,673	27,363,304	23,504,303

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,401)	$(18,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,457	896
Noncash rent expense	134	(13)
Depreciation and amortization	127	83
Amortization of debt discount and deferred financing costs	242	791
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(334)	532
Accounts payable	(458)	503
Accrued expenses	(1,272)	(195)
Net cash used in operating activities	(24,501)	(15,738)
Cash flows from investing activities:
Purchases of property and equipment	(472)	(107)
Decrease (increase) in restricted cash	117	(230)
Net cash used in investing activities	(355)	(337)
Cash flows from financing activities:
Proceeds from sale of common stock	41	2,472
Proceeds from public stock offering, net of issuance costs	—	37,185
Proceeds from issuance of loans payable	—	15,000
Payments on loans payable	(3,900)	(3,921)
Cash paid for debt issuance costs	—	(359)
Net cash (used in) provided by financing activities	(3,859)	50,377
Net (decrease) increase in cash and cash equivalents	(28,715)	34,302
Cash and cash equivalents — Beginning of period	75,908	51,174
Cash and cash equivalents — End of period	$47,193	$85,476
Supplemental cash flow information — Interest paid	$708	$443

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2016, are not indicative of the results for the year ending December 31, 2016, or for any future period.

As a clinical stage entity, the Company has incurred historical operating losses resulting in an accumulated deficit of $185.8 million at June 30, 2016. The Company expects to continue to incur significant expenses and increasing operating losses for at least several years.  To date, the Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2014 and a follow-on offering completed in 2015. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. Accordingly, the Company will continue to depend on its ability to raise capital through equity and debt issuances and/or through strategic partnerships. The Company believes its cash and cash equivalents of approximately $47.2 million at June 30, 2016, are sufficient to fund its planned operations into the second quarter of 2017 and it has the ability to reduce or defer operating expenses as may be needed to fund its operations into the third quarter of 2017.  The Company will need to raise additional capital to continue to fund its long-term operations.  Should its operating plan change further, or prove to be inaccurate, then the Company will be required to reassess its operating capital needs.  However, there can be no assurance that the Company will have the cash resources to fund its operating plan or that additional funding will be available on terms acceptable to it, or at all.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in the 2015 10-K.

Recent Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

The following potentially dilutive securities that were outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of June 30,
	2016	2015
Options to purchase common stock	4,145,988	2,989,627
Warrants to purchase common stock	300,564	300,564
4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Accrued clinical trial costs	$1,789	$2,631
Accrued contract manufacturing expenses	1,016	945
Accrued compensation and benefits	1,234	1,864
Accrued interest	104	136
Other accrued expenses	709	883
Total accrued expenses	$4,852	$6,459

5.	LOAN AGREEMENTS

On January 8, 2015, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) to borrow up to $26.0 million (the “Hercules Loan Agreement”). The proceeds were used to repay the Company’s then-existing term loan facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse Capital”) and for general corporate and working capital purposes.  At June 30, 2016 and December 31, 2015, the Company had $17.1 million and $21.0 million, respectively, outstanding under the Hercules Loan Agreement.

The Hercules Loan Agreement will mature on July 1, 2018. Each advance under the Hercules Loan Agreement accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%. The Hercules Loan Agreement provided for interest-only payments on a monthly basis until December 31, 2015. Thereafter, payments are payable monthly in equal installments of principal and interest to fully amortize the outstanding principal over the remaining term of the loan, subject to recalculation upon a change in the prime rate. Failure to make payments or comply with other covenants as stated in the Hercules Loan Agreement could result in an event of default and acceleration of amounts due. In such case, the Company may not be able to make accelerated payments, and Hercules could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of the Company’s assets other than its intellectual property. At the end of the loan term (whether at maturity, by prepayment in full or otherwise), the Company shall pay a final end of term charge to Hercules in the amount of 6.7% of the aggregate original principal amount advanced by Hercules. The amount of the end of term charge is being accrued over the loan term as interest expense.

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

Stock Options

The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the six months ended June 30, 2016 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	3,454,926	$5.39	8.9	$—
Granted	707,070	$2.78
Exercised	—	—
Forfeited	(16,008)	$4.46
Outstanding — June 30, 2016	4,145,988	$4.95	8.6	$7
Options expected to vest — June 30, 2016	2,619,425	$4.57	9.1	$7
Options exercisable — June 30, 2016	1,394,581	$5.68	7.6	$—

The weighted-average per share grant date fair value of options granted during the six months ended June 30, 2016 and 2015 was $1.31 and $2.44, respectively.

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

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $690,000 and $403,000 for the three months ended June 30, 2016 and 2015, respectively, and $1.4 million and $823,000 for the six months ended June 30, 2016 and 2015, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life	5.5 years	5.4-6.1 years	5.5-6.1 years	5.4-6.1 years
Risk-free interest rate	1.2%	1.8%-2.0%	1.2%-1.9%	1.5%-2.0%
Expected volatility	61%	61%	61%	61%-63%
Expected dividend rate	—%	—%	—%	—%

The Company recorded stock-based compensation expense related to nonemployee awards of $14,000 and $53,000 for the three months ended June 30, 2016 and 2015, respectively and $52,000 and $73,000 for the six months ended June 30, 2016 and 2015, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The fair value of the grants is being expensed over the vesting period of the options on a straight-line basis as the services are being provided.  The Black-Scholes assumptions used to estimate fair value for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life	9.0-9.6 years	10 years	6.9-9.7 years	10 years
Risk-free interest rate	1.7%-2.0%	2.2%-2.3%	1.7%-2.0%	2.2%-2.3%
Expected volatility	61%	59%	60%-61%	59%
Expected dividend rate	—%	—%	—%	—%

There were no nonemployee stock option awards granted during the six months ended June 30, 2016.  During the six months ended June 30, 2015, the Company granted nonemployee stock options to purchase 180,000 shares of the Company’s common stock.  The weighted-average exercise price and the weighted-average grant date fair value of nonemployee stock options granted for the six months ended June 30, 2015 was $5.30 per share and $3.07 per share, respectively.

Employee Stock Purchase Plan

The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 of each year.  The first offering period under the ESPP opened on July 1, 2015.  During the six months ended June 30, 2016, 17,185 shares of common stock were purchased under the ESPP at a price of $2.38 per share.  The stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2016 was $12,000 and $24,000, respectively.  There was no stock-based compensation related to the ESPP recorded for the three and six months ended June 30, 2015.

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

Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2016 and December 31, 2015, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Money market funds	$46,616	$—	$46,616	$—
December 31, 2015
Money market funds	$75,325	$—	$75,325	$—

The Company believes that its debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.  The Company’s debt obligations are Level 2 measurements in the fair value hierarchy.

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

Our platform has generated two clinical-stage NDCs.  Our first platform-generated clinical candidate, CRLX101, is in Phase 2 clinical development in patients with relapsed renal cell carcinoma, or RCC, and in relapsed ovarian cancer, and in other earlier stage clinical trials.  In April 2015, the United States Food and Drug Administration, or FDA, granted CRLX101 fast track designation in combination with Avastin in metastatic RCC, and in July 2016 the FDA granted CRLX101 fast track designation in combination with paclitaxel for the treatment of platinum-resistant ovarian carcinoma, fallopian tube or primary peritoneal cancer. In May 2015, the FDA also granted CRLX101 orphan drug designation for the treatment of ovarian cancer.  Our second platform-generated clinical candidate, CRLX301, is currently in Phase 1/2a clinical development.  We intend to generate additional candidates, alone and potentially in collaboration with partners.

We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical development programs that include company-sponsored trials and investigator-sponsored trials, or ISTs.  Our two lead indications are relapsed RCC and relapsed ovarian cancer.  In relapsed RCC, we are conducting a Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.  We refer to this trial as the RCC Trial.  We completed enrollment in October 2015 and expect to announce top-line data from the RCC Trial in the third quarter of 2016.  In July 2016, we decided to amend the primary endpoint of the RCC Trial, so that progression free survival, or PFS, is assessed by independent radiologic review. Before this amendment, the primary endpoint of the RCC Trial was PFS as assessed by investigators, according to Response Evaluation Criteria In Solid Tumors, or RECIST, version 1.1.  The amendment makes investigator-assessed PFS a secondary endpoint.

We have two ongoing trials in relapsed ovarian cancer.  We are conducting a Phase 1b/2 company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG Foundation, Inc. (formerly known as the Gynecologic Oncology Group), or GOG.  This Phase 1b/2 multi-center, open-label study combines CRLX101 with weekly paclitaxel in approximately 40 patients with recurrent or persistent epithelial ovarian, fallopian tube or primary peritoneal cancer. The Phase 1b portion of this clinical trial was designed to identify the maximum tolerated dose, or MTD, as well as pharmacokinetics, safety, tolerability and preliminary signals of efficacy of CRLX101 in combination with weekly paclitaxel.  In April 2016, we announced the determination of the MTD and recommended Phase 2 dose for this combination to be 15 mg/m2 for CRLX101 administered every other week and 80 mg/m2 for weekly paclitaxel administered three weeks on and one week off.  The Phase 2 expansion portion of this clinical trial is ongoing and will assess the overall response rate in patients with recurrent platinum resistant epithelial ovarian, fallopian tube or primary peritoneal cancer who previously received Avastin. We began enrolling patients into the Phase 2 expansion portion of this trial in July 2016.

A Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer is being conducted at Massachusetts General Hospital and affiliated Harvard University teaching hospitals. The monotherapy arm of the trial, in which 29 patients were enrolled, met its primary endpoint.  The results from the monotherapy arm led to the combination arm of this trial, which employs a two-stage design.  The first stage enrolled 18 patients and achieved the pre-defined criterion for advancement into the second stage, which showed improved activity relative to the monotherapy arm.  The second stage of this trial is ongoing.

We are also evaluating the combination of CRLX101 with Poly ADP ribose polymerase inhibitors, or PARP inhibitors. PARP inhibitors, such as LYNPARZA™ (olaparib), hinder a cell’s ability to repair single-strand DNA breaks. Topo 1 inhibitors, such as CRLX101, create persistent single-strand DNA breaks, and preclinical experiments have shown that PARP inhibition potentiates the DNA damage resulting from topo 1 inhibition.  PARP-topo 1 combinations have traditionally been limited by toxicity.  However, we believe our NDC platform may enable a therapeutic PARP-topo 1 combination because NDC’s are designed to concentrate anti-cancer payloads inside tumor cells and spare healthy tissue.  Preclinical data generated by AstraZeneca AB, or AstraZeneca, with a LYNPARZA-CRLX101 combination demonstrated a synergistic anti-tumor effect from targeting two validated pathways.  Based on this data, in November 2015, we entered into a collaboration agreement with the National Cancer Institute, or the NCI, and AstraZeneca to study the LYNPARZA-CRLX101 combination in human clinical trials.

In May 2016, we announced that the first patient was dosed in an open-label, single center Phase 1/2 clinical trial of CRLX101 in combination with LYNPARZA in patients with advanced solid tumors. This trial is being conducted by the NCI.  We believe that with our NDC and the work AstraZeneca has done to define a clinical dose and schedule, we may be able to develop an effective and tolerable LYNPARZA-CRLX101 combination.  The Phase 1 portion of this clinical trial will enroll up to 30 patients with advanced solid tumors that are resistant or refractory to standard therapy. The trial is designed to identify the MTD, or recommended Phase 2 dose, of CRLX101 when combined with LYNPARZA, and to provide additional data on pharmacokinetics, pharmacodynamics and safety. The Phase 2a portion will evaluate the efficacy of this combination in relapsed small cell lung cancer patients dosed at the identified recommended Phase 2 dose and schedule.

Our second platform-generated NDC clinical candidate, CRLX301, is an NDC with docetaxel as its anti-cancer payload. CRLX301 is designed to concentrate in tumors and slowly release docetaxel inside tumor cells.  We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules.  In the Phase 1 stage of the clinical trial we explored tolerability of dose ranges when the drug candidate was administered once every three weeks and have determined an MTD for this dosing schedule.  We are also exploring a weekly dosing schedule as part of the Phase 1 stage to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule.

In June 2016, we announced that we had dosed the first patient in the Phase 2a stage of this clinical trial, evaluating a once every three weeks dosing schedule. The Phase 2a expansion includes two stages. In Stage 1 we plan to enroll up to eight patients in each dosing schedule. This stage of the trial is designed to further establish the safety and tolerability of each dosing schedule and to provide additional data on pharmacokinetics, pharmacodynamics and antitumor activity. In Stage 2 we plan to enroll up to 36 additional patients with specific tumor types using the optimal dosing schedule.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of our operations. We have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through June 30, 2016, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from the sale of shares of our common stock in April 2015 in an underwritten public offering, or Secondary Offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $21.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and the Hercules Loan Agreement, respectively.

We have never been profitable and have incurred significant operating losses since our incorporation. As of June 30, 2016, we had an accumulated deficit of $185.8 million. We incurred net losses of approximately $24.4 million and $18.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CRLX101	$5,378	$5,030	$12,133	$8,372
CRLX301	1,116	827	3,217	1,715
Dynamic Tumor Targeting Platform	745	487	1,365	935
Overhead	283	334	577	677
Total research and development expense	$7,522	$6,678	$17,292	$11,699

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development in our two lead indications, relapsed RCC and relapsed ovarian cancer.  We are also pursuing development of CRLX101 in combination with anti-cancer therapies in other earlier stage clinical trials that include company-sponsored trials and ISTs.

Our leading CRLX101 development programs are:

•	Relapsed RCC:
-

We are conducting a Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.

•	Relapsed ovarian cancer:
-	We are conducting a Phase 1b/2 company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG.
-

We are also conducting a Phase 2 single-arm IST of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer at Massachusetts General Hospital and affiliated Harvard University teaching hospitals.

Additional trials involving CRLX101 are also ongoing, including a Phase 1b company-sponsored trial exploring a dose-intensive schedule for CRLX101 in patients with solid tumors, a Phase 1/2 clinical trial sponsored by the NCI, evaluating the combination of CRLX101 and LYNPARZA™ (olaparib) in patients with advanced solid tumors, and a Phase 1b/2 IST in patients with locally advanced rectal cancer.

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

CRLX301

We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules. In the Phase 1 stage of the clinical trial we explored tolerability of dose ranges when the drug candidate was administered once every three weeks and have determined an MTD for this dosing schedule. We are also exploring a weekly dosing schedule as part of the Phase 1 stage of the trial to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule. The Phase 2a expansion of this clinical trial includes two stages. Stage 1 is designed to further establish the safety and tolerability of each dosing schedule and to provide additional data on pharmacokinetics, pharmacodynamics and antitumor activity. Stage 2 will enroll additional patients with specific tumor types using the optimal dosing schedule.

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

The successful development of any of our NDCs is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and costs of the current or future preclinical studies or clinical trials of any of our NDCs or if, when or to what extent we will generate revenues from any commercialization and sale of any of our NDCs that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our NDCs. The duration, costs and timing of development of our NDCs will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing clinical trials;
•	a continued acceptable safety profile of any product candidate once approved;
•	the scope, progress, timing, results and costs of researching and developing our NDCs and conducting preclinical and clinical trials;
•	results from ongoing as well as any future clinical trials;
•	significant and changing government regulation in the United States and abroad;
•	the costs, timing and outcome of regulatory review or approval of our NDCs in the United States and abroad;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	our ability to raise additional capital, as and when needed;
•	establishment of arrangements with third party suppliers of raw materials and third party manufacturers of finished drug product;
•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our NDCs that we are developing or may develop in the future;
•	the emergence of competing technologies and products and other adverse market developments; and
•	the cost of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

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

As a result of the uncertainties discussed above, we are unable to determine when, or to what extent, we will generate revenues from the commercialization and sale of any of our NDCs. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data with respect to each NDC, our current financial condition, as well as our ongoing assessment of the NDCs’ commercial potential. We will need to raise additional capital in the future in order to complete the development and commercialization of CRLX101 and CRLX301 and to fund the development of our other NDCs, if any.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	Dollar	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	7,522	6,678	844	13%
General and administrative	2,773	2,717	56	2%
Loss from operations	(10,295)	(9,395)	(900)	10%
Total other expense, net	(564)	(512)	(52)	10%
Net loss	$(10,859)	$(9,907)	$(952)	10%

Research and development. Research and development expense for the three months ended June 30, 2016, was $7.5 million compared to $6.7 million for the three months ended June 30, 2015, an increase of $0.8 million, or 13%.  The following table summarizes our research and development expense by program for the three months ended June 30, 2016 and 2015, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2016	2015	Dollar	%
CRLX101	$5,378	$5,030	$348	7%
CRLX301	1,116	827	289	35%
Dynamic Tumor Targeting Platform	745	487	258	53%
Overhead	283	334	(51)	-15%
Total research and development expense	$7,522	$6,678	$844	13%

For the three months ended June 30, 2016, CRLX101 program expenses increased by $0.4 million, or 7%, to $5.4 million compared to $5.0 million for the three months ended June 30, 2015.  The increase in CRLX101 program expenses was primarily attributable to chemistry, manufacturing, and controls, or CMC, for which costs increased $1.2 million, reflecting increased production and activity to support current and future clinical development of CRLX101.  Salary and benefits expenses also increased $0.5 million, reflecting increased headcount, and consulting and other operating costs increased $0.2 million to support the CRLX101 program and the CRLX101 clinical trials.  These increases were partially offset by a decrease of $1.6 million in clinical trial expenses, reflecting lower CRO fees, investigator fees and costs associated with clinical sites and laboratories primarily attributable to our RCC Trial.

For the three months ended June 30, 2016, CRLX301 program expenses increased $0.3 million, or 35%, to $1.1 million compared to $0.8 million for the three months ended June 30, 2015.  The increase in CRLX301 program expense was primarily attributable to an increase of $0.2 million in CMC costs to support current and future clinical development of CRLX301and an increase of $0.1 million in salary and benefits expenses reflecting increased headcount to support the CRLX301 program and the CRLX301 clinical trials.

Expenses associated with our Dynamic Tumor Targeting Platform were $0.7 million for the three months ended June 30, 2016, an increase of $0.2 million, or 53%, compared to $0.5 million for the three months ended June 30, 2015.  The increase was primarily due to increased salary and benefits expenses combined with increases in consulting and external lab costs. Overhead costs decreased $51,000, or 15%, to $0.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The decrease was primarily attributable to a decrease in facility costs.

General and administrative. General and administrative expense for the three months ended June 30, 2016, was $2.8 million compared to $2.7 million for the three months ended June 30, 2015, an increase of $0.1 million, or 2%. The increase in general and administrative costs was primarily attributable to an increase in salary and benefits expenses of $0.2 million, partially offset by a decrease of $0.1 million in facility costs and other general and administrative costs.

Other expense, net. Other expense, net for the three months ended June 30, 2016, was $0.6 million, an increase of $0.1 million, or 10%, compared to $0.5 million for the three months ended June 30, 2015.  For the three months ended June 30, 2016 and 2015, other expense, net, was primarily interest expense associated with the Hercules Loan Agreement, including $0.1 million for the amortization of debt discount and deferred financing costs.

Comparison of Six Months Ended June 30, 2016 and 2015 (Unaudited)

The following table summarizes our consolidated results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2016	2015	Dollar	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	17,292	11,699	5,593	48%
General and administrative	5,891	5,398	493	9%
Loss from operations	(23,183)	(17,097)	(6,086)	36%
Total other expense, net	(1,218)	(1,238)	20	(2)%
Net loss	$(24,401)	$(18,335)	$(6,066)	33%

Research and development. Research and development expense for the six months ended June 30, 2016, was $17.3 million compared to $11.7 million for the six months ended June 30, 2015, an increase of $5.6 million, or 48%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the six months ended June 30, 2016 and 2015, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2016	2015	Dollar	%
CRLX101	$12,133	$8,372	$3,761	45%
CRLX301	3,217	1,715	1,502	88%
Dynamic Tumor Targeting Platform	1,365	935	430	46%
Overhead	577	677	(100)	(15)%
Total research and development expense	$17,292	$11,699	$5,593	48%

For the six months ended June 30, 2016, CRLX101 program expenses increased by $3.7 million, or 45%, to $12.1 million compared to $8.4 million for the six months ended June 30, 2015.  The increase in CRLX101 program expenses was primarily attributable to CMC, for which costs increased $3.2 million, reflecting increased production and activity to support current and future clinical development of CRLX101.  Salary and benefits expenses also increased $0.6 million, reflecting increased headcount to support the CRLX101 program and the CRLX101 clinical trials.  These increases were partially offset by a decrease of $0.3 million in clinical trial expenses, reflecting a decrease in CRO fees, investigator fees and costs associated with clinical sites and laboratories.

For the six months ended June 30, 2016, CRLX301 program expenses increased $1.5 million, or 88%, to $3.2 million compared to $1.7 million for the six months ended June 30, 2015.  The increase in CRLX301 program expense was attributable to an increase of $0.7 million in salary and benefits expenses reflecting increased headcount to support the CRLX301 program and the CRLX301 clinical trials, an increase of $0.4 million in CMC costs to support current and future clinical development of CRLX301 and an increase of $0.2 million in clinical trial expenses, consisting primarily of increases in CRO and laboratory costs.

Expenses associated with our Dynamic Tumor Targeting Platform were $1.4 million for the six months ended June 30, 2016, an increase of $0.5 million, or 46%, compared to $0.9 million for the six months ended June 30, 2015.  The increase was primarily due to increased salary and benefits expenses combined with increases in consulting and external lab costs. Overhead costs decreased $0.1 million, or 15%, to $0.6 million for the six months ended June 30, 2016 compared to $0.7 million for the six months ended June 30, 2015.  The decrease was primarily attributable to a decrease in facility costs.

General and administrative. General and administrative expense for the six months ended June 30, 2016, was $5.9 million compared to $5.4 million for the six months ended June 30, 2015, an increase of $0.5 million, or 9%. The increase in general and administrative costs was primarily due to the growth in our corporate infrastructure to support a larger public company.  Salaries and benefits, including stock-based compensation, increased $0.4 million for the six months ended June 30, 2016, reflecting increases in finance and accounting, legal, information technology and corporate communications.  Professional and consulting fees increased $0.2 million and facility and other general and administrative expenses decreased $0.1 million for the six months ended June 30, 2016, compared to the prior year.

Other expense, net. Other expense, net was $1.2 million for each of the six months ended June 30, 2016 and 2015.  For the six months ended June 30, 2016 and 2015, other expense, net, was primarily interest expense associated with the Hercules Loan Agreement, including $0.3 million in each period for the amortization of debt discount and deferred financing costs.  For the six months ended June 30, 2015, interest expense included $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement.

Liquidity and Capital Resources

From our incorporation through June 30, 2016, we raised an aggregate of $230.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock in private placements, $59.9 million was from the IPO, $37.2 million was from the Secondary Offering, $17.3 million was from the sale of convertible promissory notes, $31.0 million was from borrowings under loan and security agreements and $1.0 million was from the private placement of our common stock to Hercules. As of June 30, 2016, we had cash and cash equivalents of approximately $47.2 million.

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

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, as well as debt service requirements.

We believe our cash and cash equivalents of approximately $47.2 million at June 30, 2016, are sufficient to fund our planned operations into the second quarter of 2017 and that we have the ability to reduce or defer operating expenses as may be needed to fund our operations into the third quarter of 2017.  We will need to raise additional capital to continue to fund our long-term operations.  Should our operating plan change further, or prove to be inaccurate, then we will be required to reassess our operating capital needs.  However, there can be no assurance that we will have the cash resources to fund our operating plan or that additional funding will be available on terms acceptable to us, or at all.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(24,501)	$(15,738)
Net cash used in investing activities	(355)	(337)
Net cash (used in) provided by financing activities	(3,859)	50,377
Net (decrease) increase in cash and cash equivalents	$(28,715)	$34,302

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $24.5 million for the six months ended June 30, 2016, compared to $15.7 million for the six months ended June 30, 2015, an increase of $8.8 million, or 56%. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $6.1 million, an increase in cash paid for interest of $0.3 million and components of working capital of $3.1 million, partially offset by an increase in stock compensation expense of $0.6 million and an increase in deferred rent of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2016, compared to $0.3 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, cash used in investing activities included $0.5 million for purchases of property and equipment, primarily lab equipment, partially offset by a $0.1 million decrease in restricted cash used to collateralize a stand-by letter of credit issued as a security deposit on our former facility lease.  Cash used in investing activities for the six months ended June 30, 2015, included $0.1 million for purchases of property and equipment and a $0.2 million increase in restricted cash used to collateralize a stand-by letter of credit issued as a security deposit on our new facility lease.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities was $3.9 million for the six months ended June 30, 2016, compared to net cash provided by financing activities of $50.4 million for the six months ended June 30, 2015. Net cash used in financing activities for the six months ended June 30, 2016 was due to the principal payments of $3.9 million under the Hercules Loan Agreement.  Net cash provided by financing activities for the six months ended June 30, 2015, was primarily due to net proceeds of $37.2 million from our Secondary Offering, proceeds of $15.0 million from our initial borrowing under the Hercules Loan Agreement, proceeds of $1.0 million from the sale of our common stock in a private placement to Hercules and proceeds of $1.5 million from the exercise of stock options.  Net cash provided by financing activities for the six months ended June 30, 2015, was reduced by $3.9 million paid to repay in full the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.4 million.

Contractual Obligations and Contingent Liabilities

As of June 30, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” or, ASU 2016-09. ASU 2016-09 is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents, including restricted cash, of approximately $47.4 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. As of June 30, 2016, we were also subject to interest rate risk from our indebtedness under the Hercules Loan Agreement that accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%.  A 10% increase in interest rates at June 30, 2016, would not have a material effect on our annual interest expense.

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise additional capital to fund any Phase 3 clinical trial of CRLX101 or other clinical trials of CRLX301.  We also expect that our expenses will increase in connection with our ongoing activities, particularly as we advance the clinical development of CRLX101 and CRLX301 and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, the costs that may be required for the manufacture of any product candidate that receives marketing approval may be substantial, and manufacturing our nanoparticle-drug conjugates, or NDCs, for commercial sale will require expensive and specialized facilities, processes and materials. Furthermore, relative to previous years when we operated as a private company, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding to advance the development of our product candidates and to fund our continuing operations. We may be unable to raise capital when needed or on attractive terms, and if so we could be forced to delay, reduce or eliminate our ongoing research and development programs, including CRLX101 and CRLX301, or any future commercialization efforts.

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

We believe our cash and cash equivalents of approximately $47.2 million at June 30, 2016, are sufficient to fund our planned operations into the second quarter of 2017 and that we have the ability to reduce or defer operating expenses as may be needed to fund our operations into the third quarter of 2017.  We will need to raise additional capital to continue to fund our long-term operations.  Should our operating plan change further, or prove to be inaccurate, then we will be required to reassess our operating capital needs.  However, there can be no assurance that we will have the cash resources to fund our operating plan or that additional funding will be available on terms acceptable to us, or at all.

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our loan and security agreement with Lighthouse Capital Partners VI, L.P.  On November 24, 2015 we drew an additional tranche of $6.0 million under the Hercules Loan Agreement. As of June 30, 2016, we had approximately $18.6 million in outstanding indebtedness under the Hercules Loan Agreement.

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

Since incorporation, we have incurred significant operating losses. As of June 30, 2016, we had an accumulated deficit of $185.8 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

•

initiate and continue company-sponsored clinical trials of CRLX101, our most advanced product candidate, including single-arm trials and randomized controlled trials, alone or in combination with other agents;

•	support ongoing and any new investigator-sponsored clinical trials, or ISTs, of CRLX101;
•	continue our Phase 1/2a clinical trial of CRLX301, our second most advanced product candidate, as well as subsequent studies of CRLX301;
•	meet corresponding manufacturing, shipping and storage requirements;
•	elect to expand, amend or redesign any current trial of CRLX101 or CRLX301;
•	continue our research and preclinical development of additional product candidates utilizing our Dynamic Tumor Targeting Platform;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	in the future, establish a sales, marketing and distribution infrastructure in the United States;
•	scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	add equipment and physical infrastructure to support our research and development; and
•	hire additional personnel and/or incur severance costs associated with the termination of employment of any existing personnel.

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

Given our planned expenditures, including, without limitation, expenditures in connection with our clinical trials of CRLX101 and CRLX301, our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

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

We are currently pursuing the clinical development of CRLX101 in combinations with other drugs. For example, we are exploring combinations with Avastin in relapsed renal cell carcinoma and relapsed ovarian cancer, and with paclitaxel in relapsed ovarian cancer.  If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with, Avastin, paclitaxel or any other drug that we use in combination with CRLX101, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

If the FDA revokes its approval of Avastin, paclitaxel, or any other approved therapeutic that we use in combination therapy with CRLX101, then we will not be able to market CRLX101 in combination with that agent. If safety or efficacy issues arise with such combination agent, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if Avastin, paclitaxel, or another potential combination agent for CRLX101, for instance, were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating CRLX101 in combination with such agent. In addition, if manufacturing, cost or other issues result in a supply shortage of Avastin, paclitaxel or any other combination agent, we may not be able to complete clinical development of CRLX101 on our current timeline or at all.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although a Phase 1/2a clinical trial of CRLX101 supported advancement of CRLX101 as monotherapy into Phase 2 clinical trials for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy, CRLX101 failed to meet its primary endpoint of improvement in overall survival of patients in this indication. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. For example, although the results of the Phase 1b/2 single-arm IST of CRLX101 in patients with relapsed RCC supported our hypothesis that CRLX101 in combination with Avastin may be effective in this setting, there is no assurance that the RCC Trial will meet its endpoint or further support our registration strategy for CRLX101 in relapsed RCC.  Moreover, there are currently multiple open-label ISTs of CRLX101 ongoing, including a Phase 2 open-label IST in patients with relapsed ovarian cancer, consisting of a single-arm trial of CRLX101 as monotherapy and a single-arm combination trial of CRLX101 and Avastin; and a Phase 1b/2 open-label IST of CRLX101 in combination with chemoradiotherapy in patients with locally advanced rectal cancer. Interim investigator-reported data from subsets of the total patient populations in certain of these ISTs have been reported. These ISTs are still in progress and final results are not yet available. The preliminary results reported from the ISTs have in some cases been observed in only a small number of patients and may not be achieved by other patients on these or other clinical trials. There can be no assurance that company-sponsored trials will confirm the data seen in the ISTs.

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

In addition, for several reasons it may become more challenging to design a timely, successful Phase 3 clinical trial for CRLX101 for patients with relapsed RCC.  These factors include differences in the design requirements for a Phase 3 trial as compared to a Phase 2 trial and recent product approvals in this indication, which are significantly impacting the standard of care, as well as the regulatory thresholds for approval in relapsed RCC.

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

•

we may decide, or regulators may advise us, to conduct additional clinical trials or we may decide to abandon an indication or development program following changes in the regulatory environment or competitive landscape;

•	we may decide to add or to change a dosing schedule for any given clinical trial based on relevant data;
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

•	we may decide to make changes to a trial protocol and fail to receive timely approval for the amendment from the applicable institutional review board(s) or ethics committee(s);
•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	investigators may deviate from the trial protocol, fail to conduct the trial in accordance with regulatory requirements or misreport study data;
•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
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
•

we may have to suspend or terminate one or more clinical trials of our product candidates for various reasons, including unfavorable, incomplete or inconclusive data, unexpected delays, a change in priorities, a determination that the path to commercialization is too difficult or uncertain, a lack of sufficient funding, changes in the competitive or regulatory landscape, a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of a product candidate;

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

We have conducted and intend to conduct additional clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or the complexity of regulatory burdens may otherwise adversely impact us.

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

Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices, including review and approval by an independent ethics committee and informed consent from trial patients. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Nonetheless, there can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our development of CRLX101, CRLX301 or any future product candidates.

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

•	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•	foreign exchange fluctuations;

•	more burdensome manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research;
•	lack of consistency in standard of care from country to country;
•	diminished protection of intellectual property in some countries; and
•	changes in country or regional regulatory requirements.

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

In July 2016 we received a second fast track designation for CRLX101 in combination with paclitaxel for the treatment of platinum-resistant ovarian carcinoma, fallopian tube or primary peritoneal cancer. In April 2015 we received our first fast track designation for CRLX101 for the treatment of metastatic RCC following progression through two or three prior lines of therapy. We may seek fast track designation for other indications or other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may still decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from or stated intentions of our clinical development program.

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

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or, alternatively, fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable, serious or fatal side effects that were not previously identified, any of the following adverse events could occur:

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

Companies with marketed nanotechnology-based oncology products include Celgene Corporation (Abraxane) indicated for breast cancer, NSCLC and pancreatic cancer), Janssen Products, LP (Doxil indicated for ovarian cancer and, in combination with Velcade® (bortezomib), for multiple myeloma), Merrimack Pharmaceuticals, Inc. (Onivyde™ (irinotecan liposomal injection) indicated for pancreatic and colorectal cancer) and Spectrum Pharmaceuticals, Inc. (Marqibo ® (vincristine sulfate liposome injection) indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia).  Companies with nanotechnology-based oncology product candidates in clinical development include, without limitation, BIND Therapeutics, Inc. (BIND 014 for squamous NSCLC, urothelial carcinoma, cholangiocarcinoma, cervical cancer and squamous cell carcinoma of the head and neck),  Celator Pharmaceuticals, Inc., which was recently acquired by Jazz Pharmaceuticals (Vyxeos™ for acute myeloid leukemia), Celsion Corporation (ThermoDox® (lyso-thermosensitive liposomal doxorubicin) for liver cancer and breast cancer), Cytimmune Sciences, Inc. (CYT-6091 for NSCLC), Cristal Delivery B.V. d/b/a Cristal Therapeutics (CriPec® docetaxel for oncology), NantPharma (Cynviloq™, which received fast-track designation from the FDA for breast and lung cancer), Nektar Therapeutics (NKTR102 for solid tumors), Nippon Kayku Seizo Co., Ltd. (NK105 in breast cancer), Starpharma Holdings Ltd. (DEP® docetaxel for oncology), and Supratek Pharma Inc. (SP1049C for solid tumors).

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

Renal Cell Carcinoma.  In relapsed RCC, the FDA-approved therapies commonly used for treatment represent several mechanistic classes — immune checkpoint inhibitors of PD-1, tyrosine kinase inhibitors, or TKIs, including small molecules and antibody to VEGF ligand, Avastin, and inhibitors of mTOR — and there are no approved cytotoxic drugs that we are aware of.  For example, Bristol-Myers Squibb Company’s PD-1 antibody Opdivo® (nivolumab) is approved in relapsed RCC following progression on one targeted therapy.  Exelixis Inc.’s CABOMETYX® (cabozantinib), a TKI, was also recently approved by the FDA in relapsed RCC following progression on a targeted therapy.  In addition, Eisai Co., Ltd.’s Lenvima® (lenvantinib), another TKI, was recently approved in second line RCC in combination with Afinitor® (everolimus). There are also several drugs in development that have the potential to obtain FDA marketing approval and change the standard of care. If this occurs, currently available treatments could be displaced and our commercial opportunity could be reduced. Antibodies against PD-1/PD-L1 and CTL-A4 are in late stage development in first line RCC, both as monotherapies and in combination with other agents including Avastin and small molecule TKIs.  Bristol-Myers Squibb is also developing Opdivo in combination with Yervoy™ (ipilimumab) in first line, Merck is developing Keytruda® (pembrolizumab) in combination with Votrient® (pazopanib) in first line and Roche is developing a PD-L1 inhibitor, atezolizumab, in combination with Avastin in first line.  Argos Therapeutics, Inc. is developing AGS-003, a dendritic cell therapy, in first line RCC for patients with unfavorable risk. New small molecule TKIs are also in development. TRACON Pharmaceuticals, Inc.’s TRC105, and Acceleron Pharma, Inc.’s dalantercept (the latter two are in combination with Inlyta® (axitinib)) are in development in second line or later stage relapsed RCC. AVEO Pharmaceuticals, Inc. is developing tivozanib in third line.

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

Relapsed Ovarian Cancer.  In relapsed ovarian cancer, FDA approvals of Avastin with chemotherapy and Lynparza in BRCA mutated patients have changed the standard of care, which could reduce the commercial opportunity for CRLX101 in this indication. In addition, multiple companies are developing other therapeutic candidates, which are at various stages of development. For example, Abbvie Inc., Clovis Oncology, Inc. Medivation Inc., and TESARO Inc. all have PARP inhibitors in development in BRCA mutated ovarian cancer and breast cancer. Based on the recent NOVA trial, we anticipate that Tesaro’s PARP inhibitor, niraparib, will be used in the maintenance setting in platinum-sensitive ovarian cancer. However, it is also possible that oncologists would use the agent in the platinum-resistant setting, which could impact our opportunity in relapsed platinum-resistant ovarian cancer. In addition, immune checkpoint inhibitors and other immune-oncology agents are being developed for the treatment of relapsed ovarian cancer. If these agents are approved in earlier lines of therapy, the addressable market for CRLX101 in later lines of therapy could be adversely impacted. ImmunoGen is also developing IMGN853 in folate receptor positive ovarian cancer, OncoMed Pharmaceuticals is developing demcizumab in non-small cell lung cancer and pancreatic cancer, Genentech, Inc. is developing DMOT4039A in pancreatic cancer and relapsed ovarian cancer, and Incyte Pharmaceuticals Inc. is developing the IDO-1 inhibitor, epacadostat, in relapsed ovarian cancer. Although each of these agents has the potential to be used in combination with CRLX101, thereby expanding the market for CRLX101, they also have the potential to compete with CRLX101.

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

We rely on academic and scientific research institutions to conduct and sponsor some of our clinical trials relating to some of our product candidates. We do not control the design or administration of ISTs, and our reliance on third parties to conduct ISTs could, depending on the actions of such third parties, jeopardize the quality or timeliness of the clinical data generated and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

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

We currently rely on third party clinical research organizations, or CROs, site management organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We also rely on these third parties to collect and monitor adverse event data for our clinical trials.  We expect to continue to rely on these third parties to conduct our clinical trials. Our agreements with these third parties generally allow the third party to terminate the agreement at any time. If we are required to enter into alternative arrangements because of any such termination the introduction of our product candidates to market could be delayed.

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

On November 17, 2015 we announced a collaboration with AstraZeneca AB, or AstraZeneca, and the National Cancer Institute, or the NCI, part of the National Institutes of Health, to conduct a Phase 1/2 clinical trial of the combination of Lynparza and CRLX101 in patients with small cell lung cancer. We may seek additional third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and certain governmental agencies. We will have limited control over the amount and timing of resources that any of our current or potential future collaborations dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend significantly on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new dosing schedule, dose level or formulation of a product candidate for clinical testing;

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. While we have entered into a collaboration with AstraZeneca and the NCI to conduct a Phase 1/2 clinical trial of the combination of Lynparza and CRLX101 in patients with small cell lung cancer, we plan to seek further collaborations with pharmaceutical and biotechnology companies or institutions for the development and potential commercialization of CRLX101 or other product candidates.

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

CRLX101 and CRLX301 must be manufactured through complex, multi-step synthesis processes that are time-consuming and involve special conditions at certain stages. Drug substance manufacture requires high potency containment, and drug product manufacture requires high potency containment under aseptic conditions, also referred to as sterile manufacture. Failures in either drug substance manufacture or drug product manufacture, whether on the part of our existing or future manufacturers or as a result of our failure to make timely and effective improvements in our manufacturing processes, could materially delay clinical development or marketing approval of our product candidates or result in our inability to generate sufficient supplies to meet clinical or commercial demands. For example, in 2015 we experienced a CRLX101 drug substance manufacturing failure due to an out-of-specification event, and the process of obtaining a new batch required several months to complete.

We currently rely on one supplier for each stage of this process and have only limited backup supplier options. If our current contract manufacturers cannot perform as agreed, or become unavailable to us for any reason, we may be required to replace such manufacturers. Our agreements with our third party manufacturers can be terminated by us or such manufacturers on short notice. If any of our existing manufacturers should become unavailable to us for any reason or should be unable to secure additional manufacturing capacity in the event of higher than anticipated product demand, we may incur additional cost or delay in identifying or qualifying replacements. In addition, while we believe that our existing supplier of drug substance or an alternative supplier would be capable of continuing to produce drug substance in commercial quantities, we will need to identify a third-party manufacturer capable of providing commercial quantities of drug product. If we are unable to arrange for such a third-party manufacturing source, or fail to do so on commercially reasonable terms, we may not be able to successfully produce and market CRLX101 or any other product candidate or may be delayed in doing so.

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

Upon submission of an application for marketing approval in the United States, the FDA may convene an advisory committee (public or closed) to provide the FDA with independent advice from outside experts with specific questions regarding a pending review matter.  The opinions or advice expressed by the advisory committee, or any voting decision, are not binding and the FDA retains the ultimate approval power over an application.  Regardless of the committee meeting outcome or the FDA’s final approval decision, public presentation of our data may shed positive or negative light on our application.  A negative advisory committee meeting could signal a lower likelihood of approval, although the FDA may still end up approving our application.  Conversely, an oncologic drugs advisory committee, or ODAC, could vote in favor of approval and the FDA may still not approve our application.  For an expedited review such as priority review, where the FDA’s oncology office has moved focus to how quickly a drug might be approved and has commonly completed their review and approved products well before the PDUFA goal date, preparations for an ODAC could slow down approval.  For us as the applicant, preparation time for an ODAC could take six months or more of dedicated effort by the program team, management, and consultants, in addition to supporting the FDA’s review queries or any other activities in the same timeframe, reducing resource efficiency.  It should not be assumed that an application brought in front of the ODAC means that a negative decision is pending.  The FDA determines whether or not to have an ODAC meeting depending on the quality of the application, the results of the clinical trials, and whether similar issues, such as endpoints or trial designs, have been previously discussed at these meetings.  The FDA has generally taken more problematic or complicated applications to an ODAC, which allows for presentation of their findings and a public discussion of issues at hand.  On occasion, the FDA will convene an ODAC to have the public clearly understand their viewpoint on the particular application and its supporting evidence, or if there is a first in class or first in indication compound under review.  Development of an NDC such as CRLX101 or CRLX301 may qualify for such a review, although if intended to address an unmet medical need and the data are supportive, the chances of an ODAC are lower.

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

On June 23, 2016, a referendum held in the United Kingdom resulted in a majority of U.K. voters electing to leave the European Union. While the impact of this non-binding referendum is still not clear, at this point the vote creates additional uncertainty with respect to obtaining marketing approval for the sale of any product in the U.K.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA and other regulatory authorities to monitor and ensure compliance with cGMPs.

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

Regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products for unapproved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Our employees and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees or consultants, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, provide accurate information to the FDA or comparable non-U.S. regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Misconduct by employees or consultants could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Should we expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, then as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Should we experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution, then to manage such future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to do so effectively. The potential expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to our Common Stock

The market price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. From April 10, 2014 to June 30, 2016, the closing price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.87 per share to a low of $1.92 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•

actual or anticipated results from, and any delays in, our clinical trials, including the ongoing and any new ISTs of CRLX101, the RCC Trial, from which we expect to report top-line data in the third quarter of 2016, or our Phase 1/2a clinical trial of CRLX301, as well as results of regulatory reviews relating to the approval of our product candidates;

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

We believe that as of June 30, 2016, our executive officers and directors and their affiliates beneficially owned 22.0% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of June 30, 2016, there were 4,145,988 shares subject to outstanding options.  All of these shares under the Securities Act have been registered on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of June 30, 2016, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of June 30, 2016, we had used all of the net proceeds from our IPO, primarily to fund the clinical development of CRLX101, to fund research and development of CRLX301 and for working capital and other general corporate purposes. There was no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: August 4, 2016	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2016	By:	/S/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Amendment, dated May 27, 2016, to consulting agreement, dated as of May 27, 2015, between the Registrant and Danforth Advisors LLC					X

10.2	Summary of Non-employee Director Compensation Policy					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X
*	Submitted electronically herewith