Form 10-Q
period 2016-09-30
Cerulean Pharma Inc.
filed 2016-11-03
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on October 31, 2016: 27,435,680

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$38,058	$75,908
Accounts receivable, prepaid expenses, and other current assets	1,146	1,394
Total current assets	39,204	77,302
Property and equipment, net	699	576
Other assets	230	347
Total	$40,133	$78,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$8,192	$7,652
Accounts payable	1,778	2,226
Accrued expenses	5,919	6,459
Total current liabilities	15,889	16,337
Long-term liabilities:
Loan payable, net of current portion	6,550	12,672
Other long-term liabilities	1,075	473
Total long-term liabilities	7,625	13,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 27,384,492 and 27,346,780 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	212,351	210,115
Accumulated deficit	(195,735)	(161,375)
Total stockholders’ equity	16,619	48,743
Total	$40,133	$78,225

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$-
Operating expenses:
Research and development	7,089	7,092	24,381	18,791
General and administrative	2,374	2,954	8,265	8,352
Total operating expenses	9,463	10,046	32,646	27,143
Other income (expense):
Interest income	25	4	66	8
Interest expense	(521)	(509)	(1,781)	(1,743)
Other income (expense)	—	—	1	(8)
Total other expense, net	(496)	(505)	(1,714)	(1,743)
Net loss attributable to common stockholders	$(9,959)	$(10,551)	$(34,360)	$(28,886)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(0.39)	$(1.26)	$(1.17)
Weighted-average common shares outstanding:
Basic and diluted	27,383,376	27,307,103	27,370,044	24,785,833

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(34,360)	$(28,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,158	1,731
Noncash rent expense	143	(24)
Depreciation and amortization	195	129
Amortization of debt discount and deferred financing costs	335	1,020
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	248	185
Accounts payable	(271)	904
Accrued expenses	(113)	1,236
Net cash used in operating activities	(31,661)	(23,705)
Cash flows from investing activities:
Purchases of property and equipment	(499)	(141)
Decrease (increase) in restricted cash	117	(230)
Net cash used in investing activities	(382)	(371)
Cash flows from financing activities:
Proceeds from sale of common stock	78	2,628
Proceeds from public stock offering, net of issuance costs	—	37,185
Proceeds from issuance of loans payable	—	15,000
Payments on loans payable	(5,885)	(3,921)
Cash paid for debt issuance costs	—	(359)
Net cash (used in) provided by financing activities	(5,807)	50,533
Net (decrease) increase in cash and cash equivalents	(37,850)	26,457
Cash and cash equivalents — Beginning of period	75,908	51,174
Cash and cash equivalents — End of period	$38,058	$77,631
Supplemental cash flow information — Interest paid	$1,026	$723

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Cerulean Pharma Inc. (the “Company”) was incorporated on November 28, 2005, as a Delaware corporation and is located in Waltham, Massachusetts. The Company was formed to develop novel, nanotechnology-based therapeutics in the areas of oncology and other diseases.

Basis of Presentation — The condensed consolidated financial statements include the accounts of the Company and its subsidiary, Cerulean Pharma Australia Pty Ltd, a wholly-owned Australian-based proprietary limited company. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2015, and notes thereto, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 10, 2016 (the “2015 10-K”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2016, are not indicative of the results for the year ending December 31, 2016, or for any future period.

As a clinical stage entity, the Company has incurred historical operating losses resulting in an accumulated deficit of $195.7 million at September 30, 2016. The Company expects to continue to incur significant expenses and increasing operating losses for at least several years.  To date, the Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2014 and a follow-on offering completed in 2015. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. Accordingly, the Company will continue to depend on its ability to raise capital through equity and debt issuances and/or through strategic partnerships. Following a reduction in force initiated in August 2016, the Company believes its cash and cash equivalents of approximately $38.1 million at September 30, 2016, together with $1.0 million in proceeds from an initial sale of common stock to Aspire Capital Fund LLC in October 2016, and a $5.0 million upfront payment under the Company’s collaboration agreement with Novartis Institutes for BioMedical Research, Inc. received in October 2016 (see Note 8, “Subsequent Events”), are sufficient to fund its planned operations for at least twelve months following the date of this report. The Company will need to raise additional capital to continue to fund its long-term operations.  Should its operating plan change further, or prove to be inaccurate, then the Company will be required to reassess its operating capital needs.  However, there can be no assurance that the Company will have the cash resources to fund its operating plan or that additional funding will be available on terms acceptable to it, or at all.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in the 2015 10-K.

Recent Accounting Pronouncements – In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”). ASU 2016-15 makes cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is evaluating the impact of the new guidance.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which provides new accounting guidance on leases.  ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following potentially dilutive securities that were outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of September 30,
	2016	2015
Options to purchase common stock	4,554,153	2,521,772
Warrants to purchase common stock	300,564	300,564
4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Accrued clinical trial costs	$2,834	$2,631
Accrued contract manufacturing expenses	801	945
Accrued compensation and benefits	1,319	1,864
Accrued interest	92	136
Accrued legal fees	301	130
Other accrued expenses	572	753
Total accrued expenses	$5,919	$6,459

5.	LOAN AGREEMENTS

On January 8, 2015, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (“Hercules”) to borrow up to $26.0 million (the “Hercules Loan Agreement”). The proceeds were used to repay the Company’s then-existing term loan facility with Lighthouse Capital Partners VI, L.P. (“Lighthouse Capital”) and for general corporate and working capital purposes.  At September 30, 2016 and December 31, 2015, the Company had $15.1 million and $21.0 million, respectively, outstanding under the Hercules Loan Agreement.

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

Stock Options

The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.  A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the nine months ended September 30, 2016 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	3,454,926	$5.39	8.9	$—
Granted	1,570,070	$1.88
Exercised	—	—
Forfeited	(470,843)	$4.27
Outstanding at September 30, 2016	4,554,153	$4.29	8.4	$1,620
Options exercisable at September 30, 2016	1,453,813	$5.66	6.8	$135
Options vested and expected to vest at September 30, 2016	4,407,931	$4.31	8.4	$1,578

The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2016 and 2015 was $1.09 and $4.22, respectively.

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

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $685,000 and $773,000 for the three months ended September 30, 2016 and 2015, respectively, and $2.1 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life	5.4-6.0 years	6.0-6.1 years	5.4-6.1 years	5.4-6.1 years
Risk-free interest rate	1.2%-1.3%	1.7%	1.2%-1.9%	1.5%-2.0%
Expected volatility	68%	61%	61%-68%	61%-63%
Expected dividend rate	—%	—%	—%	—%

The Company recorded stock-based compensation expense related to nonemployee awards of $11,000 and $63,000 for the three months ended September 30, 2016 and 2015, respectively and $63,000 and $135,000 for the nine months ended September 30, 2016 and 2015, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The fair value of the grants is being expensed over the vesting period of the options on a straight-line basis as the services are being provided.  The Black-Scholes assumptions used to estimate fair value for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life	5.0-6.0 years	10 years	5.0-6.0 years	10 years
Risk-free interest rate	1.1%-1.3%	2.1%	1.1%-1.3%	2.0%-2.1%
Expected volatility	68%	59%	68%	60%
Expected dividend rate	—%	—%	—%	—%

During the nine months ended September 30, 2016 and 2015, the Company granted nonemployee stock options to purchase 135,000 and 192,000 shares, respectively, of the Company’s common stock.  The weighted-average exercise price and the weighted-average grant date fair value of nonemployee stock options granted for the nine months ended September 30, 2016 was $1.09 per share and $0.61 per share, respectively, and for the nine months ended September 30, 2015 was $5.28 per share and $2.33 per share, respectively. On September 4, 2015, nonemployee stock options to purchase 90,000 shares of the Company’s common stock were converted to employee stock options upon the appointment of the Company’s Chief Medical Officer who had been serving as a consultant to the Company until his appointment.  The exercise price and the fair value of these stock options is $4.71 per share and $2.71 per share, respectively.

Employee Stock Purchase Plan

The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 of each year.  The first offering period under the ESPP opened on July 1, 2015.  During the nine months ended September 30, 2016, 37,712 shares of common stock were purchased under the ESPP at a weighted average price of $2.07 per share.  The stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2016 was $5,000 and $29,000, respectively, and was $13,000 for each of the three and nine months ended September 30, 2015.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2016 and December 31, 2015, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Money market funds	$37,139	$—	$37,139	$—
December 31, 2015
Money market funds	$75,325	$—	$75,325	$—

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

No transfers between levels occurred during the periods presented.

8.	RESTRUCTURING

In August 2016, the Company announced its plan to reduce its workforce by approximately 48%.  This workforce reduction is designed to reduce operating expenses while the company refocuses its clinical strategy for CRLX101.

The Company recorded approximately $300,000 of total pre-tax charges recorded to research and development expense in the quarter ended September 30, 2016 in connection with the restructuring. Of this total, $274,000 was attributed to contractual termination benefits which were provided for once it was determined that such costs were both probable and estimable in accordance with the provisions of FASB Accounting Standard Codification 712, “Compensation—Nonretirement Postemployment Benefits”, and $26,000 was charged for discretionary termination benefits upon notification of the affected employees in accordance with ASC 420, “Exit or Disposal Cost Obligations”.  Substantially all of the restructuring costs associated with the workforce reduction are expected to be paid by March 31, 2017.

9.	SUBSEQUENT EVENTS

On October 14, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over a term of 24 months from the execution of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 700,000 shares of the Company’s common stock. Immediately following the execution of the Purchase Agreement, the Company made an initial sale to Aspire Capital under the Purchase Agreement of 800,000 shares of common stock at a price of $1.25 per share, for proceeds of $1.0 million.

On October 18, 2016, the Company entered into a research collaboration agreement (the “Collaboration Agreement”) with Novartis Institutes for BioMedical Research, Inc. (“Novartis”).  Under the Collaboration Agreement, the Company will create NDC candidates using its Dynamic Tumor Targeting Platform and Novartis-selected active pharmaceutical ingredients, and Novartis will be responsible for the development and commercialization of NDC products resulting from the collaborative research efforts. The initial research term of the Collaboration Agreement is two years which may be extended for up to two additional one-year terms. The Company received a $5.0 million upfront payment under the Collaboration Agreement, and is entitled to receive funding from Novartis for up to five full-time employees of the Company to be engaged in activities under the collaboration during the research term. The Company may also receive additional research, development, regulatory and sales milestone payments, as well as royalties on net sales of any NDC product commercialized by Novartis.

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

Our platform has generated two clinical-stage NDCs.  Our first platform-generated and lead clinical candidate, CRLX101, is in Phase 2 clinical development in patients with platinum-resistant ovarian cancer and in other earlier stage clinical trials in multiple tumor types.  In July 2016, the United States Food and Drug Administration, or FDA, granted CRLX101 fast track designation in combination with paclitaxel for the treatment of platinum-resistant ovarian carcinoma, fallopian tube or primary peritoneal cancer. In May 2015, the FDA also granted CRLX101 orphan drug designation for the treatment of ovarian cancer.  Our second platform-generated clinical candidate, CRLX301, is currently in Phase 1/2a clinical development.  We intend to generate additional candidates, alone and potentially in collaboration with partners.

CRLX101 is an NDC with a camptothecin payload.  Camptothecin is a potent topoisomerase 1, or topo 1, inhibitor that was too toxic to develop in the clinic; however, we believe that CRLX101 reduces the toxicities associated with this highly potent agent, while selectively accumulating the payload in tumors.  CRLX101 inhibits topo 1, which is involved in cellular replication, causing damage to a cancer cell’s DNA resulting in the death of the cancer cell. We are focusing the clinical development of CRLX101 on cancer indications in which we expect the durable inhibition of topo 1, in combination with other cancer treatments, will lead to differentiated efficacy.

We are pursuing development of CRLX101 in combination with anti-cancer therapies in multiple ongoing clinical trials.  We are conducting a Phase 1b/2 company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with the GOG Foundation, Inc. (formerly known as the Gynecologic Oncology Group), or GOG.  This Phase 1b/2 multi-center, open-label study combines CRLX101 with weekly paclitaxel in approximately 35 patients with recurrent or persistent epithelial ovarian, fallopian tube or primary peritoneal cancer. The Phase 1b portion of this clinical trial was designed to identify the maximum tolerated dose, or MTD, as well as pharmacokinetics, safety, tolerability and preliminary signals of efficacy of CRLX101 in combination with weekly paclitaxel.  In April 2016, we announced the determination of the MTD and recommended Phase 2 dose for this combination to be 15 mg/m2 for CRLX101 administered every other week and 80 mg/m2 for weekly paclitaxel administered three weeks on and one week off.  The Phase 2 expansion portion of this clinical trial is ongoing and will assess the overall response rate in patients with recurrent platinum resistant epithelial ovarian, fallopian tube or primary peritoneal cancer.  In July 2016 we received fast track designation for CRLX101 in combination with paclitaxel for the treatment of platinum-resistant ovarian carcinoma, fallopian tube or primary peritoneal cancer, based in part on the emerging data from this Phase 1b/2 trial.  We expect to report further data from this Phase 1b/2 clinical trial in 2017.

We are evaluating the combination of CRLX101 with Poly ADP ribose polymerase inhibitors, or PARP inhibitors. PARP inhibitors, such as LYNPARZA™ (olaparib), hinder a cell’s ability to repair single-strand DNA breaks. Topo 1 inhibitors, such as

CRLX101, create persistent single-strand DNA breaks, and preclinical experiments have shown that PARP inhibition potentiates the DNA damage resulting from topo 1 inhibition.  PARP-topo 1 combinations have traditionally been limited by toxicity.  However, we believe our NDC platform may enable a therapeutic PARP-topo 1 combination because NDC’s are designed to concentrate anti-cancer payloads inside tumor cells and spare healthy tissue.  Preclinical data generated by AstraZeneca AB, or AstraZeneca, with a LYNPARZA-CRLX101 combination demonstrated a synergistic anti-tumor effect from targeting two validated pathways.  Based on this data, in November 2015, we entered into a collaboration agreement with the National Cancer Institute, or the NCI, and AstraZeneca to study the LYNPARZA-CRLX101 combination in human clinical trials.

In May 2016, the first patient was dosed in an open-label, single center Phase 1/2 clinical trial of CRLX101 in combination with LYNPARZA in patients with advanced solid tumors. This trial is being conducted by the NCI.  We believe that with our NDC and the work AstraZeneca has done to define a clinical dose and schedule, we may be able to develop an effective and tolerable LYNPARZA-CRLX101 combination.  The Phase 1 portion of this clinical trial will enroll up to 30 patients with advanced solid tumors that are resistant or refractory to standard therapy. The trial is designed to identify the MTD, or recommended Phase 2 dose, of CRLX101 when combined with LYNPARZA, and to provide additional data on pharmacokinetics, pharmacodynamics and safety. The Phase 2 portion will evaluate the efficacy of this combination in relapsed small cell lung cancer patients dosed at the identified recommended Phase 2 dose and schedule.  We expect to report further data from this Phase 1/2 clinical trial in 2017.

Additional trials involving CRLX101 are also ongoing, including a Phase 1b company-sponsored trial exploring a dose-intensive schedule for CRLX101 in patients with solid tumors, which includes an arm exploring weekly CRLX101 in combination with a chemotherapy regimen known as FOLFOX (comprised of leucovorin calcium + fluorouracil + oxaliplatin) in solid tumor patients.

In August 2016 we announced top-line results from our Phase 2, randomized, multi-center clinical trial of CRLX101 in combination with Avastin in the treatment of patients with advanced renal cell carcinoma, or RCC. We refer to this trial as the RCC Trial.  The RCC Trial was conducted at 43 sites in the United States and South Korea, and enrolled 115 patients with RCC who progressed through two or three prior lines of therapy. Patients were randomized to receive CRLX101 in combination with Avastin or investigator’s choice standard of care, or SOC, therapy. The primary endpoint was progression free survival, or PFS, in the clear cell population assessed by independent radiological review. Secondary endpoints included overall response rate, duration of response and overall survival.  The study demonstrated no statistically significant difference in median PFS and objective response rate for the CRLX101 and Avastin combination compared to SOC. The CRLX101 and Avastin combination appeared to be safe and well-tolerated and the safety and tolerability profile of the combination was consistent with that observed in previous studies. We expect to submit the full data set from the trial for presentation at an upcoming medical conference.  Based on these top-line results, we submitted a letter to the FDA voluntarily surrendering the Fast Track Designation in metastatic RCC we received in April 2015.  We are no longer developing CRLX101 in this indication.

Our second platform-generated NDC clinical candidate, CRLX301, is an NDC with docetaxel as its anti-cancer payload. CRLX301 is designed to concentrate in tumors and slowly release docetaxel inside tumor cells.  We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules.  In the Phase 1 stage of the clinical trial we explored tolerability of dose ranges when CRLX301 was administered once every three weeks and have determined an MTD for this dosing schedule.  We are also exploring a weekly dosing schedule as part of the Phase 1 stage to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule.

Our Dynamic Tumor Targeting Platform has the potential to create additional NDCs for development by us or in collaboration with our partners.  For example, in October 2016 we announced a collaboration with Novartis Institutes for BioMedical Research, Inc., or Novartis, pursuant to which we will create NDC candidates using our Dynamic Tumor Targeting Platform and Novartis-selected active pharmaceutical ingredients, and Novartis will be responsible for the development and commercialization of NDC product candidates resulting from our collaborative research efforts.  The initial research term of the Collaboration Agreement is two years which may be extended for up to two additional one-year terms. The Company received a $5.0 million upfront payment under the Collaboration Agreement, and is entitled to receive funding from Novartis for up to five full-time employees of the Company to be engaged in activities under the collaboration during the research term.  The Company may also receive additional research, development, regulatory and sales milestone payments, as well as royalties on net sales of any NDC product commercialized by Novartis.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of our product candidates, protecting our intellectual property and the general and administrative support of our operations. We have generated no revenue from product sales. We expect that it will be several years before we commercialize a product candidate, if ever. Through September 30, 2016, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from the sale of shares of our common stock in

April 2015 in an underwritten public offering, or Secondary Offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $21.0 million in proceeds from a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules.  We refer to our loan and security agreements with Lighthouse Capital and Hercules as the Lighthouse Loan Agreement and the Hercules Loan Agreement, respectively.  In October 2016 we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire, for a $20.0 million firm commitment at-the-market equity facility, which we refer to as the ATM.  In connection with entry into the ATM, Aspire made an initial $1.0 million investment. $19.0 million remains available under the facility, upon the terms and subject to the conditions and limitations set forth therein.

In August 2016, we announced the reduction of our workforce under a plan that we expect will be substantially completed by the end of 2016. This workforce reduction is designed to reduce operating expenses while we refocus our clinical strategy for CRLX101.   We have never been profitable and have incurred significant operating losses since our incorporation. As of September 30, 2016, we had an accumulated deficit of $195.7 million. We incurred net losses of approximately $34.4 million and $28.9 million for the nine months ended September 30, 2016 and 2015, respectively.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we advance our product candidates through clinical trials, and as we seek regulatory approval for, and eventually commercialize, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We will need to raise additional capital in the future to support our expenses and operating activities.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. We expect our research and development expenses will decline in the near future as we focus our resources to support ongoing early stage clinical trials of CRLX101 and CRLX301 and our strategic collaboration with Novartis.  Additionally, our collaboration with Novartis requires Novartis to provide us a certain amount of reimbursement for research expenses, further decreasing our overall expected future expenses needed to support our research efforts.

We use our employee and infrastructure resources across multiple research and development programs. We track external research and development expenses and personnel expense on a program-by-program basis and have allocated expenses such as stock-based compensation and indirect laboratory supplies and services to each program based on the personnel resources allocated to each program. Facilities, depreciation and scientific advisory board fees and expenses are not allocated to a program and are considered overhead. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CRLX101	$5,290	$5,114	$17,423	$13,486
CRLX301	979	1,075	4,196	2,790
Dynamic Tumor Targeting Platform	514	565	1,879	1,500
Overhead	306	338	883	1,015
Total research and development expense	$7,089	$7,092	$24,381	$18,791

The following summarizes our research and development programs.

CRLX101

Our lead product candidate, CRLX101, is an NDC in Phase 2 clinical development in our lead indication, platinum-resistant ovarian cancer.  We are conducting a Phase 1b/2 company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with GOG.  A Phase 2 single-arm investigator sponsored trial, or IST, of CRLX101 as monotherapy and in combination with Avastin in patients with relapsed ovarian cancer is also ongoing.  This IST is being conducted by Massachusetts General Hospital and affiliated Harvard University teaching hospitals.

Additional trials involving CRLX101 are also ongoing, including a Phase 1/2 clinical trial sponsored by the NCI, evaluating the combination of CRLX101 and LYNPARZA™ (olaparib) in patients with advanced solid tumors. CRLX101 is also being evaluated in a Phase 1b company-sponsored trial exploring a dose-intensive schedule for CRLX101 in patients with solid tumors, which includes an arm exploring weekly CRLX101 in combination with a chemotherapy regimen known as FOLFOX in solid tumor patients.

We cannot accurately project future research and development expenses for our CRLX101 program because such expenses are dependent on a number of variables, including, among others, the cost and design of any additional clinical trials, the duration of the regulatory process and the results of any clinical trials.

In August 2016 we announced top-line results from the RCC Trial which is a Phase 2 randomized, controlled, company-sponsored trial comparing CRLX101 administered in combination with Avastin to investigator’s choice of standard of care in patients with RCC who have received two or three prior lines of therapy.  The results showed that the study failed to meet its primary or secondary endpoints.  We expect to continue to incur expenses associated with the RCC Trial, at least through the end of 2016, including CRO fees and expenses associated with remaining patients who continue on study.

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

CRLX301

We are studying CRLX301 in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to evaluate the safety of the drug and establish an MTD for two dosing schedules. In the Phase 1 stage of the clinical trial we explored tolerability of dose ranges when the CRLX301 was administered once every three weeks and have determined an MTD for this dosing schedule. We are also exploring a weekly dosing schedule as part of the Phase 1 stage of the trial to determine the MTD for that regimen.  These parallel paths will allow us to determine the recommended Phase 2 dose with the preferred dosing schedule. The Phase 2a expansion of this clinical trial includes two stages. Stage 1 is designed to further establish the safety and tolerability of each dosing schedule and to provide additional data on pharmacokinetics, pharmacodynamics and antitumor activity. Stage 2 will enroll additional patients with specific tumor types using the optimal dosing schedule.

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

Dynamic Tumor Targeting Platform

We expect that the expenses related to our NDCs and the development of our platform will decline in the near future as we focus on our strategic collaboration with Novartis, and as Novartis provides reimbursement for a certain amount of our research personnel. We cannot accurately predict future research and development expenses for our NDCs because such costs are dependent on a number of variables, including the success of our collaboration with Novartis and preclinical studies of any such NDC.

The successful development of any of our NDCs or our partners’ NDCs is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and costs of the current or future preclinical studies or clinical trials of any NDC or if, when or to what extent we will generate revenues from any commercialization and sale of any of NDCs that obtain marketing approval. We or our partners may never succeed in achieving regulatory approval for any NDCs. The duration, costs and timing of development of NDCs will depend on a variety of factors, including:

•	the scope and rate of progress of ongoing clinical trials;
•	a continued acceptable safety profile of any product candidate once approved;
•	the scope, progress, timing, results and costs of researching and developing NDCs and conducting preclinical and clinical trials;
•	results from ongoing as well as any future clinical trials;
•	significant and changing government regulation in the United States and abroad;
•	the costs, timing and outcome of regulatory review or approval of NDCs in the United States and abroad;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	our ability to raise additional capital, as and when needed;
•	establishment of arrangements with third party suppliers of raw materials and third party manufacturers of finished drug product;
•	our ability, or the ability of our partners, to manufacture, market, commercialize and achieve market acceptance for any NDCs that we or our partners are developing or may develop in the future;
•	the emergence of competing technologies and products and other adverse market developments; and
•	the cost and timing of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

Any change in the outcome of any of these variables with respect to the development of an NDC could mean a significant change in the cost and timing associated with the development of that NDC. For example, if the FDA, or a comparable non-U.S.

regulatory authority were to require us or a partner to conduct clinical trials beyond those currently anticipated to be required for the marketing authorization of an NDC, or if significant delays in enrollment in any clinical trial occur, significant additional financial resources and time may be necessary to obtain marketing authorization.

As a result of the uncertainties discussed above, we are unable to determine when, or to what extent, we will generate revenues from the commercialization and sale of any NDC either on our own or as part of a collaboration. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data with respect to each NDC, our current financial condition, agreements with collaborators, and ongoing assessment of the NDCs’ commercial potential. We will need to raise additional capital in the future in order to complete the development and commercialization of CRLX101 and CRLX301 and to fund the development of any other NDCs, if any.

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

We expect that our general and administrative expenses will decrease in the near future as a result of our reduction in force and other cost control measures.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	Dollar	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	7,089	7,092	(3)	(0)%
General and administrative	2,374	2,954	(580)	(20)%
Loss from operations	(9,463)	(10,046)	583	(6)%
Total other expense, net	(496)	(505)	9	(2)%
Net loss	$(9,959)	$(10,551)	$592	(6)%

Research and development. Research and development expense was $7.1 million for each of the three months ended September 30, 2016 and 2015.  The following table summarizes our research and development expense by program for the three months ended September 30, 2016 and 2015, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2016	2015	Dollar	%
CRLX101	$5,290	$5,114	$176	3%
CRLX301	979	1,075	(96)	-9%
Dynamic Tumor Targeting Platform	514	565	(51)	-9%
Overhead	306	338	(32)	-9%
Total research and development expense	$7,089	$7,092	$(3)	0%

For the three months ended September 30, 2016, CRLX101 program expenses increased by $0.2 million, or 3%, to $5.3 million compared to $5.1 million for the three months ended September 30, 2015.  The increase in CRLX101 program expenses was primarily attributable to an increase of $0.2 million in salary and benefits expenses and an increase of $0.2 million in travel and other operating costs reflecting increased headcount to support the CRLX101 program and the CRLX101 clinical trials.  These increases were partially offset by a decrease of $0.2 million in chemistry, manufacturing, and controls, or CMC, external expenses.

For the three months ended September 30, 2016, CRLX301 program expenses decreased $0.1 million, or 9%, to $1.0 million compared to $1.1 million for the three months ended September 30, 2015.  The decrease in CRLX301 program expense was attributable to a decrease in salary and benefits expenses.   Other CRLX301 program expenses including clinical trial costs and CMC costs remained relatively unchanged for the three months ended September 30, 2016 compared to the same period last year.

Expenses associated with our Dynamic Tumor Targeting Platform were $0.5 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 9%, compared to $0.6 million for the three months ended September 30, 2015.  The decrease was primarily due to decreases in consulting and external lab costs. Overhead costs decreased $32,000, or 9%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  The decrease was primarily attributable to a decrease in general operating costs.

General and administrative. General and administrative expense for the three months ended September 30, 2016, was $2.4 million compared to $3.0 million for the three months ended September 30, 2015, a decrease of $0.6 million, or 20%. The decrease in general and administrative costs was primarily attributable to a decrease in salary and benefits expenses of $0.3 million and a decrease in other general and administrative costs of $0.3 million reflecting a reduction in head count and general cost cutting measures taken during the quarter.

Other expense, net. Other expense, net was $0.5 million for each of the three months ended September 30, 2016 and 2015.  For the three months ended September 30, 2016 and 2015, other expense, net, was primarily interest expense associated with the Hercules Loan Agreement, including $0.1 million for the amortization of debt discount and deferred financing costs.

Comparison of Nine Months Ended September 30, 2016 and 2015 (Unaudited)

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2016	2015	Dollar	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	24,381	18,791	5,590	30%
General and administrative	8,265	8,352	(87)	(1)%
Loss from operations	(32,646)	(27,143)	(5,503)	20%
Total other expense, net	(1,714)	(1,743)	29	(2)%
Net loss	$(34,360)	$(28,886)	$(5,474)	19%

Research and development. Research and development expense for the nine months ended September 30, 2016, was $24.4 million compared to $18.8 million for the nine months ended September 30, 2015, an increase of $5.6 million, or 30%.  The increase was primarily attributable to an increase in costs associated with the CRLX101 program.  The following table summarizes our research and development expense by program for the nine months ended September 30, 2016 and 2015, together with the change in spending by program in dollars and as a percentage (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2016	2015	Dollar	%
CRLX101	$17,423	$13,486	$3,937	29%
CRLX301	4,196	2,790	1,406	50%
Dynamic Tumor Targeting Platform	1,879	1,500	379	25%
Overhead	883	1,015	(132)	(13)%
Total research and development expense	$24,381	$18,791	$5,590	30%

For the nine months ended September 30, 2016, CRLX101 program expenses increased by $3.9 million, or 29%, to $17.4 million compared to $13.5 million for the nine months ended September 30, 2015.  The increase in CRLX101 program expenses was primarily attributable to CMC, for which costs increased $3.0 million, reflecting increased production and activity to support current and future clinical development of CRLX101.  Salary and benefits expenses also increased $0.8 million, reflecting increased headcount to support the CRLX101 program and the CRLX101 clinical trials.  These increases were partially offset by a decrease of $0.3 million in clinical trial expenses, reflecting a decrease in CRO fees, investigator fees and costs associated with clinical sites and laboratories.

For the nine months ended September 30, 2016, CRLX301 program expenses increased $1.4 million, or 50%, to $4.2 million compared to $2.8 million for the nine months ended September 30, 2015.  The increase in CRLX301 program expense was attributable to an increase of $0.6 million in salary and benefits expenses reflecting increased headcount to support the CRLX301 program and the CRLX301 clinical trials, an increase of $0.5 million in clinical trial expenses, consisting primarily of increases in CRO and laboratory costs, and an increase of $0.3 million in CMC costs to support current and future clinical development of CRLX301.

Expenses associated with our Dynamic Tumor Targeting Platform were $1.9 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 25%, compared to $1.5 million for the nine months ended September 30, 2015.  The increase was primarily due to increased salary and benefits expenses combined with increases in consulting and external lab costs. Overhead costs decreased $0.1 million, or 13%, to $0.9 million for the nine months ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015.  The decrease was primarily attributable to a decrease in facility costs.

General and administrative. General and administrative expense for the nine months ended September 30, 2016, was $8.3 million compared to $8.4 million for the nine months ended September 30, 2015, a decrease of $0.1 million, or 1%. The decrease in general and administrative costs was primarily due to reduced headcount and cost control measures taken in the third quarter.  For the nine months ended September 30, 2016 other general and administrative costs remained relatively unchanged compared to the same period last year.

Other expense, net. Other expense, net, was $1.7 million for each of the nine months ended September 30, 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, other expense, net, was primarily interest expense associated with the Hercules Loan Agreement, including $0.4 million in each period for the amortization of debt discount and deferred financing costs.  For the nine months ended September 30, 2015, interest expense included $0.2 million for the write off of debt discount and deferred financing costs associated with the repayment of the Lighthouse Loan Agreement.

Liquidity and Capital Resources

From our incorporation through September 30, 2016, we raised an aggregate of $230.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock in private placements, $59.9 million was from the IPO, $37.2 million was from the Secondary Offering, $17.3 million was from the sale of convertible promissory notes, $31.0 million was from borrowings under loan and security agreements and $1.0 million was from the private placement of our common stock to Hercules. As of September 30, 2016, we had cash and cash equivalents of approximately $38.1 million. In October 2016 we entered into the $20 million firm commitment at-the-market equity facility with Aspire.  Upon entering into the ATM, Aspire made and initial $1.0 million investment.  $19.0 million remains available under the facility, upon the terms and subject to the conditions and limitations set forth therein.  Also in October 2016, we entered into the Collaboration Agreement with Novartis, pursuant to which Novartis paid us $5.0 million upfront and is obligated to fund up to five of our full-time employees engaged in activities under the collaboration during the research term.

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

Following a reduction in force initiated in August 2016, we believe our cash and cash equivalents of approximately $38.1 million at September 30, 2016, together with the $1.0 million in proceeds from the initial sale of common stock to Aspire in October 2016, and the $5.0 million upfront payment under our collaboration agreement with Novartis received in October 2016 are sufficient to fund our planned operations for at least twelve months following the date of this report.  We will need to raise additional capital to continue to fund our long-term operations.  Should our operating plan change further, or prove to be inaccurate, then we will be required to reassess our operating capital needs.  However, there can be no assurance that we will have the cash resources to fund our operating plan or that additional funding will be available on terms acceptable to us, or at all.

Our future capital requirements will depend on many factors, including:

•	the number and development requirements of the NDCs we or our partners pursue;
•	the scope, progress, timing, results and costs of researching and developing NDCs, and conducting preclinical studies and clinical trials;
•	the costs, timing and outcome of regulatory review of NDCs in the United States and abroad;
•	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any NDC for which we or our partners receive marketing approval;
•	the revenue, if any, received from commercial sales of any NDCs for which we or our partners receive marketing approval;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the scope, costs and timing of the manufacture, supply and distribution of NDCs for preclinical studies and clinical trials;

•	the costs and timing of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property -related claims;
•	the extent to which we acquire or in-license other medicines and technology;
•	our headcount growth and associated costs; and
•	the costs of operating as a public company.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(31,661)	$(23,705)
Net cash used in investing activities	(382)	(371)
Net cash (used in) provided by financing activities	(5,807)	50,533
Net (decrease) increase in cash and cash equivalents	$(37,850)	$26,457

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $31.7 million for the nine months ended September 30, 2016, compared to $23.7 million for the nine months ended September 30, 2015, an increase of $8.0 million, or 33.6%. The increase in net cash used in operating activities resulted primarily from an increase in operating expenses of $5.5 million, an increase in cash paid for interest of $0.3 million and components of working capital of $2.8 million, partially offset by an increase in stock compensation expense of $0.4 million and an increase in deferred rent of $0.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million for each of the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, cash used in investing activities included $0.5 million for purchases of property and equipment, primarily lab equipment, partially offset by a $0.1 million decrease in restricted cash used to collateralize a stand-by letter of credit issued as a security deposit on our former facility lease.  Cash used in investing activities for the nine months ended September 30, 2015, included $0.2 million for purchases of property and equipment and a $0.2 million increase in restricted cash used to collateralize a stand-by letter of credit issued as a security deposit on our new facility lease.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2016, compared to net cash provided by financing activities of $50.5 million for the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2016 was due to the principal payments of $5.9 million under the Hercules Loan Agreement.  Net cash provided by financing activities for the nine months ended September 30, 2015, was primarily due to net proceeds of $37.2 million from our Secondary Offering, proceeds of $15.0 million from our initial borrowing under the Hercules Loan Agreement, proceeds of $1.0 million from the sale of our common stock in a private placement to Hercules and proceeds of $1.5 million from the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2015, was reduced by $3.9 million paid to repay in full the Lighthouse Loan Agreement and cash paid for debt issuance costs of $0.4 million.

Contractual Obligations and Contingent Liabilities

As of September 30, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230)”, or ASU 2016-15.  ASU 2016-15 makes cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are evaluating the impact of the new guidance.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation – Stock Compensation (Topic 718)” or, ASU 2016-09. ASU 2016-09 is intended to simplify various aspects of how share-based payments are accounted for and presented in financial statements. The standard is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” or, ASU 2016-02, which provides new accounting guidance on leases.  ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief.  We are currently evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, or ASU 2014-15. ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual and interim reporting periods beginning January 1, 2017 and is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents, including restricted cash, of approximately $38.1 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. As of September 30, 2016, we were also subject to interest rate risk from our indebtedness under the Hercules Loan Agreement that accrues interest at a floating per annum rate equal to the greater of (i) 7.30% or (ii) the sum of 7.30% plus the prime rate minus 5.75%.  A 10% increase in interest rates at September 30, 2016, would not have a material effect on our annual interest expense.

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise additional capital to fund clinical trials of CRLX101 and CRLX301.  As a result of our reduction in force and other cost control measures, we expect our expenses to decrease in the short term.  In the future, however, we expect that our expenses may increase in connection with our ongoing activities, particularly as we continue research and development and initiate additional clinical trials of, and seek regulatory approval for CRLX101, CRLX301 and other potential future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In particular, the costs that may be required for the manufacture of any product candidate that receives marketing approval may be substantial, and manufacturing our nanoparticle-drug conjugates, or NDCs, for commercial sale will require expensive and specialized facilities, processes and materials. Furthermore, relative to previous years when we operated as a private company, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding to advance the development of our product candidates and to fund our continuing operations. We may be unable to raise capital when needed or on attractive terms, and if so we could be forced to delay, reduce or eliminate our ongoing research and development programs, including CRLX101 and CRLX301, or any future commercialization efforts.

We plan to use our current cash and cash equivalents to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance development of CRLX101, CRLX301 and our other potential product candidates. Our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake, such as additional trials of CRLX101 or CRLX301. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations or licensing arrangements or other sources. Adequate and additional funding may not be available to us on acceptable terms or at all.

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

In October 2016, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire, pursuant to which Cerulean has the right to sell certain amounts of its common stock, up to an aggregate total of $20.0 million of our common stock, over a 24-month period, at prices based on a formula linked to current market prices at the time of each sale.  We refer to this as the ATM.  In connection with entry into the ATM, we issued 700,000 shares of our common stock to Aspire as a commitment fee, and sold 800,000 shares of our common stock at $1.25 per share, for an initial amount of $1.0 million.  $19.0 million remains available under the ATM, upon the terms and subject to the conditions and limitations set forth therein.  While we have the right to determine the amounts and timing of sales of common stock to Aspire under the ATM, these rights are subject to certain limits and restrictions. These limits and restrictions include limits on the number of shares we can sell to Aspire on any one trading day, as well as stock price trading price restrictions, which prohibit us from making certain sales to Aspire on any trading day on which the closing sale price of our common stock is below $0.50 per share and from making any sales to Aspire on any trading on which the closing sale price is less than $0.25 per share.  Accordingly, we may not be able to sell shares under the agreement at prices that we deem acceptable, and there can be no assurance that we will be able to sell the remaining $19.0 million of common stock contemplated under the ATM.

Following a reduction in force initiated in August 2016, we believe our cash and cash equivalents of approximately $38.1 million at September 30, 2016, together with the $1.0 million in proceeds from the initial sale of common stock to Aspire in October 2016 and the $5.0 million upfront payment under our collaboration agreement with Novartis Institutes of BioMedical Research, Inc., or Novartis, received in October 2016, are sufficient to fund our planned operations for at least twelve months following the date of this report.  We will need to raise additional capital to continue to fund our long-term operations.  Should our operating plan change further, or prove to be inaccurate, then we will be required to reassess our operating capital needs.  However, there can be no assurance that we will have the cash resources to fund our operating plan or that additional funding will be available on terms acceptable to us, or at all.

Our future capital requirements will depend on many factors, including:

•	the number and development requirements of the NDCs we or our partners pursue;
•	the scope, progress, timing, results and costs of researching and developing NDCs, and conducting preclinical and clinical trials;
•	the costs, timing and outcome of regulatory review of NDCs in the United States and abroad;
•	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any NDC for which we or our partners receive marketing approval;
•	the revenue, if any, received from commercial sales of any NDC for which we or our partners receive marketing approval;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the costs and timing of preparing, filing and prosecuting patent applications, and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other medicines and technology;
•	our headcount growth and associated costs; and
•	the costs of operating as a public company.

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

On January 8, 2015, we entered into the Hercules Loan Agreement and drew the first tranche of $15.0 million. We used $3.6 million of the proceeds from our draw under the Hercules Loan Agreement to repay in full our outstanding indebtedness under our loan and security agreement with Lighthouse Capital Partners VI, L.P.  On November 24, 2015 we drew an additional tranche of $6.0 million under the Hercules Loan Agreement. As of September 30, 2016, we had approximately $16.6 million in outstanding indebtedness under the Hercules Loan Agreement.

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

Since incorporation, we have incurred significant operating losses. As of September 30, 2016, we had an accumulated deficit of $195.7 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

Our operations to date have been limited to organizing and managing our staffing, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated the ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We are focused on applying our proprietary Dynamic Tumor Targeting Platform to develop drugs that address serious unmet medical needs. We believe that our Dynamic Tumor Targeting Platform has the potential to create drugs that may have significant utility in several indications, particularly in combination with other therapies. While the results of preclinical studies and early-stage clinical trials have suggested that certain of our product candidates may have such utility, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter. For example, we have not yet advanced a compound beyond Phase 2 clinical development. Moreover, CRLX101 has failed to meet its primary endpoint in two randomized Phase 2 trials: a Phase 2 clinical trial of single agent CRLX101 in advanced non-small cell lung cancer, or NSCLC, for patients who had progressed through one or two prior regimens of chemotherapy, and a Phase 2 clinical trial of CRLX101 combined with Avastin (bevacizumab) in relapsed renal cell carcinoma, or relapsed RCC, in patients who had progressed through two or three prior therapies.  We refer to this latter trial as our RCC Trial.

In addition, we have never had a product candidate receive approval or clearance from the FDA or a non-U.S. regulatory authority. While the FDA has approved nanoparticles such as Doxil® (doxorubicin hydrochloride liposome injection), Abraxane® (nab-paclitaxel), Onivyde™ (irinotecan liposomal injection) and Marqibo® (vincristine sulfate liposome injection), to our knowledge, the FDA has not yet approved a polymeric nanoparticle such as our NDCs, which are a new way of targeting tumors. The regulatory review process for novel product candidates, such as ours, can be more expensive and take longer than for product candidates based on more well-known or extensively studied technologies due to regulatory authorities’ lack of experience with them. As a result, we may be required to conduct additional studies and/or trials beyond those we anticipate and it may take us longer to develop and/or obtain regulatory approval for our existing and any future product candidates than we expect.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of CRLX101 for the treatment of patients with inadequately treated forms of cancer. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize CRLX101. The success of CRLX101 will depend, among other things, on our ability to successfully complete clinical trials of CRLX101 and the significance of the clinical data arising from those trials. The clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing. For example, in August of 2016, we reported that the combination of CRLX101 and Avastin failed to meet its primary endpoint of improvement in progression free survival, or PFS, compared to the performance of standard of care agents, in our RCC Trial, despite having clinical data from a prior trial that led us to believe that the RCC Trial would be successful.

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

For example, with respect to our Phase 1b/2 company-sponsored trial of CRLX101 in combination with weekly paclitaxel in patients with relapsed ovarian cancer in collaboration with GOG, patient enrollment has been slower than expected as a result of various factors described above.

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays may also delay or jeopardize our ability to commence sales and generate revenues from our product candidates. Any of the foregoing could cause the value of our company to decline and limit our ability to obtain additional financing, if and when needed.

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

We are currently pursuing the clinical development of CRLX101 in combinations with other drugs. For example, we are exploring combinations with paclitaxel, LynparzaTM (olaparib), and the chemotherapeutic regimen known as FOLFOX (leucovorin calcium + fluorouracil + oxaliplatin).  If the FDA revokes its approval of, or if safety, efficacy, manufacturing or supply issues arise with any drug that we use in combination with CRLX101, we may be unable to market CRLX101 or may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

If the FDA revokes its approval of any approved therapeutic that we use in combination therapy with CRLX101, then we will not be able to market CRLX101 in combination with that agent. If safety or efficacy issues arise with any such combination agent, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if a combination agent for CRLX101 were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating CRLX101 in combination with such agent. In addition, if manufacturing, cost or other issues result in a supply shortage of  any combination agent, we may not be able to complete clinical development of CRLX101 on our current timeline or at all.

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

We were not able to validate our hypothesis regarding the role of hypoxia inducible factor, or HIF, in cancer cells with the data from the RCC Trial. If we are unable to validate our other hypotheses about the potential ability of CRLX101 as a topoisomerase 1, or topo 1, inhibitor, it may adversely affect our ability to commercialize and market CRLX101.

We had previously prioritized the clinical development of CRLX101 in HIF-driven tumor types as a result of anti-cancer activity shown by CRLX101 in preclinical tumor models and the Phase 1b/2 IST conducted in relapsed RCC.  However, data from the RCC Trial did not support our hypothesis that CRLX101 would be active against HIF-driven tumor types and we are no longer focusing our CRLX101 development efforts in this area. Our focus is on the potential of CRLX101 as a topo 1 inhibitor, and we are exploring the potential of CRLX101 in relapsed ovarian cancer as well as other topo 1 sensitive tumors, however this focus is also based on early clinical data in a small number of patients and there can be no assurance that CRLX101 will be effective against topo 1 sensitive tumors.  If the clinical data from our ongoing clinical trials in these kinds of tumors does not support this hypothesis, we may be unable to secure additional financing, receive marketing approval for, or successfully commercialize, CRLX101, and our business could be materially harmed.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although a Phase 1/2a clinical trial of CRLX101 supported advancement of CRLX101 as monotherapy into Phase 2 clinical trials for patients with advanced NSCLC who had progressed through one or two prior regimens of chemotherapy, CRLX101 failed to meet its primary endpoint of improvement in overall survival of patients in this indication.  More recently, although the results of the Phase 1b/2 single-arm IST of CRLX101 in patients with relapsed RCC supported our hypothesis that CRLX101 in combination with Avastin may be effective in this setting, the combination of CRLX101 and Avastin failed to meet the primary endpoint in the RCC Trial, and we are no longer developing CRLX101 in relapsed RCC.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. For example, although early results from our ongoing Phase 1b/2 clinical trial of CRLX101 in combination with paclitaxel in patients with relapsed ovarian cancer support our hypothesis that CRLX101 is active in topo 1 sensitive tumors, there is no assurance that data from this trial, or our other earlier trials exploring other topo 1 sensitive tumors, will support a registration strategy for CRLX101 in this setting.  Moreover, we recently halted enrollment in two open-label ISTs of CRLX101 as a result of our cash preservation measures:  the Phase 2 IST in patients with relapsed ovarian cancer, consisting of a single-arm trial of CRLX101 as monotherapy and a single-arm combination trial of CRLX101 and Avastin; and the Phase 1b/2 IST of CRLX101 in combination with chemoradiotherapy in patients with locally advanced rectal cancer.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable, incomplete or inconclusive results, such as, most recently, with our RCC Trial;
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
•

we may have to suspend or terminate one or more clinical trials of our product candidates for various reasons, including unfavorable, incomplete or inconclusive data, unexpected delays, a change in funding priorities, a determination that the path to commercialization is too difficult or uncertain, a lack of sufficient funding, changes in the competitive or regulatory landscape, a finding that the participants are being exposed to unacceptable health risks, unexpected or serious adverse events or other unexpected characteristics of a product candidate;
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

We have conducted, currently are conducting and intend in the future to conduct, clinical trials outside the United States. Opening trial sites outside the United States may involve additional regulatory, administrative and financial burdens, including compliance with foreign and local requirements relating to regulatory submission and clinical trial practices. For example, in late 2014, we commenced in Australia the Phase 1 portion of a Phase 1/2a clinical trial of CRLX301 in patients with advanced solid tumor malignancies.  In addition, in the first half of 2015, we expanded the RCC Trial to South Korea where we opened five clinical sites. We expect to continue to conduct clinical trials of our product candidates at sites outside the U.S.

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

In July 2016 we received fast track designation for CRLX101 in combination with paclitaxel for the treatment of platinum-resistant ovarian carcinoma, fallopian tube or primary peritoneal cancer.  We may seek fast track designation for other indications or other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may still decide not to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from or stated intentions of our clinical development program.  In April 2015 we had received fast track designation for CRLX101 for the treatment of metastatic RCC following progression through two or three prior lines of therapy.  After we disclosed the RCC Trial data, we voluntarily surrendered our Fast Track designation in metastatic RCC.

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

Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and may not become profitable. The degree of market acceptance of CRLX101 or any of our other product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second-, third- or later line therapy;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	our ability to offer the product for sale at competitive prices;
•	our ability to establish and maintain pricing sufficient to realize a meaningful return on our investment;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;
•	the availability of alternative treatments already approved or approval of other new products for the same indications;
•	changes in the standard of care for the targeted indications for the product;
•	the timing of market introduction of our approved products as well as competitive products and other therapies;
•	availability and amount of reimbursement from government payors, managed care plans and other third party payors;
•	the strength and efficacy of our marketing and distribution efforts;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	potential product liability claims.

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

Companies with marketed nanotechnology-based oncology products include Celgene Corporation (Abraxane indicated for breast cancer, NSCLC and pancreatic cancer), Janssen Products, LP (Doxil indicated for ovarian cancer and, in combination with Velcade® (bortezomib), for multiple myeloma), Merrimack Pharmaceuticals, Inc. (Onivyde indicated for pancreatic cancer) and Spectrum Pharmaceuticals, Inc. (Marqibo indicated for relapsed Philadelphia chromosome-negative acute lymphoblastic leukemia).  Companies with nanotechnology-based oncology product candidates in clinical development include, without limitation, Celsion Corporation (ThermoDox® (lyso-thermosensitive liposomal doxorubicin) for liver cancer and breast cancer), Cristal Delivery B.V. d/b/a Cristal Therapeutics (CriPec® docetaxel for oncology), Cytimmune Sciences, Inc. (CYT-6091 for NSCLC), Jazz Pharmaceuticals plc (which acquired Celator Pharmaceuticals, Inc. (Vyxeos™ for acute myeloid leukemia)), NanoCarrier Co., Ltd. (NC-6004 for bladder, bile duct and head and neck cancers, and NC-4016, and NC-6300 for solid tumors), NantPharma (Cynviloq™, which received fast-track designation from the FDA for breast and lung cancer), Nektar Therapeutics (OnzyealdTM for breast cancer and brain metastases), Nippon Kayku Seizo Co., Ltd. (NK105 in gastric cancer), Starpharma Holdings Ltd. (DEP® docetaxel for oncology), and Supratek Pharma Inc. (SP1049C for solid tumors).

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

In our targeted indication of relapsed ovarian cancer, FDA approvals of Avastin with chemotherapy and Lynparza in BRCA mutated patients have changed the standard of care, which could reduce the commercial opportunity for CRLX101. In addition, multiple companies are developing other therapeutic candidates for relapsed ovarian cancer, which are at various stages of development. For example, Abbvie Inc., Clovis Oncology, Inc. Medivation Inc., and TESARO Inc. all have PARP inhibitors in development in BRCA mutated platinum-sensitive ovarian cancer. Based on the recent positive results from the NOVA trial, we anticipate that Tesaro’s PARP inhibitor, niraparib, will be used in the maintenance setting in platinum-sensitive ovarian cancer.  However, it is also possible that oncologists would use the agent off-label in the platinum-resistant setting, which could impact our opportunity in relapsed platinum-resistant ovarian cancer. In addition, immune checkpoint inhibitors and other immune-oncology agents are being developed for the treatment of relapsed ovarian cancer. If these agents are approved in earlier lines of therapy, the addressable market for CRLX101 in later lines of therapy could be adversely impacted. ImmunoGen is also developing mirvetuximab soravtansine (IMGN853) in folate receptor positive ovarian cancer, OncoMed Pharmaceuticals is developing OMP 54F28 in recurrent platinum-sensitive ovarian cancer, Genentech, Inc. is developing DMOT4039A in relapsed ovarian cancer, and Incyte Pharmaceuticals Inc. is developing the IDO-1 inhibitor, epacadostat, in relapsed ovarian cancer. Although each of these agents has the potential to be used in combination with CRLX101, thereby expanding the market for CRLX101, they also have the potential to compete with CRLX101.

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

We have entered into collaborations, and may seek to enter into additional collaborations, with third parties for the development and commercialization of our product candidates and to leverage our Dynamic Tumor Targeting Platform for our collaborator’s product candidates. If such collaborations are not successful, or we fail to enter into additional collaborations, we may not be able to capitalize on the market potential of our product candidates or our Dynamic Tumor Targeting Platform.

In November 2015 we announced a collaboration with AstraZeneca AB, or AstraZeneca, and the National Cancer Institute, or the NCI, part of the National Institutes of Health, to conduct a Phase 1/2 clinical trial of the combination of Lynparza and CRLX101 in patients with small cell lung cancer. In October 2016, we announced a collaboration with Novartis for the research, development and commercialization of nanoparticle drug conjugates based on Novartis-selected payloads conjugated to our Dynamic Tumor Targeting Platform.

We may seek additional third-party collaborators for development and commercialization of our product candidates or to leverage our Dynamic Tumor Targeting Platform. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, biotechnology companies and certain governmental agencies. We will have limited control over the amount and timing of resources that any of our current or potential future collaborations dedicate to the development or commercialization of our product candidates or to the use of our Dynamic Tumor Targeting Platform. Our ability to generate revenues from these arrangements will depend significantly on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates or our Dynamic Tumor Targeting Platform pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•

collaborators may not pursue development and commercialization of our product candidates or the product candidates we help them develop, or they may elect not to continue or renew research, development or commercialization programs based on preclinical or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•	our agreements with collaborators may block us from researching and developing product candidates for our own benefit or for the benefit of other or future collaborators;
•

collaborators may not initiate clinical trials or if initiated, they may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new dosing schedule, dose level or formulation of a product candidate for clinical testing;

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
•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of relevant products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

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

If we are not able to establish additional collaborations, we may have to alter our research, development and commercialization plans.

Our Dynamic Tumor Targeting Platform, our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. Our collaboration with Novartis leverages our Dynamic Tumor Targeting Platform, and our collaboration with AstraZeneca and the NCI enables the clinical research of CRLX101 in combination with Lynparza in the ongoing Phase 1/2 clinical trial in patients with small cell lung cancer.  Beyond these arrangements, we plan to seek further collaborations with pharmaceutical and biotechnology companies or institutions to leverage our Dynamic Tumor Targeting Platform, and for the development and potential commercialization of CRLX101 or other product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement with a potential collaborator will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the value of our Dynamic Tumor Targeting Platform and associated intellectual property rights, the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative technology platforms, product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our technology or product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of our Dynamic Tumor Targeting Platform or a product candidate, reduce or delay research or relevant development programs, delay potential commercialization of product candidates or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund research, development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further research or develop our product candidates or technology to bring them to market and generate product revenue.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties or that we develop on third parties’ behalf. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors or licensees were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not issue as patents that protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our owned or licensed issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. The Leahy-Smith Act includes provisions that affect the way patent applications are prosecuted and affect patent litigation. The United States Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act. However, many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or licensed patent applications and the enforcement or defense of our owned or licensed issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Competitors may infringe our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file or participate in infringement proceedings, which can be expensive and time consuming. Any claims we or our licensors assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensor is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly.

CRLX101, CRLX301 and certain aspects of our platform technology are protected in whole or in part by patents assigned by or exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

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

Our licensors or licensees may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors or licensees may fail to maintain these patents, may decide not to pursue litigation against third party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability.

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. For example, in March 2014, Calando entered Chapter 7 bankruptcy and, as a result, the intellectual property rights we have obtained from Calando are subject to potential risks that may arise in connection with bankruptcy. For instance, while our ability to develop and/or commercialize our current product candidates and our ability to utilize our platform are not dependent on the rights that we license from Calando, our license agreements with Calando could be rejected in connection with Calando’s bankruptcy, in which case, we could, subject to elections and other rights and defenses that may be available to us, lose certain rights granted to us under such licenses.  In March 2015, the bankruptcy court granted Calando’s bankruptcy trustee’s application to retain a broker to help sell Calando’s rights in certain assets including its rights in the license agreements with Cerulean. We reserved our rights with respect to any such sale. The bankruptcy trustee has obtained numerous extensions to the deadline to reject, assume or assume and assign executory contracts including our license agreements. The trustee’s next deadline is February 7, 2017.

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

Some of the intellectual property rights we have licensed may have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. For example, intellectual property rights generated under our agreement with the NCI for the conduct of a Phase 1/2 clinical trial of the combination of Lynparza and CRLX101 in patients with small cell lung cancer is subject, among other things, to United States government rights pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use the inventions for any governmental purpose. In addition, the United States government would have the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government would also have the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government would be permitted to acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and other similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Our product candidates are in the early stages of development and are subject to the risks of failure inherent in drug development. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in conducting and managing the clinical trials, and in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

We are highly dependent on Christopher Guiffre, our President and Chief Executive Officer, as well as the other members of our executive and scientific teams. The loss of any of these persons could impede the achievement of our goals. Although we have formal employment agreements with Mr. Guiffre and other officers of the company, these agreements do not prevent any one of them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, finance and sales and marketing personnel will also be critical to our success. The loss of the services of key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, including, for example, finance and clinical personnel, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In August 2016, we implemented a reduction in force that reduced the number of our employees by approximately 48% and included departures of members of our management. The reduction in force resulted in the loss of employees across all functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, as with any reduction in force, there is a risk of reduced employee morale and we may face difficulties retaining employees that we have asked to stay, which could result in further attrition.

We must continue to manage our operations and retain qualified personnel, each of which will be made more challenging by the reduction in force. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by the reduction in force. Due to our limited resources, we may not be able to effectively manage the changes in our business operations resulting from the reduction in force, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from the reduction in force.  We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company.

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

Our stock price has been and may in the future be volatile. From April 10, 2014 to September 30, 2016, the closing price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.66 per share to a low of $0.94 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated results from, and any delays in, our clinical trials of CRLX101 or CRLX301, as well as results of regulatory reviews relating to the approval of our product candidates;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	failure or discontinuation of any of our development programs;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	commencement or termination of any collaboration or licensing arrangement;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;
•	results of clinical trials of product candidates of our competitors;
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

If we were to be delisted from The NASDAQ Global Market, it could reduce the visibility, liquidity and price of our common stock.

There are various quantitative listing requirements for a company to remain listed on The NASDAQ Global Market, including maintaining a minimum bid price of $1.00 per share.  The closing price per share of our common stock from September 1, 2016 to November 1, 2016 ranged from a high of $1.08 to a low of $0.68.  If the minimum bid price of our common stock were to fall below $1.00 per share for 30 consecutive business days, we would likely receive notification from The NASDAQ Global Market that we were not in compliance with the $1.00 minimum bid price rule, in which case we could be subject to delisting from The NASDAQ Global Market if we were unable to regain compliance within a period of 180 calendar days.   Delisting from the NASDAQ Global Market could reduce the visibility, liquidity and price of our common stock.

Our executive officers and directors and their affiliates own a significant percentage of our stock and will be able to exercise significant influence over matters submitted to stockholders for approval.

We believe that as of September 30, 2016, our executive officers and directors and their affiliates beneficially owned 22.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of September 30, 2016, there were 4,554,153 shares subject to outstanding options.  All of these shares under the Securities Act have been registered on a registration statement on Form S-8.  These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.  Furthermore, as of September 30, 2016, there were 300,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

The sale of our common stock to Aspire may cause substantial dilution to our existing stockholders and the sale of shares of our common stock acquired by Aspire could cause the price of our common stock to decline.

In October, 2016, we entered into a common stock purchase agreement with Aspire, pursuant to which we have the right to sell up to an aggregate of $20.0 million of our common stock over a 24-month period, at prices based on a formula linked to current market prices at the time of each sale.  As of October 31, 2016, $19.0 million remained available for us to sell to Aspire under the facility, upon the terms and subject to the conditions and limitations set forth therein.  We have the right to control the timing and amount of sales of our shares to Aspire under the facility.  Our sales of shares to Aspire may result in substantial dilution to the interests of other holders of our common stock, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.  In addition, Aspire may sell some or all of our shares that it has purchased or may in the future purchase from us under the facility and any such sales may cause the trading price of our common stock to decline.

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

Item 5.Other Information.

On November 1, 2016, we entered into an amendment to the Consulting Agreement, dated as of May 27, 2015, by and between our company and Danforth, as amended, the Consulting Agreement, pursuant to which Danforth serves as an independent consultant to us, providing certain strategic and financial advice and support services, including the services provided by Gregg Beloff as our

Interim Chief Financial Officer and principal financial officer.  The amendment extended the term of the Consulting Agreement to August 30, 2018.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: November 3, 2016	By:	/S/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2016	By:	/S/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Amendment, dated November 1, 2016, to consulting agreement, dated as of May 27, 2015, between the Registrant and Danforth Advisors LLC					X

10.2	Summary of Non-employee Director Compensation Policy					X

10.3+	Research Collaboration Agreement, dated October 18, 2016, between the Registrant and Novartis Institutes for BioMedical Research, Inc.					X

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X
*	Submitted electronically herewith
+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.