Form 10-K/A
period 2016-12-31
Cerulean Pharma Inc.
filed 2017-04-28
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

 Commission file number 001-36395

Cerulean Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4139823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Gatehouse Drive Waltham, MA	02451
(Address of principal executive offices)	(Zip code)

781-996-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $47,569,338, based on the closing price of the registrant’s common stock on The NASDAQ Global Market.

As of April 20, 2017, there were 29,021,455 of the Registrant’s common shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

 The purpose of this amendment, or the Amendment, is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Cerulean Pharma Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Annual Report, as originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2017, in reliance on General Instruction G(3) to Form 10-K, which provides for the incorporation by reference of certain provisions of a registrant’s definitive proxy statement into its Form 10-K.

 In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Annual Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report filed on March 31, 2017 is being amended or updated by this Amendment.  Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the SEC subsequent to the Annual Report.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Cerulean Pharma Inc.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors is divided into three classes, with one class of our directors standing for election each year, for a three-year term. Directors for each class are elected at the annual meeting of stockholders held in the year in which the term for their class expires and hold office until their resignation or removal or their successors are duly elected and qualified. In accordance with our certificate of incorporation and bylaws, our directors may fill existing vacancies on the board of directors by appointment. The members of the classes are divided as follows:

• the class I directors are Christopher D.T. Guiffre, Susan L. Kelley and Stuart A. Arbuckle, and their terms expire at the 2018 annual meeting of stockholders;

• the class II directors are Alan L. Crane, David R. Parkinson and David R. Walt, and their terms expire at the 2019 annual meeting of stockholders; and

• the class III directors are Paul A. Friedman, William T. McKee and William H. Rastetter, and their terms expire at the 2017 annual meeting of stockholders.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our certificate of incorporation and bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

The information set forth below as to the directors and nominees for director has been furnished to us by the directors and nominees for director:

Term Expiring at the 2017 Annual Meeting of Stockholders (Class III)

Name	Age	Present Position with Cerulean Pharma Inc.
Paul A. Friedman, M.D.	74	Director
William T. McKee	55	Director
William H. Rastetter, Ph.D.	69	Chairman of the Board

Paul A. Friedman, M.D. has served as a member of our board of directors since January 2014 and served as our Executive Chairman from October 2014 to June 2016. Since July 2016, Dr. Friedman has served as the Chairman and Chief Executive Officer of Madrigal Pharmaceuticals, Inc., formerly Synta Pharmaceuticals Corp., a public oncology biotechnology company.  From 2001 to 2014, he served as Chief Executive Officer of Incyte Corporation, a public biotechnology company, where he also served as President. Prior to that, Dr. Friedman was President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), President of Research and Development of The DuPont Merck Pharmaceutical Company, and Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomate of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation. Dr. Friedman is a member of the board of directors of Incyte Corporation and Verastem, Inc., each a publicly traded biopharmaceutical company, and private biopharmaceutical companies Gliknik, Inc., Navitor Pharmaceuticals, Inc. and Prelude Therapeutics Inc.  Dr. Friedman was a member of the board of directors of Bausch & Lomb Incorporated, Sirtris Pharmaceuticals, Inc., and Auxilium Pharmaceuticals, Inc., until the acquisition of each of these companies. Dr. Friedman received his A.B. from Princeton University and his M.D. from Harvard Medical School.We believe that Dr. Friedman is qualified to serve on our board of directors due to his management, research and development experience and his experience as an executive and director of life sciences companies.

William T. McKee has served as a member of our board of directors since January 2014. From 2010 until present, Mr. McKee has served as the Chief Executive Officer of MBJC Associates, LLC, a consulting firm to biotechnology and pharmaceutical companies. Mr. McKee served as Chief Operating Officer and Chief Financial Officer at EKR Therapeutics, Inc., a private specialty pharmaceutical company from 2010 until EKR was sold to Cornerstone Therapeutics Inc. in 2012. Until March 2010, Mr. McKee served as the Executive Vice President and Chief Financial Officer of Barr Pharmaceuticals, LLC, a subsidiary of Teva Pharmaceutical Industries Limited, a generic pharmaceutical company, and the successor entity to Barr Pharmaceuticals, Inc., a publicly traded specialty pharmaceutical company, which was acquired by Teva. Mr. McKee was also Executive Vice President and Chief Financial Officer of Barr prior to its acquisition by Teva, after having served in positions of increasing responsibility at Barr until its acquisition. Prior to joining Barr, Mr. McKee served as Director of International Operations and Vice President-Finance at Absolute Entertainment, Inc., a private developer and marketer of entertainment software. Mr. McKee previously worked at Gramkow & Carnevale, CPAs, and Deloitte & Touche. Mr. McKee serves on the board of directors of Agile Therapeutics, Inc., a public specialty biopharmaceutical company, Synthetic Genomics Inc., a private synthetic biology company, and Depomed, Inc., a public specialty biopharmaceutical company, and previously served on the board of Auxilium Pharmaceuticals, Inc. until its acquisition. Mr. McKee received his B.B.A. from the University of Notre Dame. We believe that Mr. McKee is qualified to serve on our board of directors due to his financial and leadership experience as a chief financial officer.

William H. Rastetter, Ph.D. has served as a member of our board of directors since January 2014 and as Chairman since June 2016.  He also served as lead independent director of our board of directors from April 2014 to June 2016. He is a Co-Founder of Receptos, Inc., a biopharmaceutical company, where he previously held the roles of Acting Chief Executive Officer from 2009 to 2010, and Director and Chairman of the board of directors from 2009 to 2015. Dr. Rastetter also served on the board of Illumina, Inc., a public genomic technology company, from 1998 until January 2016, serving as chairman during his tenure.  Dr. Rastetter also served as a Partner at the venture capital firm of Venrock from 2006 to 2013. Prior to his tenure with Venrock, Dr. Rastetter was Executive Chairman of Biogen Idec Inc. He was previously Chairman and Chief Executive Officer of Idec Pharmaceuticals Corporation, and prior to Idec, he was Director of Corporate Ventures at Genentech, Inc. and served as well in a scientific capacity at Genentech. Dr. Rastetter also serves as the Chairman of the board of directors of publicly traded life sciences companies, Neurocrine Biosciences, Inc., and Fate Therapeutics, Inc. and of the private company, Grail, Inc., and as a member of the board of directors of Regulus Therapeutics, Inc.  Dr. Rastetter has held various faculty positions at the Massachusetts Institute of Technology and is an Alfred P. Sloan Fellow. Dr. Rastetter holds an S.B. from the Massachusetts Institute of Technology and received his M.A. and Ph.D. from Harvard University. We believe that Dr. Rastetter is qualified to serve on our board of directors due to his extensive experience in the biotechnology industry, his broad leadership experience with several public and private biotechnology companies, and his experience with financial matters.

Term Expiring at the 2018 Annual Meeting of Stockholders (Class I)

Name	Age	Present Position with Cerulean Pharma Inc.
Christopher D.T. Guiffre	48	President and Chief Executive Officer, Director
Susan L. Kelley, M.D.	62	Director
Stuart A. Arbuckle	51	Director

Christopher D. T. Guiffre has served as a member of our board of directors and as our President and Chief Executive Officer since March 2015. He previously served as Chief Operating Officer and as Senior Vice President and Chief Business Officer. Prior to that, Mr. Guiffre held a number of senior executive positions at various biopharmaceutical companies, including President and Chief Executive Officer of Alvos Therapeutics, Inc., Chief Business Officer at Hydra Biosciences, Inc., and a senior executive at Cubist Pharmaceuticals, Inc., most recently as Senior Vice President, General Counsel and Secretary. Mr. Guiffre has also held several positions at Renaissance Worldwide, Inc., including Vice President, General Counsel and Clerk. Prior to that, he was an Associate at Bingham, Dana & Gould LLP (now a part of Morgan, Lewis & Bockius LLP). Mr. Guiffre received a B.S. from Babson College, a J.D. from Boston College Law School, and an M.B.A. from Boston College Carroll School of

Management.  We believe that Mr. Guiffre is qualified to serve on our board of directors because of his service as our Chief Business Officer, Chief Operating Officer and President and Chief Executive Officer, as well as his extensive knowledge of our company and industry.

Susan L. Kelley, M.D. has served as a member of our board of directors since October 2014. Dr. Kelley has been developing drugs in oncology and immunology for over 25 years. She served as Chief Medical Officer of the Multiple Myeloma Research Consortium and its sister organization, the Multiple Myeloma Research Foundation from 2008 to 2011. Previously, Dr. Kelley held positions of increasing responsibility at Bayer Healthcare Pharmaceuticals and Bayer-Schering Pharma, including Vice President, Global Clinical Development and Therapeutic Area Head – Oncology, where she led the Bayer team responsible for the development and worldwide regulatory approval of Nexavar® (sorafenib), including a renal cell carcinoma indication. Prior to joining Bayer, she worked at Bristol-Myers Squibb in Oncology and Immunology drug development where she held positions of increasing responsibility, ultimately serving as Executive Director, Oncology Clinical Research, at the Bristol-Myers Squibb Pharmaceutical Research Institute. She was a Fellow in Medical Oncology and Clinical Fellow in Medicine at Dana-Farber Cancer Institute, Harvard Medical School, and a Fellow in Medical Oncology and Pharmacology at Yale University School of Medicine, where she also served as a Clinical Assistant Professor of Medicine. Dr. Kelley served on the board of directors of Alchemia Pty Ltd, a publicly traded biopharmaceutical company, from 2013 to 2015. Dr. Kelley currently serves as a member of the board of directors of ArQule, Inc., a public oncology-focused biotechnology company, and Immune Design Corp., a public clinical-stage immunotherapy company. Dr. Kelley received her M.D. from Duke University School of Medicine. We believe that Dr. Kelley is qualified to serve on our board of directors due to her experience in life sciences and clinical development and her experience as a director of life sciences companies.

Stuart A. Arbuckle has served as a member of our board of directors since June 2015.  Since 2012, Mr. Arbuckle has served as Executive Vice President and Chief Commercial Officer at Vertex Pharmaceuticals Incorporated, a publicly traded pharmaceutical company, where he oversees Vertex’s global commercial team. Prior to joining Vertex, Mr. Arbuckle worked at Amgen, Inc. where he held multiple commercial leadership roles, including Vice President and General Manager, Oncology Business Unit. He was responsible for sales and marketing efforts for Aranesp®, Neulasta® and NEUPOGEN®, and led the successful launches of XGEVA® and Nplate®. He also served as Vice President and Regional General Manager and led efforts to expand Amgen’s presence in Japan and emerging markets in Asia, the Middle East and Africa. Prior to these roles, Mr. Arbuckle spent more than 15 years at GlaxoSmithKline plc, where he held sales and marketing roles of increasing responsibility for medicines aimed at treating respiratory, metabolic, musculoskeletal, cardiovascular and other diseases. Mr. Arbuckle holds a B.S. with honours in pharmacology and physiology from the University of Leeds in the United Kingdom.  We believe that Mr. Arbuckle is qualified to serve on our board of directors due to his extensive commercial oncology expertise.

Term Expiring at the 2019 Annual Meeting of Stockholders (Class II)

Name	Age	Present Position with Cerulean Pharma Inc.
Alan L. Crane	53	Director
David R. Parkinson, M.D.	66	Director
David R. Walt, Ph.D.	64	Director

Alan L. Crane is one of our co-founders and has served as a member of our board of directors since 2006. Mr. Crane served as our Chairman from 2009 to 2014. From our founding until 2009, Mr. Crane served as our Chief Executive Officer. Currently, he is Partner and Entrepreneur at Polaris Partners and previously served as a General Partner as well as a Venture Partner at Polaris. Mr. Crane has served as President and/or Chief Executive Officer of a number of public and private biotechnology companies, including Momenta Pharmaceuticals, Inc., XTuit Pharmaceuticals, Inc., Arsia Therapeutics, LLC and Navitor Pharmaceuticals, Inc. Previously, he also served as Senior Vice President of Global Corporate Development at Millennium Pharmaceuticals, Inc. Mr. Crane currently serves as a member of the board of directors of life sciences companies including Visterra, Inc., Seventh Sense Biosystems, Inc., Navitor Pharmaceuticals, Inc., XTuit Pharmaceuticals, Inc. and Vaccinex, Inc. Previously, he served as a member of the board of directors of Arsia Therapeutics, LLC (acquired by Eagle Pharmaceuticals), Sirtris Pharmaceuticals, Inc. (acquired by GlaxoSmithKline), Adnexus Therapeutics, Inc. (acquired by Bristol Myers

Squibb), T2 Biosystems, Inc., Hydra Biosciences, Inc., Momenta Pharmaceuticals, Inc., and Ocular Therapeutix, Inc. Mr. Crane received his B.A., M.A. and M.B.A. from Harvard University.  We believe that Mr. Crane is qualified to serve on our board of directors due to his role in our founding, his institutional knowledge as a result of his continuous service on our board since 2006, and his significant experience as an investor in, and executive and director of, life sciences companies.

David R. Parkinson, M.D. has served as a member of our board of directors since October 2014. Dr. Parkinson is the President and Chief Executive Officer of Essa Pharma Inc., a position he has held since January 2016, and a venture partner at New Enterprise Associates, a position he has held since 2012. From 2007 to 2012, Dr. Parkinson served as President and Chief Executive Officer of Nodality, Inc., a private biotechnology company focused on the biological characterization of signaling pathways. Prior to that, Dr. Parkinson was Senior Vice President of Oncology Research and Development at Biogen Idec Inc., where he oversaw oncology discovery and research efforts and the development of the oncology pipeline. Prior to Biogen Idec, Dr. Parkinson served as Vice President of Oncology Development at Amgen Inc. and Vice President of Global Clinical Oncology Development at Novartis AG. Dr. Parkinson also worked at the National Cancer Institute, with his last position as Acting Associate Director of the Cancer Therapy Evaluation Program. He has also held academic positions at the M.D. Anderson Cancer Center, University of Texas, and New England Medical Center of Tufts University School of Medicine. Dr. Parkinson is a past Chairman of the U.S. Food and Drug Administration, or FDA, Biologics Advisory Committee and is a recipient of the FDA’s Cody Medal. He is a past President of the International Society of Biological Therapy, and past editor of the Journal of Immunotherapy. Dr. Parkinson has served on the National Cancer Policy Forum of the Institute of Medicine and is a past Co-chair of the Cancer Steering Committee of the National Institute of Health Foundation Biomarkers Consortium. He currently serves as a member of the board of directors of the Multiple Myeloma Research Foundation and, from 2006 to 2016, as the Chairperson of the American Association of Cancer Research (AACR) Finance and Audit Committee. Dr. Parkinson was formerly a member of the board of directors of Facet Biotech Corporation, acquired by Abbott Laboratories, as well as a member of the board of directors of Ambit Biosciences Corporation, a publicly traded biopharma company acquired by Daiichi Sankyo. He currently serves as a member of the board of directors of Threshold Pharmaceuticals, Inc., Essa Pharma Inc., 3Sbio Inc. and Tocagen Inc. Dr. Parkinson received his M.D. as gold medalist from the University of Toronto Faculty of Medicine, with internal medicine and hematology/oncology training in Montreal at McGill University and in Boston at New England Medical Center.  We believe that Dr. Parkinson is qualified to serve on our board of directors due to his experience in life sciences and his knowledge of regulatory issues related to drug development.

David R. Walt, Ph.D. has served as a member of our board of directors since September 2015. Dr. Walt currently serves as University Professor, Professor of Biomedical Engineering, Professor of Genetics, and Professor of Oral Medicine at Tufts University, where he has served since 1981, and is a Howard Hughes Medical Institute Professor, a position he has held since 2006. Dr. Walt was the Founding Scientist of Illumina, Inc. and Quanterix Corporation and currently serves as a member of the board of directors and chairman of the scientific advisory board of Quanterix Corporation. He was also a founder and currently serves as a member of the board of directors of Ultivue, Inc., a private biotechnology company, and serves as a member of the board of directors of Exicure, Inc. and Arbor, Inc., private biotechnology companies. He has received numerous national and international awards and honors for his fundamental and applied work in the field of optical sensors, microwell arrays and single molecule detection. Dr. Walt is a co-chair of the board of directors of Chemical Sciences and Technology of the U.S. National Academy of Sciences. He is a member of the U.S. National Academy of Medicine, U.S. National Academy of Engineering, American Academy of Arts and Sciences, a fellow of the American Institute for Medical and Biological Engineering, a fellow of the National Academy of Inventors, and a fellow of the American Association for the Advancement of Science. Dr. Walt received a B.S. in Chemistry from the University of Michigan and a Ph.D. in Chemical Biology from Stony Brook University.  We believe that Dr. Walt is qualified to serve on our board of directors due to his experience in developing life sciences companies and his expertise in organic chemistry and biomedical engineering.

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

Under the Stock Purchase Agreement, promptly after closing of the Daré Transaction, we agreed to take all action necessary to cause the persons identified by Daré to be appointed as executive officers or directors, as applicable, of our company. The combined company’s board of directors will initially be fixed at five members, consisting of (i) three members designated by Daré: Roger Hawley as Chairman, Sabrina Martucci Johnson and Robin Steele and (ii) two board members designated by us: William H. Rastetter and Susan L. Kelley. The staggered structure of our current board of directors will remain in place for the combined company following the consummation of the Daré Transaction. Pursuant to the terms of the Stock Purchase Agreement, it is anticipated that these directors will be appointed to the three staggered director classes of the combined company’s board of directors.

Executive Officers

The following table sets forth information regarding our executive officers as of April 20, 2017:

Name	Age	Position(s)
Christopher D.T. Guiffre	48	President and Chief Executive Officer, Director
Gregg D. Beloff	49	Interim Chief Financial Officer
Adrian M. Senderowicz, M.D.	53	Senior Vice President and Chief Medical Officer
Scott Eliasof, Ph.D.	58	Senior Vice President and Chief Scientific Officer
Alejandra V. Carvajal, J.D.	43	Vice President, General Counsel

The biography of Mr. Guiffre can be found above under the caption “Directors – Term Expiring at the 2018 Annual Meeting of Stockholders (Class I).”

Gregg D. Beloff has served as our Interim Chief Financial Officer since May 2015.  Mr. Beloff joined us as a member of Danforth Advisors, a consulting firm specializing in providing financial and strategic support to life sciences companies.  In addition to his consulting for clients, Mr. Beloff previously served as the Chief Financial Officer of two public and three privately held companies. In these roles, he managed finance, accounting, corporate communications, human resources, information technology, facilities, legal, intellectual property, business development, and manufacturing functions.  Mr. Beloff holds a J.D. from the University of Pittsburgh School of Law, an M.B.A. from Carnegie Mellon University and a B.A. in History from Middlebury College.

Adrian M. Senderowicz, M.D. has served as our Senior Vice President and Chief Medical Officer since September 2015, prior to which he provided consulting services to Cerulean from May 2015 until the commencement of his employment with us.  Dr. Senderowicz was Chief Medical Officer and Senior Vice President, Clinical Development and Regulatory Affairs at Ignyta, Inc., a precision oncology biotechnology company, where he served from 2014 to 2015. Prior to joining Ignyta, he served as Vice President, Global Regulatory Oncology at Sanofi from 2013 to 2014, Chief Medical Officer at Tokai Pharmaceuticals from 2012 to 2013, and Senior Medical Director, Oncology Clinical Development at AstraZeneca from 2008 to 2012. Before his tenure at AstraZeneca, Dr. Senderowicz held a variety of leadership positions at the U.S. Food and Drug Administration Division of Oncology Drug Products in the Center for Drug Evaluation and Research and a variety of clinical and research positions with the National Cancer Institute/National Institutes of Health, or NCI, including Investigator and Chief, Molecular Therapeutics Unit. He currently serves as a member of the board of directors of Puma Biotechnology, Inc., a publicly traded biopharmaceutical company. He completed his internal medicine residency training at the Icahn School of Medicine at Mount Sinai, and a clinical oncology fellowship at the NCI.  Dr. Senderowicz holds an M.D. from the School of Medicine at the Universidad de Buenos Aires in Argentina.

Scott Eliasof, Ph.D. has served as our Chief Scientific Officer and Senior Vice President since October 2016. He previously served as our Vice President, Research and lead our research team since 2007.  Prior to joining us, he was the director of the Chemical Biology Platform at the Broad Institute, directing a multi-disciplinary team of professional scientists and technicians in the fields of synthetic chemistry, analytical chemistry, high-throughput screening, computational science, and software engineering. Prior to joining the Broad Institute, Dr. Eliasof worked at Millennium Pharmaceuticals, Inc., where he managed scientific teams in cellular biology, molecular biology, neuroscience, and bioinformatics for a large-scale genomics-based drug discovery program. Earlier in his career, Dr. Eliasof served at Neurocrine Biosciences, Inc., where he played a key role in the exploration of glutamate transporters in the field of stroke and neurological disorders. Dr. Eliasof earned his B.S. from the Massachusetts Institute of Technology in electrical engineering, Ph.D. from the University of California at Berkeley in neuroscience, and completed his post-doctoral fellowship at the Vollum Institute in Portland, Oregon.

Alejandra V. Carvajal, J.D. has served as our Vice President and General Counsel since 2014. Prior to joining us, Ms. Carvajal worked at Millennium: The Takeda Oncology Company from 2004 to 2014, where she held a variety of positions, including most recently Associate General Counsel. Ms. Carvajal joined Millennium as a senior attorney and enjoyed over ten years of increasing responsibilities relating to all aspects of oncology drug development. Prior to joining Millennium, Ms. Carvajal was an attorney with the law firms Day, Berry & Howard and Hill & Barlow. Ms. Carvajal received a B.A. cum laude from Harvard University and a J.D. cum laude from Georgetown University Law Center.

Immediately following the completion of the Daré Transaction, the executive management team of the combined company is expected to be composed of the current executive team of Daré: Sabrina Martucci Johnson, serving as Chief Executive Officer, and Lisa Walters-Hoffert, serving as Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our directors and certain officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. These Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, and written representations from certain reporting persons, we believe that during 2016, our directors, officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to our common stock during that fiscal year, except that William Rastetter, William McKee, Paul Friedman, Stuart Arbuckle, David Parkinson and David Walt filed late Form 4s on October 20, 2016 for their receipt of common stock in lieu of cash, on October 3, 2016, for their director compensation, in accordance with their then-current equity election.  Additionally, Scott Eliasof, one of our executive officers, amended his Form 3 on January 19, 2017, to reflect previously inadvertently undisclosed common stock holdings of a family trust.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted on our website, www.ceruleanrx.com, a current copy of the code and all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code. Information contained on the website is not incorporated by reference in, or considered part of, this Amendment.

Corporate Governance Matters

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted. We have adopted a code of business conduct and ethics, which applies to all of our officers, directors and employees, and corporate governance guidelines and charters for our audit committee, our compensation committee, our nominating and governance committee and our clinical advisory committee. We have posted copies of our code of business conduct and ethics and corporate governance guidelines, as well as each of our committee charters, on the “Corporate Governance” page of the “Investors” section of our website, www.ceruleanrx.com, which you can access free of charge. Information contained on the website is not incorporated by reference in, or considered part of, this Amendment. We intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed by law or NASDAQ listing standards. We will also provide copies of these documents as well as our other corporate governance documents, free of charge, to any stockholder upon written request to Cerulean Pharma Inc., 35 Gatehouse Drive, Waltham, MA 02451.

Audit Committee

We have established a standing audit committee, which operates under a charter approved by our board of directors. The current members of our audit committee are Mr. Arbuckle, Mr. McKee and Dr. Walt. Mr. McKee chairs the audit committee. Our board of directors has determined that Mr. McKee is an “audit committee financial expert” as defined by applicable SEC rules and NASDAQ listing standards. Each member of the audit committee is independent as defined under applicable NASDAQ rules, including, in the case of all members of the audit committee, the independent requirements contemplated by Rule 10-3A under the Exchange Act. The audit committee held six meetings during fiscal 2016.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

This section describes the material elements of our executive compensation for our “named executive officers” and the most important factors relevant to an analysis of these policies and practices. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers named in the “Summary Compensation Table” below, or our “named executive officers,” and is intended to place in perspective the data presented in the following tables and the corresponding narrative. Our “named executive officers” for 2016 are Christopher D.T. Guiffre, our President and Chief Executive Officer, Adrian M. Senderowicz, our Senior Vice President and Chief Medical Officer and Scott Eliasof, our Senior Vice President and Chief Scientific Officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers during our fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Christopher D.T. Guiffre	2016	480,000	240,000	237,544	11,230	(4)	968,774
President and Chief Executive	2015	420,208	221,850	2,628,231	11,176	(5)	3,281,465
Officer (3)
Adrian M. Senderowicz, M.D.	2016	400,489	160,196	154,640	11,566	(7)	726,891
Senior Vice President and	2015	125,568	158,340	865,818	293,847	(8)	1,443,573
Chief Medical Officer (6)
Scott Eliasof, Ph.D.	2016	297,548	160,000	130,733	12,406	(10)	600,687
Senior Vice President and	2015	270,040	55,088	496,977	12,406	(10)	834,511
Chief Scientific Officer (9)

______________

(1)

The 2016 amounts reflect the discretionary bonuses earned in 2016 and paid in January 2017 except for Mr. Guiffre whose 2016 bonus was paid in December 2016.  The 2015 amounts reflect the discretionary bonuses earned in 2015 and paid in January 2016.

(2)

The amounts reported in the “Option Awards” column reflect the aggregate fair value computed as of the grant date of the options awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See note 8 to our consolidated financial statements appearing in our Annual Report on Form 10-K filed with the SEC on March 31, 2017 for assumptions underlying the valuation of equity awards.

(3)

Mr. Guiffre served as our Senior Vice President and Chief Business Officer through October 2014.  He was named Chief Operating Officer in October 2014 and subsequently, in March 2015, was appointed President and Chief Executive Officer.

(4)	Consists of $10,600 that we matched pursuant to our 401(k) plan and $630 in life insurance premiums.
(5)	Consists of $10,600 that we matched pursuant to our 401(k) plan and $576 in life insurance premiums.
(6)	Dr. Senderowicz joined the company in September 2015.
(7)	Consists of $10,600 that we matched pursuant to our 401(k) plan and $966 in life insurance premiums
(8)

Consists of $293,655 paid to Oncology Drug Development, LLC, and $192 in life insurance premiums. Dr. Senderowicz was a consultant from May 2015 until the commencement of his employment in September 2015 and his fees were paid to Oncology Drug Development, LLC during that time.

(9)	Dr. Eliasof served as our Vice President, Research through October 2016. He was named Senior Vice President and Chief Scientific Officer in October 2016.
(10)	Consists of $10,600 that we matched pursuant to our 401(k) plan and $1,806 in life insurance premiums.

Narrative to summary compensation table

Base salary. In 2016, we paid base salaries of $480,000 to Mr. Guiffre, $400,489 to Dr. Senderowicz, and $297,548 to Dr. Eliasof. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all of our employees, including our named executive officers. None of our named executive officers is party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.  In October 2016, Dr. Eliasof was promoted to Senior Vice President and Chief Scientific Officer and his 2016 annual base salary was increased to $320,000.

Annual cash bonus. Our board of directors may, in its discretion, award cash bonuses to our named executive officers from time to time. We typically establish annual cash bonus targets based on a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose cash bonus awards to the compensation committee of the board of directors or to the board of directors primarily based on such review process. Our compensation committee makes the final determination of the eligibility requirements for and the amount of the cash bonus awards paid to our executive officers. With respect to 2016, our compensation committee determined, based on a number of factors, to award cash bonuses of $240,000 to Mr. Guiffre, $160,196 to Dr. Senderowicz, and $160,000 to Dr. Eliasof, such amounts representing 100% of bonus targets for each of Mr. Guiffre, Dr. Senderowicz, and Dr. Eliasof. The bonus payments were made in January 2017, except for Mr. Guiffre, whose bonus was paid in December 2016.

Equity incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee and board of directors periodically review the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options pursuant to our 2014 Stock Incentive Plan, or the 2014 Plan.

We use stock options to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. We have granted stock options to our executive officers with both time-based and performance-based vesting.  The options that we have granted to our executive officers and other employees upon initiation of employment have typically been subject to time-based vesting, with such options becoming exercisable as to 25% of the shares underlying the options on the first anniversaries of the grant dates, and as to an additional 1/48th of the shares underlying the options monthly thereafter.  Beginning in 2014, following our initial public offering, or IPO, we started a practice of providing that options granted to existing executive officers and other employees with time-based vesting would typically vest ratably over forty-eight (48) months from the vesting commencement date. The options that we have granted to date to our named executive officers with performance-based vesting become exercisable upon the occurrence of specified business transactions or other specified milestones. None of our named executive officers is currently party to an employment agreement that provides for automatic award of stock options. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents.

In March 2017, upon the recommendation of the compensation committee, our board of directors approved the amendment of all existing options to provide that, notwithstanding each such option’s original vesting schedule and notwithstanding that the optionholder’s service with us may have terminated prior to the closing of the change in control, effective immediately prior to a change in control, all remaining outstanding options will become fully and immediately vested. Absent a change in control, vesting of such options ceases immediately upon termination. Our board of directors also approved the further amendment of all existing options to provide that the exercise rights of such options would be extended until the date that is two years following such optionholder’s termination of employment.

We have historically granted stock options with exercise prices that are equal to the fair market value of our common stock on the date of grant as determined by our board of directors, based on a number of objective and subjective factors. Following our IPO, the exercise prices of all stock options granted have been equal to the fair market value of shares of our common stock on the date of grant, which is determined by reference to the closing market price of our common stock on the NASDAQ Global Market on the date of grant.

In January 2016, our compensation committee granted an option to purchase 137,000 shares of our common stock to Mr. Guiffre, an option to purchase 50,000 shares of our common stock to Dr. Senderowicz, and an option to purchase 42,500 to Dr. Eliasof. These options have an exercise price of $3.04 per share and vest monthly as to 1/48th of the shares underlying the option over four years following the grant date.

In August 2016, our compensation committee granted an option to purchase 100,000 shares of our common stock to Dr. Senderowicz and an option to purchase 75,000 shares of our common stock to Dr. Eliasof.  These options have an exercise price of $1.14 per share and vest semi-annually as to 1/4th of the shares underlying the option over two years following the grant.

In October 2016, our compensation committee granted an option to purchase 10,000 shares of our common stock to Dr. Eliasof.  This option had an exercise price of $0.88 per share and vests in equal monthly installments over four years following the grant date.

Based on the closing price of our common stock on April 27, 2017, the day before the filing of this Form 10-K/A, all outstanding stock options held by our executive officers have exercise prices that are higher than the current fair market value and, as a result, are currently out of the money.

2016 Outstanding Option Awards at Fiscal-Year End

The following table sets forth information concerning outstanding option awards for each of our named executive officers at December 31, 2016:

Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Christopher D.T. Guiffre	53,765	—		3.77	1/25/2022
	—	51,698	(1)	3.77	1/25/2022
	9,236	—		3.92	12/19/2022
	—	9,236	(2)	3.92	12/19/2022
	13,440	4,482	(3)	10.59	1/10/2024
	32,485	17,815	(4)	5.73	6/24/2024
	28,293	22,007	(5)	4.36	10/29/2024
	37,500	37,500	(6)	8.16	2/5/2025
	186,780	220,740	(7)	9.84	3/23/2025
	31,395	105,605	(8)	3.04	1/5/2026
Adrian M. Senderowicz, M.D.	35,625	54,375	(9)	4.71	6/10/2025
	42,187	92,813	(10)	4.21	9/4/2025
	52,666	105,334	(11)	3.29	12/1/2025
	11,458	38,542	(8)	3.04	1/5/2026
	—	100,000	(12)	1.14	8/22/2026
Scott Eliasof, Ph.D.	3,446	—		5.08	8/10/2017
	517	—		5.95	7/8/2018
	586	—		5.95	3/27/2019
	655	—		3.34	3/5/2020
	9,953	—		3.34	1/28/2021
	13,786	—		3.77	1/25/2022
	19,707	—		3.92	12/19/2022
	10,339	3,447	(3)	10.59	1/10/2024
	37,716	20,684	(4)	5.73	6/24/2024
	21,500	21,500	(6)	8.16	2/5/2025
	52,666	105,334	(11)	3.29	12/1/2025
	9,739	32,761	(8)	3.04	1/5/2026
	—	75,000	(12)	1.14	8/22/2026
	416	9,584	(13)	0.88	10/25/2026

______________

(1)

This option vests as follows: (i) 27,572 of the underlying shares shall vest in 24 approximately equal monthly installments, commencing upon the closing of a transformative business development transaction, as determined by our board of directors and (ii) the remaining 24,126 shares shall vest upon the occurrence of a change in control event meeting certain objective criteria.

(2)

This option vests as follows: (i) 4,988 of the underlying shares shall vest in 24 approximately equal monthly installments, commencing upon the closing of a transformative business development transaction, as determined by our board of directors and (ii) the remaining 4,248 shares shall vest upon the occurrence of a change in control event meeting certain objective criteria.

(3)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through December 31, 2017, subject to the holder’s continued service.
(4)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through May 31, 2018, subject to the holder’s continued service.

(5)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through September 30, 2018, subject to the holder’s continued service.
(6)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through January 31, 2019, subject to the holder’s continued service.
(7)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through February 28, 2019, subject to the holder’s continued service.
(8)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through December 31, 2020, subject to the holder’s continued service.
(9)

25% of the unvested shares underlying this option are scheduled to vest on May 18, 2016 with the remaining unvested shares scheduled to vest in approximately equal monthly installments thereafter through April 30, 2019, subject to the holder’s continued service.

(10)

25% of the unvested shares underlying this option are scheduled to vest on September 4, 2016 with the remaining unvested shares scheduled to vest in approximately equal monthly installments thereafter through August 31, 2019, subject to the holder’s continued service.

(11)	The unvested shares underlying this option are scheduled to vest in approximately equal annual installments from December 1, 2016 through December 1, 2018, subject to the holder’s continued service.
(12)	The unvested shares underlying this option are scheduled to vest in approximately equal semi-annual installments through August 22, 2018, subject to the holder’s continued service.
(13)	The unvested shares underlying this option are scheduled to vest in approximately equal monthly installments through October 25, 2020, subject to the holder’s continued service.

Employment Agreements

On March 19, 2017, our board of directors determined, upon the recommendation of the compensation committee, to enter into retention agreements with each of our executive officers, including our named executive officers. These retention agreements supersede the provisions of the executive officers’ prior employment agreements and retention letters with the Company providing for post-separation benefits.

Retention Agreement with Mr. Guiffre

The retention agreement of Mr. Guiffre provides that he will be entitled to receive, (i) upon the timely execution of a release of claims agreement entered into contemporaneously with the retention agreement, a retention bonus (a “Retention Amount”) equal to his base salary for six months (less all applicable taxes and withholdings), (ii) upon executing a reaffirmation of such release of claims on his termination date, (A) an additional lump sum payment (a “Health Assistance Payment”) in the amount of twelve times (or, if his termination is in connection with a change in control, eighteen times) our current monthly contribution to Company-provided health and dental insurance coverage currently in effect with respect to his coverage elections (less all applicable taxes and withholdings) and (B) an additional lump sum payment (a “Severance Payment”) equal to his base salary for six months (or, if his termination is in connection with a change in control, twelve months) (less all applicable taxes and withholdings), and (iii) upon a change in control of our company, the management change in control bonus described below under the caption “Management Change in Control Bonuses.” In addition, if Mr. Guiffre is terminated in connection with a change in control of our company, he will be entitled to receive an additional lump sum payment equal to 1.5 times his 2016 cash performance bonus (less all applicable taxes and withholdings) (a “Severance Bonus”) upon executing a reaffirmation of his release of claims on his termination date. If Mr. Guiffre is terminated by us for cause (as defined in the retention agreement), or leaves the Company within the six-month period following the date of the retention agreement for any reason without our agreement, he will be required to repay the Retention Amount in full, and will no longer be eligible to receive a Health Assistance Payment, Severance Payment, Severance Bonus or management change in control bonus.

Retention Agreements with Dr. Senderowicz and Dr. Eliasof

The retention agreements of Dr. Senderowicz and Dr. Elisasof provide that each such executive will be entitled to receive, (i) upon the timely execution of a release of claims agreement entered into contemporaneously with the retention agreement, a Retention Amount equal to his base salary for six months (less all applicable taxes and withholdings), (ii) upon executing a reaffirmation of such release of claims on the executive’s termination date, a Health Assistance Payment in the amount of six times our current monthly contribution to Company-provided health and dental insurance coverage currently in effect with respect to his coverage elections (less all applicable taxes and withholdings), and (iii) upon a change in control of our company, the management change in control bonus described below under the caption “Management Change in Control Bonuses.” If either Dr. Senderowicz or Dr. Eliasof is terminated by us for cause (as defined in the retention agreement), or leaves the Company within the six-month period following the date of the retention agreement for any reason without our agreement, he will be required to repay the Retention Amount in full, and will no longer be eligible to receive a Health Assistance Payment or the management change in control bonus.

Management Change in Control Bonuses

On March 19, 2017, our board of directors determined, upon the recommendation of the compensation committee, that it was in the best interests of the Company to grant members of management the right to receive a change in control bonus upon the closing of the Daré Transaction. These bonuses would be paid in lieu of and supersede any payments that would otherwise be due upon a change in control as a result of the Daré Transaction pursuant to our previously existing executive bonus pool, established by our board of directors on November 8, 2016.  Each of our named executive officers identified in the table below shall be entitled to receive a cash bonus in an amount up to the maximum amount set forth next to his or her name upon the closing of the Daré Transaction, regardless of whether such individual remains employed by us upon such closing date:

Name	Maximum Change in Control Bonus
Christopher D.T. Guiffre	$125,526
Adrian M. Senderowicz, M.D.	104,733
Scott Eliasof, Ph.D.	82,043

The final cash bonus amount payable to each executive officer upon the closing of the Daré Transaction will be determined in the sole discretion of the compensation committee.

Other Agreements

We have entered into non-disclosure, non-solicitation and assignment of intellectual property agreements with each of our named executive officers. Under these agreements, each named executive officer has agreed (1) to protect our confidential and proprietary information, (2) to assign to us related intellectual property that is developed during such named executive officer’s employment and that relates to our business or research and development or from the use of our property, premises or confidential information and (3)  not to solicit our employees or customers during his or her employment and for a period of one year after the termination of his or her employment.

401(k) retirement plan

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which was $18,000 for each of 2015 and 2016. Participants who are at least 50 years old can also make “catch-up” contributions above the statutory limit up to an additional $6,000 in each of 2015 and 2016. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We match participant contributions up to 4% of a participant’s annual compensation, subject to statutory limits.

Director Compensation

The following table sets forth information regarding compensation earned by our non-employee directors during fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Fees Earned or Paid in Stock ($)	Option Awards ($)(1)		Total ($)
William H. Rastetter, Ph.D.	21,659	37,500	24,590	(2)	83,749
Stuart A. Arbuckle	34,500	11,500	24,590	(2)	70,590
Alan L. Crane	35,000	—	24,590	(2)	59,590
Paul A. Friedman, M.D.	119,313	7,500	24,590	(2)	151,403
Steven E. Hall, Ph.D. (3)	22,500	—	—		22,500
Susan L. Kelley, M.D.	55,000	—	24,590	(2)	79,590
William T. McKee	52,000	3,000	24,590	(2)	79,590
David R. Parkinson, M.D.	25,000	25,000	24,590	(2)	74,590
David R. Walt, Ph.D.	23,000	23,000	24,590	(2)	70,590

 ______________

(1)

The amount reported in the “Option Awards” column reflects the aggregate fair value computed as of the grant date of the options awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 718. See note 8 to our consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2017 for assumptions underlying the valuation of equity awards.  As of December 31, 2016, our non-employee directors held options to purchase the following aggregate numbers of shares (exercisable and unexercisable):

Name	Options Outstanding at December 31, 2016
William H. Rastetter, Ph.D.	53,000
Stuart A. Arbuckle	42,000
Alan L. Crane	64,232
Paul A. Friedman, M.D.	153,000
Susan L. Kelley, M.D.	53,000
William T. McKee	53,000
David R. Parkinson, M.D.	53,000
David R. Walt, Ph.D.	42,000

(2)

Includes the grant of an option to purchase 20,000 shares of our common stock made in June 2016 in accordance with our non-employee director compensation policy.  This option has an exercise price of $2.08 per share and is scheduled to vest on the earlier of the first anniversary of the date of grant or immediately prior to our first annual meeting of stockholders occurring after the date of grant, subject to the non-employee director’s continued service.

(3)	Dr. Hall retired from our board on June 22, 2016, the date of our 2016 annual meeting of stockholders.

Mr. Guiffre, one of our directors, who also serves as our President and Chief Executive Officer, does not receive any additional compensation for his service as a director. The compensation that we pay to our President and Chief Executive Officer is discussed in the “Executive Compensation” section of this Amendment.

Director compensation policy

Our board has established a compensation policy for non-employee directors under which each of our non-employee directors is paid a cash retainer for service on the board of directors and service on each committee on which the director also serves. These retainers are payable in four quarterly installments, in arrears, and are prorated for any partial quarters of service. The amount of each retainer for service effective July 2016 is as follows:

		Annual Retainer ($)
Board of Directors
Chairman		65,000
Member		35,000
Committees of the Board of Directors
Audit	Chair	20,000
	Member	7,500
Compensation	Chair	15,000
	Member	5,000
Nominating and Corporate Governance	Chair	10,000
	Member	3,500
Clinical Advisory	Chair	20,000
	Member	10,000

___________

Each non-employee director may elect to receive up to 100% of these retainers in the form of awards of unrestricted shares of our common stock, issued on the first trading day of the quarter following the quarter to which the retainer relates, for a number of shares of our common stock equal to (x) the amount of the cash retainer that would otherwise have been payable to such director on the date of grant divided by (y) the fair market value of our common stock on the date of grant.  Directors wishing to make this election for a given calendar year must make the election on or before the last day of the prior calendar year, except that the election with respect to calendar year 2016 and in any year in which a director is newly elected must be made on or before June 30th of such year or such other date as determined by the Board.

In addition, the non-employee director compensation program provides for the grant of equity awards under the 2014 Plan to our non-employee directors as follows:

•

an option to purchase 22,000 shares of our common stock at an exercise price per share equal to the fair market value of our common stock on the date of grant, which we refer to as an Initial Award, on the date of initial election or appointment to the board of directors; and

•

an option to purchase 20,000 shares of our common stock at an exercise price per share equal to the fair market value of our common stock on the date of grant, which we refer to as a Subsequent Award, on the date of each of our annual meetings of stockholders if a non-employee director has been serving on the board of directors for at least six months as of the date of such annual meeting and will continue to serve as a non-employee director immediately following such meeting.

Subject to the non-employee director’s continued service, an Initial Award vests and becomes exercisable in substantially equal installments on each of the first three anniversaries of the date of grant and a Subsequent Award vests and becomes exercisable in full on the earlier of the first anniversary of the date of grant or immediately prior to our first annual meeting of stockholders occurring after the date of grant. All outstanding Initial Awards and Subsequent Awards will vest in full immediately prior to the occurrence of a change in control of our company.

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending board of director and committee meetings.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the board of directors or compensation committee or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 31, 2017 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2017 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Cerulean Pharma Inc., 35 Gatehouse Drive, Waltham, MA 02451.

The percentage ownership calculations for beneficial ownership as of March 31, 2017 are based on 29,021,455 shares of common stock outstanding as of March 31, 2017. Beneficial ownership representing less than one percent of our outstanding common stock is denoted with an “*.”

Name	Number of Shares Beneficially Owned	Percentage Beneficially Owned as of March 31, 2017
5% Stockholders
Entities affiliated with Polaris Partners (1)	4,724,968	16.3%
Entities affiliated with Venrock (2)	3,034,038	10.4%
Entities affiliated with CVF, LLC (3)	2,601,387	9.0%
Executive Officers and Directors
Christopher D. T. Guiffre (4)	482,242	1.6%
Adrian Senderowicz (5)	200,582	*
Scott Eliasof, Ph.D. (6)	219,944	*
Stuart A. Arbuckle (7)	20,437	*
Alan L. Crane (8)	4,874,301	16.8%
Paul A. Friedman, M.D. (9)	141,546	*
Susan L. Kelley, M.D. (10)	25,666	*
William T. McKee (11)	36,418	*
David R. Parkinson, M.D. (12)	54,154	*
William H. Rastetter, Ph.D. (13)	136,418	*
David R. Walt, Ph.D. (14)	201,033	*
All directors and executive officers as a group (13 persons) (15)	6,563,822	21.6%

1)

Consists of (a) 1,405,750 shares of common stock held by Polaris Venture Partners IV, LP (“Polaris IV”), (b) 26,351 shares of common stock held by Polaris Ventures Partners Entrepreneurs’ Fund IV, LP (“Polaris EFund IV”), (c) 3,148,044 shares of common stock held by Polaris Venture Partners V, LP (“Polaris V”), (d) 61,353 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund V, LP (“Polaris EFund V”), (e) 21,562 shares of common stock held by Polaris Ventures Partners Founders’ Fund V, LP (“Polaris FFund V”), (f) 31,478 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, LP (“Polaris SFFund V” and together with Polaris IV, Polaris EFund IV, Polaris V, Polaris EFund V and Polaris FFund V, the “Polaris Funds”) and (g) 5,242, 98, 24,213, 471, 165 and 241 shares of common stock issuable upon the exercise of warrants held by Polaris IV, Polaris EFund IV, Polaris V, Polaris EFund V, Polaris FFund V and Polaris SFFund V. Each of the Polaris Funds has the sole voting and investment power with respect to the shares directly held by it. The general partner of each of Polaris IV and Polaris EFund IV is Polaris Venture Management Co. IV, LLC (“Polaris Management IV”). The general partner of each of Polaris V, Polaris EFund V, Polaris FFund V and Polaris SFFund V is Polaris Venture Management Co. V, LLC (“Polaris Management V”). Each of Polaris Management IV and Polaris Management V may be deemed to have sole voting and investment power with respect to the shares held by the Polaris Funds of which they are general partner, and each of Polaris Management IV and Polaris Management V disclaim beneficial ownership of all the shares held by such Polaris Funds except to the extent of their proportionate pecuniary interests therein. North Star Venture Management 2000, LLC (“North Star”) directly or indirectly provides investment advisory services to various venture capital funds, including the Polaris Funds. The members of North Star (the “Management Members”) are also members of Polaris Management IV and Polaris Management V, and as such, they may be deemed to share voting and investment power over the shares held by the Polaris Funds. The Management Members disclaim beneficial ownership of such shares, except to the extent of their proportionate pecuniary interest therein. Alan L. Crane, one of our directors, has an assignee interest in Polaris Management IV and Polaris Management V. To the extent that he is deemed to share voting and investment powers with respect to the shares held by the Polaris Funds, Mr. Crane disclaims beneficial ownership of all the shares held by the Polaris Funds except to the extent of his proportionate pecuniary interest therein. The mailing address of the beneficial owner is c/o Polaris Venture Partners, One Marina Park Drive, 10th Floor, Boston, MA 02210.

2)

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

3)

Richard H. Robb, manager of CVF, LLC, exercises voting and investment power with respect to shares held by CVF, LLC. Mr. Robb disclaims beneficial ownership of all shares held by CVF, LLC except to the extent of his pecuniary interest therein. The mailing address of the beneficial owner is 222 N. LaSalle Street, Suite 2000, Chicago, IL 60601.

4)	Consists of (a) 12,489 shares of common stock and (b) 469,753 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

5)	Consists of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

6)	Consists of (a) 100 shares of common stock and (b) 219,844 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

7)	Consists of (a) 13,104 shares of common stock and (b) 7,333 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.
8)

Consists of (a) the shares described in note (1) above, (b) 105,101 shares of common stock and (c) 44,232 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

9)	Consists of (a) 8,546 shares of common stock and (b) 133,000 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

10)	Consists of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

11)	Consists of (a) 3,418 shares of common stock and (b) 33,000 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

12)	Consists of (a) 28,488 shares of common stock and (b) 25,666 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

13)

Consists of (a) 103,039 shares of common stock (b) 379 shares of common stock issuable upon the exercise of warrants and (c) 33,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017. William H. Rastetter holds the aforementioned shares jointly as community property with his wife.

14)	Consists of (a) 193,700 shares of common stock and (b) 7,333 of shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

15)

Consists of (a) 5,192,953 shares of common stock, (b) 379 shares of common stock issuable upon the exercise of warrants and (c) 1,370,490 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2017.

Support Agreements

In connection with the Daré Transaction, each of our directors and the Polaris Funds, representing in the aggregate approximately 20.7% of our outstanding common stock as of the date of the Stock Purchase Agreement with Daré, have entered into a support agreement in favor of Daré. The beneficial ownership of these persons consists of 5,219,990 shares of our common stock, as well as 778,983 shares subject to options to acquire shares of our common stock and warrants to purchase up to 30,809 shares of our common stock that are in each case exercisable within 60 days of the date of the Stock Purchase Agreement with Daré. Each person that entered into the support agreement has agreed, among other things, to vote all of their shares of our common stock in favor of the Daré Transaction and against any competing proposal, if any.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,020,288 (1)	$4.31	1,775,631 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,020,288	$5.39	1,775,631

______________

(1)	Consists of stock options outstanding as of December 31, 2016 under our 2007 stock incentive plan and the 2014 Plan.
(2)

Consists of (i) 853,091 shares of our common stock available for future issuance under the 2014 Plan; and (ii) 922,540 shares of our common stock available for future issuance under our 2014 employee stock purchase plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2016, we have engaged in the following transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and 5% stockholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

 If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our general counsel or our chief financial officer, or if none, our principal financial officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the transaction; and
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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our certificate of incorporation or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in its charter.

Director Independence

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members also satisfy heightened independence requirements contained in the NASDAQ Listing Rules as well as Rule 10C-1 under the Exchange Act.

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

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Guiffre, as well as Dr. Steven Hall, who served as a director until his resignation in June 2016, is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors also determined that the current members of our audit committee, Mr. Arbuckle, Mr. McKee, and Dr. Walt; the current members of our compensation committee, Dr. Friedman, Mr. McKee and Dr. Parkinson; Dr. Hall, who served on our compensation committee prior to his resignation in June 2016; and Mr. Arbuckle, Dr. Rastetter and Dr. Walt, the current members of our nominating and corporate governance committee, all satisfy the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2016 and December 31, 2015. The following table summarizes the fees Deloitte & Touche LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2016	2015
Audit Fees (1)	$392,883	$361,380
Audit-Related Fees (2)	45,000	113,500
Tax Fees (3)	17,544	16,200
All Other Fees	—	—
Total Fees	$455,427	$491,080

______________

(1)	Audit fees for 2016 and 2015 consist of fees for the audit of our consolidated financial statements and the review of our interim financial statements.
(2)

Audit-related fees consist of fees for services rendered in 2016 in connection with our filing of amendments to our registration statement on Form S-3 with the SEC.  In 2015, audit-related fees consist of fees for services rendered in connection with our filing of a registration statement on Form S-1 with the SEC and related comfort letters and for services associated with our filing of a registration statement Form S-3 with the SEC.

(3)	Tax fees consists of fees incurred for tax compliance and tax return preparation.

All such accountant services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Pre-approval Policy and Procedures

The audit committee of our board of directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures. Notwithstanding the foregoing, pre-approval is not required with respect to the provision of services, other than audit, review or attest services, by the independent auditor if the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent auditor during the fiscal year in which the services are provided, such services were not recognized by us at the time of the engagement to be non-audit services and such services are promptly brought to the attention of the audit committee and approved prior to completion of the audit by the audit committee.

From time to time, our audit committee may pre-approve services that are expected to be provided to us by the independent auditor during the following twelve (12) months. At the time such pre-approval is granted, the audit committee must identify the particular pre-approved services in a sufficient level of detail so that our management will not be called upon to make a judgment as to whether a proposed service fits within the pre-approved services and, at each regularly scheduled meeting of the audit committee following such approval, management or the independent auditor shall report to the audit committee regarding each service actually provided to us pursuant to such pre-approval.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a)(1) Financial Statements

For a list of the financial statements filed with our Annual Report and included as part of this Form 10-K/A, see Index to Consolidated Financial Statements on page 82 of our Annual Report, incorporated into this Item by reference.

(a)(2) Financial Statement Schedules

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Amendment are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERULEAN PHARMA INC.

Date: April 28, 2017	By:	/s/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D.T. Guiffre Christopher D.T. Guiffre	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 28, 2017

/s/ Gregg D. Beloff Gregg D. Beloff	Interim Chief Financial Officer (Principal Financial Officer)	April 28, 2017

/s/ James E. O’Neill James E. O’Neill	Corporate Controller (Principal Accounting Officer)	April 28, 2017

Exhibit Index

		Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement dated as of March 19, 2017, entered into by and among the Registrant, Daré Bioscience, Inc. and equityholders of Daré Bioscience, Inc. named therein	10-K	001-36395	March 31, 2017	2.1
2.2	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-K	001-36395	March 31, 2017	2.2
2.3	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between the Registrant and BlueLink Pharmaceuticals, Inc.	10-K	001-36395	March 31, 2017	2.3
3.1	Restated Certificate of Incorporation	8-K	001-36395	April 16, 2014	3.1
3.2	Amended and Restated By-Laws	8-K	001-36395	April 16, 2014	3.2
3.3	Amendment to Amended and Restated By-laws	8-K	001-36395	March 20, 2017	3.1
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-194442	March 31, 2014	4.1
10.1#	2007 Stock Incentive Plan, as amended	S-1	333-194442	March 10, 2014	10.1
10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	March 10, 2014	10.2
10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	March 10, 2014	10.3
10.4#	2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.4
10.5#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.5
10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.6
10.7#	2014 Employee Stock Purchase Plan	S-1	333-194442	March 31, 2014	10.26
10.8†	License Agreement, dated as of May 22, 2000, as amended, between California Institute of Technology and Insert Therapeutics, Inc.	S-1	333-194442	March 10, 2014	10.7
10.8†	IT-101 Agreement, dated as of June 23, 2009, between the Registrant and Calando Pharmaceuticals, Inc.	S-1	333-194442	March 10, 2014	10.10
10.10†	Platform Agreement, dated as of June 23, 2009, between the Registrant and Calando Pharmaceuticals, Inc.	S-1	333-194442	March 10, 2014	10.11
10.11†	Letter Agreement, dated as of August 6, 2013, between the Registrant and California Institute of Technology	S-1	333-194442	March 10, 2014	10.12
10.12	Second Series D Convertible Preferred Stock Purchase Agreement, dated November 30, 2012, as amended	S-1	333-194442	March 10, 2014	10.13
10.13	Warrant, dated January 8, 2015, issued to Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	4.1
10.14#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-194442	March 10, 2014	10.16
10.15	Warrant to purchase shares of Series B Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank	S-1	333-194442	March 10, 2014	10.18
10.16	Form of Stock Purchase Warrant of the Registrant to purchase shares of Series C Convertible Preferred Stock	S-1	333-194442	March 10, 2014	10.19

10.17	Preferred Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued by the Registrant to Lighthouse Capital Partners VI, L.P., as amended	S-1	333-194442	March 10, 2014	10.20
10.18#	Amended and Restated Employment Agreement dated March 27, 2015 between the Registrant and Christopher D. T. Guiffre	S-1	333-202917	March 30, 2015	10.26
10.19	Lease, dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-Q	001-36395	August 6, 2015	10.1
10.20#	Consulting Agreement, dated May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	August 6, 2015	10.2
10.21#	Employment Agreement, dated September 4, 2015, between the Registrant and Adrian Senderowicz, M.D.	10-Q	001-36395	November 16, 2015	10.3
10.22#	Employment Agreement, dated September 23, 2014, between the Registrant and Alejandra V. Carvajal	10-K	001-36395	March 10, 2016	10.26
10.23#	Amendment to Employment Agreement dated December 1, 2015, between the Registrant and Alejandra V. Carvajal	10-K	001-36395	March 10, 2016	10.27
10.24#	Stock Option Agreement and Contingent Consideration Award Agreement, dated March 31, 2013, between the Registrant and Alan Crane	S-1	333-194442	March 10, 2014	10.24
10.25#	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between the Registrant and Alan Crane	10-Q	001-36395	November 13, 2014	10.4
10.26#	Amendment, dated May 27, 2016, to consulting agreement, dated as of May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	August 4, 2016	10.1
10.27#	Amendment, dated November 1, 2016, to consulting agreement, dated as of May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	November 3, 2016	10.1
10.28#	Summary of Non-employee Director Compensation Policy	10-Q	001-36395	November 3, 2016	10.2
10.29	Common Stock Purchase Agreement, dated October 14, 2016 between the Registrant and Aspire Capital Fund, LLC	8-K	001-36395	October 18, 2016	99.1
10.30	Registration Rights Agreement, dated October 14, 2016, between the Registrant and Aspire Capital Fund, LLC	8-K	001-36395	October 18, 2016	99.2
10.31†	Research Collaboration Agreement, dated October 18, 2016, between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	001-36395	November 3, 2016	10.3
10.32#	Form of Retention Letter between the Registrant and each of its executive officers	8-K	001-36395	November 8, 2016	99.1
10.33	Support Agreement dated as of March 19, 2017, entered into by and among the Registrant, Daré Bioscience, Inc. and shareholders of Cerulean Pharma Inc. named therein.	8-K	001-36395	March 20, 2017	10.1
10.34	License Agreement dated as of March 19, 2017, entered into by and between the Registrant and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	March 20, 2017	10.2
10.35	Payoff Letter dated as of March 17, 2017, entered into by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	8-K	001-36395	March 20, 2017	10.3
10.36#	Retention Agreement dated as of March 19, 2017, entered into by and between the Registrant and Christopher D. T. Guiffre	8-K	001-36395	March 20, 2017	10.4
10.37#	Retention Agreement dated as of March 19, 2017, entered into by and between the Registrant and Adrian Senderowicz	8-K	001-36395	March 20, 2017	10.5
10.38#	Retention Agreement dated as of March 19, 2017, entered into by and between the Registrant and Alejandra Carvajal	8-K	001-36395	March 20, 2017	10.6
10.39	First Amendment of Lease, dated March 29, 2017, to Lease dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-K	001-36395	March 31, 2017	10.39
21.1	Subsidiaries of the Registrant	10-K	001-36395	March 31, 2017	21.1

23.1	Consent of Deloitte & Touche LLP	10-K	001-36395	March 31, 2017	23.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-36395	March 31, 2017	31.1
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-36395	March 31, 2017	31.2
31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X
31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36395	March 31, 2017	32.1
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36395	March 31, 2017	32.2
101.INS	XBRL Instance Document	10-K	001-36395	March 31, 2017	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-36395	March 31, 2017	101.SCH
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	001-36395	March 31, 2017	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36395	March 31, 2017	101.DEF
101.LAB	XBRL Taxonomy Label Linkbase Document	10-K	001-36395	March 31, 2017	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	001-36395	March 31, 2017	101.PRE

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