Form 10-Q
period 2017-03-31
Cerulean Pharma Inc.
filed 2017-05-12
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on May 1, 2017: 29,021,455

CERULEAN PHARMA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands except share data and par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,028	$34,950
Property and equipment held for sale	386	—
Accounts receivable	1,139	823
Prepaid retention payments	1,069	—
Prepaid expenses and other current assets	987	1,017

Total current assets	15,609	36,790
Property and equipment, net	114	668
Other assets	230	230

Total	$15,953	$37,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$—	$8,382
Accounts payable	644	1,446
Accrued expenses	3,538	4,611
Current portion deferred revenue	2,500	2,500

Total current liabilities	6,682	16,939

Long-term liabilities:
Loan payable, net of current portion	—	4,439
Deferred revenue	1,368	1,993
Other long-term liabilities	162	1,206

Total long-term liabilities	1,530	7,638

Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized, 29,021,455 and 28,937,185 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	214,757	213,788
Accumulated deficit	(207,019)	(200,680)

Total stockholders’ equity	7,741	13,111

Total	$15,953	$37,688

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands except per share and share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$1,192	$—

Operating expenses:
Research and development	4,651	9,770
General and administrative	3,587	3,118
Gain on asset sale	(1,500)	—

Total operating expenses	6,738	12,888

Other income (expense):
Interest income	33	16
Interest expense	(797)	(663)
Other expense	(29)	(7)

Total other expense, net	(793)	(654)

Net loss attributable to common stockholders	$(6,339)	$(13,542)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.49)

Weighted-average common shares outstanding:
Basic and diluted	29,019,582	27,362,643

See notes to unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,339)	$(13,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	906	741
Noncash rent expense	10	124
Depreciation and amortization	66	61
Amortization of debt discount and deferred financing costs	610	127
Loss on disposal of property and equipment	—	4
Impairment of property and equipment	102	—
Deferred revenue	(625)	—
Gain on asset sale	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(316)	(18)
Prepaid expenses and other current assets	(1,039)	(174)
Accounts payable	(802)	141
Accrued expenses	(1,073)	(724)

Net cash used in operating activities	(10,000)	(13,260)

Cash flows from investing activities:
Purchases of property and equipment	—	(359)
Decrease in restricted cash	—	117
Proceeds from the sale of assets	1,500	—

Net cash provided by (used in) investing activities	1,500	(242)

Cash flows from financing activities:
Proceeds from sale of common stock	62	41
Payments on loan payable	(13,077)	(1,932)
Payment of end of term charge on loan payable	(1,407)	—

Net cash used in financing activities	(14,422)	(1,891)

Net decrease increase in cash and cash equivalents	(22,922)	(15,393)
Cash and cash equivalents — Beginning of period	34,950	75,908

Cash and cash equivalents — End of period	$12,028	$60,515

Supplemental cash flow information — Interest paid	$269	$372

See notes to the unaudited condensed consolidated financial statements.

CERULEAN PHARMA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND OPERATIONS

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

The Company’s operations have consisted primarily of raising capital, product research and development, and initial market development.

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

On February 1, 2017, the Company announced that its board of directors had initiated a review of strategic alternatives that could result in changes to the Company’s business strategy and future operations. As part of this process, the board determined to review alternatives with the goal of maximizing stockholder value, including a potential sale of the Company, a reverse merger, a business combination or a sale, license or other disposition of company assets.

On March 17, 2017, the Company entered into a payoff letter with Hercules Technology Growth Capital, Inc. (“Hercules”) pursuant to which the Company agreed to pay off and thereby terminate its loan with Hercules. Pursuant to the payoff letter, the Company paid, on March 20, 2017, a total of $12.4 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding in repayment of its outstanding obligations under the loan agreement (see Note 6 – Loan Agreements).

On March 19, 2017, the Company entered into an asset purchase agreement (the “Novartis Asset Purchase Agreement”) with Novartis. Under the Novartis Asset Purchase Agreement the Company agreed to sell and assign to Novartis all of the Company’s right, title and interest in and to the patent rights, know-how and third-party license agreements relating to the Company’s proprietary Dynamic Tumor Targeting Platform (the “Platform”). At the closing of the Novartis transaction, Novartis will be obligated to pay a purchase price of $6.0 million. Consummation of the Novartis transaction is subject to the Company obtaining, pursuant to Delaware law, the approval of the holders of at least a majority of its common stock for the sale of substantially all of its assets in the Novartis transaction. Each party’s obligation to consummate the Novartis transaction is also subject to other customary closing conditions.

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

On March 19, 2017, the Company also entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Daré Bioscience, Inc. (“Daré”), and the holders of capital stock and securities convertible into capital stock of Daré named therein (“Selling Stockholders”), pursuant to which, among other things, the Selling Stockholders agreed to sell to the Company, and the Company agreed to purchase from the Selling Stockholders, all of the outstanding shares of capital stock, including those issuable upon conversion of convertible securities, of Daré (the “Daré Transaction”). Immediately following the closing of the Daré Transaction, the Selling Stockholders are expected to own between approximately 51% and 70% (depending on the respective net cash (as defined in the Stock Purchase Agreement) of the Company and Daré five business days prior to the closing) of the outstanding equity securities of Cerulean Pharma Inc. on a fully-diluted basis immediately following consummation of the Daré Transaction. Consummation of the Daré Transaction is subject to certain closing conditions, including, among other things, approval by the Company’s stockholders. The exchange ratio, and therefore fair value of exchange consideration, are indeterminable at this time, and as such the full disclosures required under Accounting Standards Codification 805, Business Combinations, are impracticable. The Stock Purchase Agreement contains certain termination rights for both the Company and Daré, and further provides that, upon termination of the Stock Purchase Agreement under specified circumstances, the Company may be required to pay Daré a termination fee of $0.3 million, or Daré may be required to pay the Company a termination fee of $0.45 million. There can be no assurances that the Daré Transaction will be consummated.

With exception of the payoff letter with Hercules and the sale of the clinical product candidates, these transactions are subject to certain closing conditions. There can be no assurances that these transactions will be consummated prior to the exhaustion of the Company’s cash and cash equivalent resources, if at all.

The Company has an accumulated deficit of $207.0 million at March 31, 2017. The Company has financed its operations primarily through private placements of its preferred stock, proceeds from borrowings, an initial public offering completed in 2014 and a follow-on offering completed in 2015. As of March 31, 2017, the Company had cash and cash equivalents of $12.0 million. With the sale of its two clinical product candidates, the proposed sale of its Platform, and the reduction of staff to eight full-time employees, the Company has effectively ceased prior clinical research and is focused on maintaining its assets until they are either sold or its corporate business strategy with Daré, as described above, is executed, it completes any other strategic transaction, it determines to continue to operate the Platform or it otherwise decides to liquidate its assets or dissolve. The Company has no other sources of significant liquidity in place as of March 31, 2017.

The foregoing matters give rise to substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in the 2016 10-K.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company has performed its own assessment of the entity’s ability to continue as a going concern for at least one year from the issuance date and provided increased disclosure around this matter as reflected in Note 1 – Nature of Business and Operations.

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

The following potentially dilutive securities that were outstanding prior to the use of the treasury stock method have been excluded from the computation of diluted weighted-average shares outstanding, because the inclusion of such securities would have an antidilutive impact due to the losses reported (in common stock equivalent shares):

	As of March 31,
	2017	2016
Options to purchase common stock	5,441,105	3,991,586
Warrants to purchase common stock	365,564	300,564

4.	PROPERTY AND EQUIPMENT AVAILABLE FOR SALE

On March 19, 2017, the Company entered into the Novartis Asset Purchase Agreement under which the Company agreed to sell and assign all of its right, title and interest in and to the patent rights, know-how and third-party license agreements relating to the Platform. In anticipation of the sale of such assets under the Novartis Asset Purchase Agreement, substantially all of the Company’s lab research activities have terminated. As a result, the Company determined to dispose of all of its lab equipment and initiated a program in March 2017 to locate a buyer and offer such equipment for sale at a current market price. The Company reclassified $386,000 of such equipment as available for sale on the balance sheet. The Company recorded an impairment charge in March 2017 of $102,000 based on the quoted market price from the sale of the assets, completed in early April 2017, which is included in operating expenses.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Accrued clinical trial costs	$3,083	$2,648
Accrued contract manufacturing expenses	9	226
Accrued compensation and benefits	146	1,080
Accrued interest	—	82
Other accrued expenses	300	575

Total accrued expenses	$3,538	$4,611

6.	LOAN AGREEMENTS

On January 8, 2015, the Company entered into a loan and security agreement with Hercules to borrow up to $26.0 million (the “Hercules Loan Agreement”). The proceeds were used to repay the Company’s then-existing term loan facility and for general corporate and working capital purposes. On March 17, 2017, the Company entered into a payoff letter with Hercules pursuant to which the Company agreed to pay off and thereby terminate the Hercules Loan Agreement. Pursuant to the payoff letter, the Company paid, on March 20, 2017, a total of $12.4 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Hercules Loan Agreement in repayment of its outstanding obligations under the Hercules Loan Agreement. This payoff amount included a final end of term charge to Hercules in the amount of $1.4 million, representing 6.7% of the aggregate original principal amount advanced by Hercules. Upon the payment of $12.4 million pursuant to the payoff letter, all outstanding indebtedness and obligations owed to Hercules under the Loan Agreement were deemed paid in full, and the Loan Agreement was terminated. At December 31, 2016, the Company had $12.8 million outstanding under the Hercules Loan Agreement and had accrued $1.1 million of the end of term charge.

In connection with the Hercules Loan Agreement, the Company issued to Hercules a warrant to purchase shares of the common stock of the Company at an exercise price of $6.05 per share. The warrant is exercisable for 171,901 shares of common stock. The warrant is exercisable until January 8, 2020. The Company estimated the fair value of the warrant for shares exercisable on the issue date in January 2015 to be $824,000. The value of the warrant was recorded as a discount to the loan and was being amortized to interest expense using the effective interest method over the term of the loan. The unamortized discount relating to the warrants, or $0.2 million, was expensed as interest expense upon repayment of the loan.

7.	STOCK-BASED COMPENSATION

In March 2014, the Company’s board of directors adopted and its stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”) and the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective in April 2014.

Stock Options

The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. A summary of stock option activity for employee, director and nonemployee awards under all stock option plans during the three months ended March 31, 2017 is presented below (Aggregate Intrinsic Value in thousands):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,020,288	$4.31	8.4	$—
Granted	1,479,450	$0.82
Exercised	—	—
Forfeited	(58,633)	$4.21

Outstanding at March 31, 2017	5,441,105	$3.36	8.6	$—

Options exercisable at March 31, 2017	1,913,734	$5.03	7.7	$—

Options vested and expected to vest at March 31, 2017	4,956,695	$3.56	8.5	$—

The weighted-average per share grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $0.61 and $1.70, respectively.

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

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $877,000 and $691,000 for the three months ended March 31, 2017 and 2016, respectively. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Expected life	4.6 years	5.9-6.1 years
Risk-free interest rate	1.8%	1.3%-1.9%
Expected volatility	67%	61%
Expected dividend rate	—%	— %

The Company recorded stock-based compensation expense related to nonemployee awards of $29,000 and $38,000 for the three months ended March 31, 2017 and 2016, respectively. The compensation expense related to nonemployee awards is included in the total stock-based compensation each year and is subject to re-measurement until the options vest. The fair value of the grants is being expensed over the vesting period of the options on a straight-line basis as the services are being provided. The Black-Scholes assumptions used to estimate fair value for the three months ended March 31, 2017 and 2016 were as follows:

Three Months Ended March 31,
	2017	2016
Expected life	4.6-9.8 years	6.9-9.7 years
Risk-free interest rate	1.8%-2.4%	1.7%-2.0%
Expected volatility	67%-117%	60%-61%
Expected dividend rate	— %	— %

During the three months ended March 31, 2017 the Company granted nonemployee stock options to purchase 151,000 and of the Company’s common stock. The weighted-average exercise price and the weighted-average grant date fair value of nonemployee stock options granted for the three months ended March 31, 2017 was $0.82 per share and $0.75 per share, respectively. The Company did not grant any nonemployee stock options during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company extended the exercise period for all continuing employees’ stock options to two years beyond their termination date. These option modifications were accounted for in the quarter ended March 31, 2017, which resulted in an approximate $267,000 increase of stock-based compensation expense recognized for the quarter ended March 31, 2017.

Employee Stock Purchase Plan

The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 of each year. The board of directors determined not to initiate a new offering period beginning January 1, 2017. The stock-based compensation expense related to the ESPP was $0 and $12,000 for the three months ended March 31, 2017 and 2016, respectively.

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

A summary of the financial assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2017 and December 31, 2016, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Money market funds	$12,022	$—	$12,022	$—
December 31, 2016
Money market funds	$34,950	$—	$34,950	$—

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

In October 2016, the Company entered into a research collaboration agreement with Novartis pursuant to which the Company granted to Novartis certain exclusive, world-wide licenses to the Company’s intellectual property relating to its platform technology and know-how. Under the collaboration, the Company and Novartis agreed to collaborate, over an initial research term of two years, with respect to the pre-clinical development of nanoparticle drug conjugates comprised of the Company’s proprietary polymer covalently linked to Novartis-selected active pharmaceutical ingredients for up to five targets to be agreed upon by the Company and Novartis. Novartis may extend the initial research term by up to two additional one-year periods. In October 2016, the Company received a $5.0 million upfront payment under the collaboration which it recognizes on a straight-line basis over the initial term of the collaboration. The Company also receives funding from Novartis for up to five full-time employees of the Company engaged in activities under the collaboration during the research term. For the three months ended March 31, 2017, the Company recognized revenue of $625,000 in connection with the upfront fee and $567,000 in connection with the funding for activities performed under the collaboration during the research term.

10.	RESTRUCTURING

On March 19, 2017, the Company entered into retention agreements with certain key employees. These retention agreements supersede the provisions of such employees’ employment agreements and retention letters with the Company. The retention agreements provide for certain lump sum payments ranging from three to 18 months of salary, plus health and dental insurance coverage, while also providing the covered employees with a cash payment upon completion of a change in control. The Company paid $1.1 million in retention payments under the terms of the retention agreements on March 31, 2017, which is included in prepaid expense at March 31, 2017. Under the terms of the retention agreements, the retention payments are earned upon continued employment with the Company for the retention period of three or six months as specified in the retention agreements unless earlier released by the Company. In addition, under the terms of the retention agreements, the Company may be required to pay up to an additional $1.6 million of change in control and severance payments.

On March 20, 2017, the Company announced a restructuring including the termination of approximately 58% of its workforce, from 19 full-time equivalent employees to a total of eight full-time equivalent employees, under a plan expected to be completed during the second quarter of 2017.

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

On February 1, 2017, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, our board determined to review alternatives with the goal of maximizing stockholder value, including a potential sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets.

On March 19, 2017, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Daré Bioscience, Inc., or Daré, and the holders of capital stock and securities convertible into capital stock of Daré named therein, or the Selling Stockholders, pursuant to which, among other things, the Selling Stockholders agreed to sell to us, and we agreed to purchase from the Selling Stockholders, all of the outstanding shares of capital stock, including those issuable upon conversion of convertible securities, of Daré. We refer to this transaction as the Daré Transaction. Immediately following the closing of the Daré Transaction, we expect that the Selling Stockholders will own between approximately 51% and 70% (depending on the respective net cash (as defined in the Stock Purchase Agreement) of us and Daré five business days prior to the closing) of the outstanding equity securities of Cerulean Pharma Inc. on a fully-diluted basis immediately following consummation of the Daré Transaction.

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

Consummation of the Novartis Transaction is subject to us obtaining, pursuant to Delaware law, the approval of the holders of at least a majority of our common stock for the sale of substantially all of our assets in the Novartis Transaction. Each party’s obligation to consummate the Novartis Transaction is also subject to other specified customary closing conditions, including (1) the representations and warranties of the other party being true and correct as of the closing date of the Novartis Transaction, generally subject in the case of Novartis’ representations and warranties to an overall materiality qualification, and (2) the performance in all material respects by the other party of its obligations under the Novartis Asset Purchase Agreement, including in our case by obtaining all necessary corporate and third-party consents. There can be no assurances that the Novartis Transaction will be consummated.

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

On March 20, 2017, we announced a restructuring including the elimination of approximately 58% of our workforce, from 19 full-time equivalent employees to a total of eight full-time equivalent employees, under a plan expected to be completed during the second quarter of 2017.

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

In August 2016, we announced top-line results from our Phase 2, randomized, multi-center clinical trial of CRLX101 in combination with Avastin in the treatment of patients with advanced renal cell carcinoma, or RCC. We refer to this trial as the RCC Trial. The RCC Trial was conducted at 43 sites in the United States and South Korea, and enrolled 115 patients with RCC who progressed through two or three prior lines of therapy. Patients were randomized to receive CRLX101 in combination with Avastin or investigator’s choice standard of care, or SOC, therapy. The primary endpoint was progression free survival, or PFS, in the clear cell population assessed by independent radiological review. Secondary endpoints included overall response rate, duration of response and overall survival. The study demonstrated no statistically significant difference in median PFS and objective response rate for the CRLX101 and Avastin combination compared to SOC. The CRLX101 and Avastin combination appeared to be safe and well-tolerated and the safety and tolerability profile of the combination was consistent with that observed in previous studies. We presented the full data set from the RCC Trial at the Fifteenth International Kidney Cancer Symposium in November 2016. Based on these top-line results, we submitted a letter to the United States Food and Drug Administration, or FDA, voluntarily surrendering the Fast Track Designation in metastatic RCC we received in April 2015. We discontinued development of CRLX101 in this indication.

Following the announcement of the RCC Trial data we announced in August 2016 that our board of directors approved a plan to reduce the size of our workforce by approximately 48% to a total of 23 full-time equivalent employees. The workforce reduction, which was substantially completed in December 2016, was designed to reduce our operating expenses while we conducted a review of development options for CRLX101. As of March 31, 2017, we had 18 full-time employees.

In October 2016, we entered into a research collaboration agreement with Novartis. Under the collaboration agreement, we agreed to create NDC candidates using the Platform and Novartis-selected active pharmaceutical ingredients, and Novartis agreed to be responsible for the development and commercialization of NDC products resulting from the collaborative research efforts. The initial research term of the collaboration agreement is two years which may be extended for up to two additional one-year terms. We received a $5.0 million upfront payment under the collaboration agreement, and are entitled to receive additional research, development, regulatory and sales milestone payments, as well as royalties on net sales of any NDC product commercialized by Novartis. In addition, we are entitled to receive funding for up to five full-time employees to be engaged in activities under the collaboration during the research term. If the Novartis Transaction is consummated, this collaboration agreement will be superseded by the Novartis Asset Purchase Agreement.

To date, we have devoted substantially all of our resources to our drug discovery and development efforts, including conducting clinical trials of the Products (which we sold in March 2017 to BlueLink), protecting our intellectual property and the general and administrative support of our operations. We have generated no revenue from product sales and do not expect to generate any revenue from product sales for the next several years, if ever. Through March 31, 2017, we have funded our operations primarily through $84.2 million in proceeds from the sale of shares of our convertible preferred stock in private placements, net proceeds of $59.9 million from sales of shares of our common stock in our initial public offering, or IPO, net proceeds of $37.2 million from the sale of shares of our common stock in April 2015 in an underwritten public offering, $17.3 million in proceeds from our sale of convertible promissory notes, $10.0 million in proceeds from a loan and security agreement with Lighthouse Capital Partners VI, L.P., or Lighthouse Capital, and $21.0 million in proceeds from the Hercules Loan Agreement. We refer to our loan and security agreement with Lighthouse Capital as the Lighthouse Loan Agreement. In October 2016, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire, for a $20.0 million firm commitment at-the-market equity facility, which we refer to as the ATM. In connection with entry into the ATM, Aspire made an initial $1.0 million investment and we have not made any other sales to date under the ATM.

We have never been profitable and have incurred significant operating losses since our incorporation. As of March 31, 2017, we had an accumulated deficit of $207.0 million. We incurred net losses of $6.3 million and $13.5 million for the three months ended March 31, 2017 and 2016, respectively. With the sale of our two clinical product candidates, the proposed sale of our Platform, and the reduction of staff to eight full-time employees, we have effectively ceased prior clinical research and are focused on maintaining our assets until they are either sold or our corporate business strategy with Daré, as described above, is executed, we complete any other strategic transactions, we determine to continue to operate the Platform or we otherwise decide to liquidate our assets or dissolve.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Based on our 2017 operating plan and our estimates as of the date of this Quarterly Report on Form 10-Q regarding our rate of cash expenditures, we estimate that our cash and cash equivalents as of June 30, 2017, assuming we have not consummated either the Novartis Transaction or the Daré Transaction, will be between $4 million and $6 million. If we do not consummate the Novartis Transaction and/or the Daré Transaction, we will need to raise additional capital in the future to support our expenses and operating activities. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate research activities under our collaboration agreement with Novartis, or to scale back, suspend or terminate our business operations. In the event that the Daré Transaction does not close, our board of directors may elect to, among other things, dissolve the company and liquidate its assets whether under Title 7 or Title 11 of the United States Code or otherwise. If our board of directors decides to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, prior to any distribution to stockholders. There can be no assurances as to the amount or timing of available cash left to distribute to our stockholders, if any, after we pay our debts and other obligations and set aside funds for reserves. We expect that the amount of cash left, if any, to distribute to our stockholders would be materially less than the expected cash and cash equivalents amounts set forth herein as of June 30, 2017.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the next several years, if ever. Beginning in the fourth quarter of 2016 we have generated revenue from research and development payments under our collaboration agreement with Novartis. Prior to the fourth quarter of 2016, our only revenue was attributable to a government tax credit that we received in 2010 and payments in each of the years from 2011 through 2014 from four material transfer agreements and a research agreement.

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

Research and Development Expenses

Research and development expense reflected on our financial statements consists of costs incurred in connection with the discovery and development of the Platform and the NDCs. These expenses consist primarily of:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, or CROs, investigative sites that conduct our clinical trials and consultants that conduct a portion of our preclinical studies;

•	expenses relating to scientific and medical consultants and advisors;

•	the cost of acquiring, manufacturing and distributing clinical trial materials;

•	facilities, depreciation of fixed assets and other allocated expenses, including direct and allocated expenses for rent and maintenance of facilities and equipment;

•	lab supplies, reagents, active pharmaceutical ingredients and other direct and indirect costs in support of our preclinical and clinical activities;

•	license fees related to in-licensed products and technology; and

•	costs associated with non-clinical activities and regulatory approvals.

We expense research and development costs as incurred.

Conducting a significant amount of research and development has been central to our business model for the periods covered by this Quarterly Report on Form 10-Q. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of late-stage clinical trials. We expect our research and development expenses will decrease for 2017 compared to prior years.

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

CRLX301 was our second product candidate until March 2017. CRLX301 is currently being evaluated in a Phase 1/2a trial in patients with advanced solid tumor malignancies in order to establish the safety of the drug and the maximum tolerated dose for two dosing schedules.

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

If we continue operating the Platform, the successful development of any NDC, whether by us or a future collaborator, would be highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and costs of the current or future preclinical studies or clinical trials of any NDC or if, when or to what extent we will generate revenues from any commercialization and sale of any of NDCs that obtain marketing approval. We or any potential collaborator may never succeed in achieving regulatory approval for any NDCs. The duration, costs and timing of development of NDCs will depend on a variety of factors, including:

•	the scope and rate of progress of future clinical trials;

•	a continued acceptable safety profile of any product candidate once approved;

•	the scope, progress, timing, results and costs of researching and developing NDCs and conducting preclinical and clinical trials;

•	results from any future clinical trials;

•	significant and changing government regulation in the United States and abroad;

•	the costs, timing and outcome of regulatory review or approval of NDCs in the United States and abroad;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to raise additional capital, as and when needed;

•	establishment of arrangements with third party suppliers of raw materials and third party manufacturers of finished drug product;

•	our ability, or the ability of any collaborator, to manufacture, market, commercialize and achieve market acceptance for any NDCs that we or such collaborator may develop in the future;

•	the emergence of competing technologies and products and other adverse market developments; and

•	the cost and timing of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

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

As a result of the uncertainties discussed above, we are unable to determine when, or to what extent, we will generate revenues from the commercialization and sale of any NDC either on our own or as part of a collaboration. We anticipate that, if the Novartis Transaction is not consummated, we will make determinations as to which additional programs to pursue, if any, and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data with respect to each NDC, our then-current financial condition, agreements with collaborators, and ongoing assessment of the NDCs’ commercial potential. We will need to raise additional capital in the future in order to fund the development of any NDCs.

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

Interest Expense

Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Hercules Loan Agreement. Interest expense also includes the write off of debt discount and deferred financing costs associated with the repayment of the Hercules Loan Agreement in March 2017. We expect that our interest expense will decrease for 2017 as compared to 2016 as a result of our repayment in full of all amounts outstanding under, and termination of, the Hercules Loan Agreement in March 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following table summarizes our consolidated results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2017	2016	Dollar	%
Revenue	$1,192	$—	$1,192	—
Operating expenses:
Research and development	4,651	9,770	(5,119)	(52)%
General and administrative	3,587	3,118	469	15%
Gain on sale of asset	(1,500)	—	(1,500)	—

Loss from operations	(5,546)	(12,888)	7,342	(57)%
Total other expense, net	(793)	(654)	(139)	21%

Net loss	$(6,339)	$(13,542)	$7,203	(53)%

Research and development. Research and development expense for the three months ended March 31, 2017 was $4.7 million compared to $9.8 million for the three months ended March 31, 2016, a decrease of $5.1 million, or 52%. The decrease in research and development expenses is primarily attributable to a decrease of $3.9 million in external expenses, $0.9 million in salary and benefits expenses, and $0.3 million in operating supplies and expense. The decrease in external expenses is primarily attributable to a decrease of $2.7 million in chemistry, manufacturing, and controls, or CMC, expenses combined with a decrease of $1.1 million associated with ongoing clinical trials. The decrease in CMC expenses is attributable to the absence of manufacturing activities in the first quarter of 2017 compared to increased activity in the first quarter of 2016 to support then-ongoing and future clinical development. The decrease in clinical trials expenses reflects the decrease in clinical activity as we wind down clinical operations.

General and administrative. General and administrative expense for the three months ended March 31, 2017, was $3.6 million compared to $3.1 million for the three months ended March 31, 2016, an increase of $0.5 million, or 15%. The increase in general and administrative costs was attributable to an increase in legal expenses of $1.1 million primarily associated with the 2017 Strategic Transactions. The increase in legal expenses was partially offset by a decrease in salary and benefits expenses of $0.4 million, and a decrease in other general and administrative costs of $0.2 million reflecting a reduction in head count and general cost cutting measures.

Gain on sale of asset. Gain on asset sale reflects the proceeds from the sale of the Products to BlueLink for which there was no corresponding value on the balance sheet. Under the BlueLink Asset Purchase Agreement we sold and assigned to BlueLink all of our right, title and interest in and to the Products. We also transferred and assigned to BlueLink the accompanying intellectual property rights and know-how to the Products.

Other expense, net. Other expense, net was $0.8 million for the three months ended March 31, 2017 compared to $0.7 million for the three months ended March 31, 2016, an increase of $0.1 million or 21%. For the three months ended March 31, 2017 other expense, net, was primarily interest expense associated with repayment of the Hercules Loan Agreement. Interest expense associated with the repayment of the Hercules Loan Agreement includes $0.2 million interest paid, $0.4 million for the remaining balance accrued for the end of term charge and $0.2 million for the write-off of the unamortized balance of debt discount and deferred financing charges. For the three months ended March 31, 2016 other expense, net, was primarily interest expense associated with the Hercules Loan Agreement, including $0.3 million for the amortization of debt discount and deferred financing costs.

Liquidity and Capital Resources

From our incorporation through March 31, 2017, we raised an aggregate of $236.6 million to fund our operations, of which $84.2 million was from the sale of preferred stock in private placements, $59.9 million was from the IPO, $37.2 million was from our follow-on offering in April 2015, $17.3 million was from the sale of convertible promissory notes, $31.0 million was from borrowings under loan and security agreements, $1.0 million was from the private placement of our common stock to Hercules, $1.0 million was from the initial purchase by Aspire under the ATM and $5.0 million was from the upfront payment under the collaboration agreement with Novartis. As of March 31, 2017, we had cash and cash equivalents of $12.0 million.

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

On March 17, 2017, we agreed with Hercules that Hercules would consent to the sale of assets to BlueLink, pursuant to the BlueLink Asset Purchase Agreement, and that Cerulean would repay Hercules in full. On March 20, 2017, we paid $12.4 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Hercules Loan Agreement in full repayment of our outstanding obligations under the Hercules Loan Agreement which was terminated. There were no prepayment charges associated with the early repayment of the loan.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are compensation and related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, laboratory and related supplies, legal and other regulatory expenses and general overhead costs.

As of March 31, 2017, we had cash and cash equivalents of $12.0 million. We have no other sources of significant liquidity in place as of March 31, 2017. Based on our 2017 operating plan and our estimates as of the date of this Quarterly Report on Form 10-Q regarding our rate of cash expenditures, we estimate that our cash and cash equivalents as of June 30, 2017, assuming we have not consummated the transactions contemplated under either the Novartis Transaction or the Daré Transaction, will be between $4 million and $6 million. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate research activities under our collaboration agreement with Novartis, or to scale back, suspend or terminate our business operations. In the event that the Daré Transaction does not close, our board of directors may elect to, among other things, dissolve the company and liquidate its assets whether under Title 7 or Title 11 of the United States Code or otherwise. If our board of directors decides to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, prior to any distribution to stockholders. There can be no assurances as to the amount or timing of available cash left to distribute to our stockholders, if any, after we pay our debts and other obligations and set aside funds for reserves. Based on our 2017 operating plan and its estimates as of the date of filing of this periodic report on Form 10-Q regarding our rate of cash expenditures and the closing date of the Daré Transaction, we estimate that our Net Cash (as defined in the Stock Purchase Agreement) at the time of closing the Daré Transaction, which will be used to calculate the ownership interest of our stockholders, will be between $2.5 million and $4 million if the Novartis Transaction is not consummated and between $8.5 million and $10 million if the Novartis Transaction is consummated.

On May 5, 2017, NASDAQ notified us that we were not in compliance with the $1.00 minimum bid price because the minimum bid price of our common stock fell below $1.00 for 30 consecutive business days. We have been provided an initial period of 180 calendar days, or until November 1, 2017, to regain compliance with the listing requirements. If, at any time before November 1, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days we may be eligible to regain compliance with the minimum bid requirement. There is no guarantee that we will be able to continue complying with the minimum bid price rule or other NASDAQ Global Market requirements. Delisting from the NASDAQ Global Market could reduce the visibility, liquidity and price of our common stock, and make it more difficult for us to raise additional capital.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each period set forth below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(10,000)	$(13,260)
Net cash provided by (used in) investing activities	1,500	(242)
Net cash used in financing activities	(14,422)	(1,891)

Net decrease in cash and cash equivalents	$(22,922)	$(15,393)

Net Cash Used in Operating Activities

The net use of cash in each period resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

During the three months ended March 31, 2017, cash used in operating activities consisted of our net loss of $6.3 million, net cash used in changes in our operating assets and liabilities of $3.2 million and the non-cash adjustment for the gain on sale of asset of $1.5 million, partially offset by net non-cash charges of $1.0 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense and amortization of debt discount and deferred financing costs offset by deferred revenue. Cash used in changes in our operating assets and liabilities consisted of a decrease in accounts payable and accrued expenses of $1.9 million and an increase in accounts receivable and prepaid expenses of $1.3 million.

During the three months ended March 31, 2016, cash used in operating activities consisted of our net loss of $13.5 million and net cash used in changes in our operating assets and liabilities of $0.8 million. Our net non-cash charges during the period consisted primarily of stock-based compensation expense. Cash used in changes in our operating assets and liabilities consisted of a net decrease in accounts payable and accrued expenses of $0.6 million, and an increase in accounts receivable, prepaid expenses and other current assets of $0.2 million.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2017, net cash provided by investing activities was attributable to proceeds of $1.5 million from the sale of assets under the BlueLink Asset Purchase Agreement.

During the three months ended March 31, 2016, net cash used in investing activities was primarily attributable to purchases of property and equipment of $0.4 million partially offset by cash proceeds of $0.1 million from a decrease in restricted cash used to collateralize a stand-by letter of credit issued as a security deposit on our former facility lease.

Net Cash Used in Financing Activities

During the three months ended March 31, 2017, net cash used in financing activities was primarily attributable to principal payments of $13.1 million reflecting payment in full of the principal balance and $1.4 million for the end of term charge due under the Hercules loan Agreement.

During the three months ended March 31, 2016, net cash used in financing activities was primarily attributable to principal payments of $1.9 million under the Hercules Loan Agreement.

Contractual Obligations and Contingent Liabilities

As of March 31, 2017, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

Please refer to Note 2 to our consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents, including restricted cash, of $12.0 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As part of our board of directors’ review of strategic alternatives, in March 2017, we entered into an asset purchase agreement, or the Novartis Asset Purchase Agreement, with Novartis, pursuant to which, among other things, we agreed to sell the Platform to Novartis. We refer to this transaction as the Novartis Transaction. Consummation of the Novartis Transaction is subject to us obtaining, pursuant to Delaware law, the approval of the holders of at least a majority of our common stock for the sale of substantially all of our assets in the Novartis Transaction. At the closing of the Novartis Transaction Novartis will be obligated to pay a purchase price of $6.0 million

We are devoting a significant proportion of our time and resources to consummating the Novartis Transaction, however, there can be no assurance that such activities will result in the consummation of this transaction. Consummation of the Novartis Transaction is subject to us obtaining, pursuant to Delaware law, the approval of the holders of at least a majority of our common stock for the sale of substantially all of our assets in the Novartis Transaction. Each party’s obligation to consummate the Novartis Transaction is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the closing date of the Novartis Transaction, generally subject in the case of Novartis’ representations and warranties to an overall materiality qualification, and (2) the performance in all material respects by the other party of its obligations under the Novartis Asset Purchase Agreement, including in our case by obtaining all necessary corporate and third-party consents. In the event that any of these closing conditions is not satisfied, we may not be able to consummate the Novartis Transaction. In addition, even if we are able to consummate the Novartis Transaction, such transaction may not deliver the benefits we anticipate or enhance stockholder value.

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

The announcement and pendency of the Novartis Transaction, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. For example, the closing price of our common stock as reported by NASDAQ Global Market on March 17, 2017, prior to our announcement of the Daré Transaction, was $3.32 per share, and the closing price of our common stock as reported by the NASDAQ Global Market on May 8, 2017 was $0.46 per share. This decline may be attributable in part to such announcement. In the event that the Novartis Transaction is not completed, the announcement of the termination of the Novartis Asset Purchase Agreement may also adversely affect the trading price of our common stock and our business prospects.

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

On February 1, 2017, we announced that our board of directors had initiated a review of strategic alternatives that could result in changes to our business strategy and future operations. As part of this process, our board determined to review alternatives with the goal of maximizing stockholder value, including potentially a sale of the company, a reverse merger, a business combination or a sale, license or other disposition of company assets, and liquidation of our company. As part of this process, in March 2017, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Daré Bioscience, Inc., or Daré, and the holders of capital stock and securities convertible into capital stock of Daré named therein, or the Selling Stockholders, pursuant to which, among other things, the Selling Stockholders agreed to sell to us, and we agreed to purchase from the Selling Stockholders, all of the outstanding shares of capital stock, including those issuable upon conversion of convertible securities, of Daré. We refer to this transaction as the Daré Transaction. Subject to the terms and conditions of the Stock Purchase Agreement, at the closing of the Daré Transaction, the Selling Stockholders will collectively receive a number of shares of Cerulean common stock equal to the product of the number of shares of Daré stock held by such Selling Stockholder multiplied by an exchange ratio calculated based on the relative valuations of each of Daré and Cerulean at the closing of the Daré Transaction. Also in connection with the Daré Transaction, Cerulean will assume the (i) outstanding stock option awards of Daré, and (ii) outstanding warrants of Daré, each of which will be adjusted to reflect the exchange ratio for the Daré Transaction. Immediately following the closing of the Daré Transaction, we expect that the Selling Stockholders will own between approximately 51% and 70% (depending on the respective net cash (as defined in the Stock Purchase Agreement) of us and Daré five business days prior to the closing) of the outstanding equity securities of Cerulean Pharma Inc. on a fully-diluted basis immediately following consummation of the Daré Transaction.

We are devoting a significant proportion of our time and resources to consummating this transaction, however, there can be no assurance that such activities will result in such consummation. Consummation of the Daré Transaction is subject to certain closing conditions, including, among others, (1) approval of the issuance of the shares of our common stock in the Daré Transaction by our stockholders in accordance with applicable NASDAQ Stock Market, Inc., or NASDAQ, rules, which (assuming a quorum is present) require the affirmative vote of a majority of the shares of our common stock, present in person or represented by proxy and entitled to vote on the subject matter (excluding broker non-votes and abstentions); (2) the absence of any order, executive order, stay, decree, judgment or injunction or statute, rule or regulation that makes the consummation of the Daré Transaction illegal, or otherwise prohibits the consummation of the Daré Transaction, and (3) the approval of the NASDAQ Initial Listing Application—For Companies Conducting a Business Combination that Results in a Change of Control with respect to the shares of our common stock to be issued in connection with the Daré Transaction. Approval of the NASDAQ Initial Listing Application in particular will require the company, on a combined basis post-Daré Transaction, to meet certain listing criteria, including a minimum market value of publicly held shares, a minimum bid price and a minimum amount of public held shares, some of which are outside our control. Each party’s obligation to consummate the Daré Transaction is also subject to other specified customary conditions, including (1) the representations and warranties of the other party (with Daré and the Selling Stockholders being considered together for such purposes) being true and correct as of the date of the Stock Purchase Agreement and as of the closing date of the Daré Transaction, generally subject to an overall material adverse effect qualification, and (2) the performance in all material respects by the other party (with Daré and the Selling Stockholders being considered together for such purposes) of its obligations under the Stock Purchase Agreement. In the event that any of these closing conditions is not satisfied or waived, we may not be able to consummate the Daré Transaction. In addition, even if we are able to consummate the Daré Transaction, such transaction may not deliver the benefits we anticipate or enhance stockholder value. If the Daré Transaction is consummated following the waiver by Daré or us of any of these closing conditions, the Daré Transaction may not deliver the benefits satisfaction of such closing condition would have for our stockholders.

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

The announcement and pendency of the Daré Transaction, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. For example, the closing price of our common stock as reported by NASDAQ Global Market on March 17, 2017, prior to our announcement of the Daré Transaction, was $3.32 per share, and the closing price of our common stock as reported by the NASDAQ Global Market on May 8, 2017 was $0.46 per share. This decline may be attributable in part to such announcement. In the event that the Daré Transaction is not completed, the announcement of the termination of the Stock Purchase Agreement may also adversely affect the trading price of our common stock and our business prospects.

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

If the Daré Transaction does not close for any reason, our board of directors may elect to, among other things, dissolve our company. If we decide to dissolve, whether under the Bankruptcy Code or otherwise, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, prior to any distribution to stockholders. There can be no assurances as to the amount or timing of available cash left to distribute to stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves. If the Cerulean Board decides to pursue a case under the Bankruptcy Code, it will not be required to seek stockholder approval for the commencement of such a case.

In the event of a dissolution, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such dissolution and any related transaction or liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the Daré Transaction. In addition, the amount of cash available for distribution in the event of a dissolution will heavily depend on whether we consummate the sale of our Dynamic Tumor Targeting platform technology, or the Platform, to Novartis Institutes of BioMedical Research, Inc., or Novartis, in connection with which we would receive a $6.0 million purchase price. Further, the Stock Purchase Agreement contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Daré a termination fee of $300,000, which would further decrease our available cash resources. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution under Delaware corporate law, we would be required to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. A similar requirement would apply in any dissolution of the company under the Bankruptcy Code. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our clinical trials; (ii) obligations under our employment and retention agreements with certain employees; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve for contingent and unknown obligations. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of our, whether under the Bankruptcy Code or otherwise. In the event that we were to pursue a case under Chapter 7 of the Bankruptcy Code, a Chapter 7 trustee would be appointed for us and that trustee would displace our board of directors with respect to decisions regarding our dissolution and any related transaction or liquidation, but the same requirements regarding payment of and provision for obligations, prior to any distributions to stockholders, would apply in that context as well

Risks Related to the Operation of Our Business Without Consummation of the Daré Transaction and/or the Novartis Transaction.

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

As of March 31, 2017, we had cash and cash equivalents of $12.0 million. We have no other sources of significant liquidity in place as of March 31, 2017. Based on our 2017 operating plan and our estimates as of the date of this Quarterly Report on Form 10-Q regarding our rate of cash expenditures, we estimate that our cash and cash equivalents as of June 30, 2017, assuming we have not consummated the transactions contemplated under either the Novartis Transaction or the Daré Transaction, will be between $4 million and $6 million. In the event that the Daré Transaction does not close, our board of directors may elect to, among other things, dissolve the company and liquidate our assets whether under Title 7 or Title 11 of the United States Code or otherwise. If our board of directors decides to dissolve the company and liquidate its assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, prior to any distribution to stockholders. There can be no assurances as to the amount or timing of available cash left to distribute to our stockholders, if any, after we pay our debts and other obligations and set aside funds for reserves. We expect that the amount of cash left, if any, to distribute to our stockholders would be materially less than the expected cash and cash equivalents amounts set forth herein as of June 30, 2017.

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

Since incorporation, we have incurred significant operating losses. As of March 31, 2017, we had an accumulated deficit of $207.0 million. We do not know whether or when we will become profitable. We have not generated any revenues to date from product sales and have financed our operations primarily through public offerings of our common stock, private placements of our preferred stock, convertible debt financings and secured debt financings. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:

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

In addition, with the new Administration and Congress, there may be additional legislative changes, including potential repeal and replacement of certain provisions of the ACA. It remains to be seen, however, precisely what any new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. For example, the President and congressional leaders have expressed interest in repealing certain ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope and likelihood of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, however, and it is possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

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

Our stock price has been and may in the future be volatile. From April 10, 2014 to March 31, 2017, the closing price of our common stock as reported by the NASDAQ Global Market ranged from a high of $10.66 per share to a low of $0.63 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

There are various quantitative listing requirements for a company to remain listed on The NASDAQ Global Market, including maintaining a minimum bid price of $1.00 per share. The closing price per share of our common stock from January 1, 2017 to May 8, 2017 ranged from a high of $3.32 to a low of $0.40. On May 5, 2017, NASDAQ notified us that we were not in compliance with the $1.00 minimum bid price because the minimum bid price of our common stock fell below $1.00 for 30 consecutive business days. We have been provided an initial period of 180 calendar days, or until November 1, 2017, to regain compliance with the listing requirements. If, at any time before November 1, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days we may be eligible to regain compliance with the minimum bid requirement. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive business days before determining that we comply with NASDAQ’s continued listing standards. We received a similar noncompliance letter on November 17, 2016, however, on February 17, 2017 this minimum bid deficiency was cured because the closing bid price of our common stock had been above $1.00 for the prior 10 consecutive trading days. There is no guarantee that we will be able to continue complying with the minimum bid price rule or other NASDAQ Global Market requirements.

Delisting from the NASDAQ Global Market could reduce the visibility, liquidity and price of our common stock and make it more difficult for us to raise additional capital.

Our executive officers and directors and their affiliates own a significant percentage of our stock and will be able to exercise significant influence over matters submitted to stockholders for approval.

We believe that as of March 15, 2017, our executive officers and directors and their affiliates beneficially owned 20.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. For example, these persons, if they choose to act together, would be able to have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets, including the outcome of the anticipated stockholder votes with respect to the Daré Transaction and the Novartis Transaction. In particular, each of our directors and their affiliates, beneficially owning in the aggregate approximately 20.7% of our outstanding common stock have each entered into a support agreement in favor of Cerulean in connection with the Daré Transaction

A significant portion of our total outstanding shares may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

As of March 31, 2017, there were 5,441,105 shares subject to outstanding options. All of these shares under the Securities Act have been registered on a registration statement on Form S-8. These shares can be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of March 31, 2017, there were 365,564 shares subject to outstanding warrants to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrants are exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of approximately 6.3 million shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

The sale of our common stock to Aspire may cause substantial dilution to our existing stockholders and the sale of shares of our common stock acquired by Aspire could cause the price of our common stock to decline.

In October, 2016, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire, pursuant to which we have the right to sell up to an aggregate of $20.0 million of our common stock over a 24-month period, at prices based on a formula linked to current market prices at the time of each sale. We refer to this as our ATM. As of March 31, 2017, up to $19.0 million remained available for us to sell to Aspire pursuant to the terms and conditions of the ATM. Although we have the right to control the timing and amount of sales of our shares to Aspire under the ATM, we are subject to certain restrictions, including without limitation restrictions on the number of shares we can sell to Aspire on any one trading day, as well as trading restrictions based on the price of our common stock. Accordingly, we may not be able to sell shares of our common stock to Aspire under the ATM at prices that we deem acceptable. There can be no assurance that we will be able to sell the remaining $19.0 million of common stock contemplated under the ATM.

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

CERULEAN PHARMA INC.

Date: May 12, 2017	By:	/s/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2017	By:	/s/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement dated as of March 19, 2017, entered into by and among Cerulean Pharma Inc., Daré Bioscience, Inc. and equityholders of Daré Bioscience, Inc. named therein.	8-K	001-36395	3/20/2017	2.1

2.2	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Novartis Institutes for BioMedical Research, Inc.	8-K	001-36395	3/20/2017	2.2

2.3	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	3/20/2017	2.3

3.1	Amendment to Amended and Restated By-laws of Cerulean Pharma Inc.	8-K	001-36395	3/20/2017	3.1

10.1	Support Agreement dated as of March 19, 2017, entered into by and among Cerulean Pharma Inc., Daré Bioscience, Inc. and shareholders of Cerulean Pharma Inc. named therein.	8-K	001-36395	3/20/2017	10.1

10.2	License Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	3/20/2017	10.2

10.3	Payoff Letter dated as of March 17, 2017, entered into by and between Cerulean Pharma Inc. and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	8-K	001-36395	3/20/2017	10.3

10.4	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Christopher D. T. Guiffre.	8-K	001-36395	3/20/2017	10.4

10.5	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Adrian Senderowicz.	8-K	001-36395	3/20/2017	10.5

10.6	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Alejandra Carvajal.	8-K	001-36395	3/20/2017	10.6

10.7	First Amendment of Lease, dated March 29, 2017, to Lease dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-K	001-36395	3/31/2017	10.39

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith