Form 10-K/A
period 2016-12-31
Cerulean Pharma Inc.
filed 2017-06-13
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36395

Cerulean Pharma Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4139823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Gatehouse Drive Waltham, MA	02451
(Address of principal executive offices)	(Zip code)

781-996-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

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

As of June 5, 2017, there were 29,031,728 of the Registrant’s common shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Cerulean Pharma Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original 10-K”) and amended by that certain Amendment No. 1 on Form 10-K/A filed on April 28, 2017 (“Amendment No. 1” and together with the Original 10-K, the “Annual Report”). This Amendment is being filed to include revised certifications of the Company’s principal executive officer and principal financial officer in Exhibits 31.1 and 31.2, which replace the versions of those certifications that were previously filed as Exhibits 31.1 and 31.2 to the Original 10-K and as Exhibits 31.3 and 31.4 to Amendment No. 1, to add language regarding internal control over financial reporting that was inadvertently omitted from such previously filed certifications. Each certification, as corrected by this Amendment, was true and correct as of the filing date of each of the Original 10-K and Amendment No. 1. In addition, this Amendment is being filed to include the existing employment agreements between the Company and one of its named executive officers for the fiscal year ended December 31, 2016, Scott Eliasof, who serves as Senior Vice President and Chief Scientific Officer of the Company.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part II, Items 8 and 9A of the Annual Report are hereby restated in their entirety without material change, and Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety, with the only changes to Part IV, Item 15 being the addition of Dr. Eliasof’s existing employment agreements, an updated consent from Deloitte & Touche LLP, new certifications by our principal executive officer and principal financial officer filed herewith and updated XBRL exhibits. Except as otherwise expressly set forth in this Amendment, no portion of the Annual Report is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Annual Report and with our filings with the Securities and Exchange Commission subsequent to the Annual Report.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Cerulean Pharma Inc.

i

PART II

Item 8.	Financial Statements and Supplementary Data

CERULEAN PHARMA INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets as of December 31, 2016 and 2015	3
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015, and 2014	5
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	6
Notes to Consolidated Financial Statements	7

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

The accompanying financial statements for the year ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring use of cash to fund operations in combination with the rate of expenditures with no known probable source of capital raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CERULEAN PHARMA INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data and par value)

	Redeemable Convertible Preferred Stock $0.01 Par Value		Common Stock $0.0001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE — January 1, 2014	85,207,356	81,525	785,531	—	4,140	(98,439)	(94,299)
Exercise of stock options			41,566		140		140
Stock-based compensation					885		885

Issuance of common stock from initial public offering, net of underwriting fees and issuance costs of $7,126			9,569,715	1	59,861		59,862
Conversion of convertible preferred stock into common stock	(85,207,356)	(81,525)	6,826,004	1	81,525		81,526
Reclassification of warrants in connection with initial public offering					424		424
Conversion of convertible notes, net of issuance costs of $187			2,902,233		20,129		20,129
Net loss						(23,342)	(23,342)

BALANCE — December 31, 2014	—	—	20,125,049	2	167,104	(121,781)	45,325
Exercise of stock options			370,230		1,628		1,628
Stock-based compensation					2,375		2,375
Issuance of common stock from public offering, net of underwriting fees and issuance costs of $3,111			6,716,000	1	37,184		37,185
Issuance of common stock from private placement			135,501		1,000		1,000
Issuance of warrants in connection with term loan facility			—		824		824
Net loss						(39,594)	(39,594)

BALANCE — December 31, 2015	—	—	27,346,780	3	210,115	(161,375)	48,743
Issuance of common stock from employee stock purchase plan			37,712		78		78
Issuance of common stock for services			52,693		54		54
Stock-based compensation					2,755		2,755
Issuance of common stock from common stock purchase agreement, net of issuance costs of $214			1,500,000		786		786
Net loss						(39,305)	(39,305)

BALANCE — December 31, 2016	—	$—	$28,937,185	$3	$213,788	$(200,680)	$13,111

See notes to consolidated financial statements.

CERULEAN PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(39,305)	$(39,594)	$(23,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,755	2,375	885
Noncash rent expense	153	(41)	29
Change in carrying value of preferred stock warrant liability	—	—	(504)
Depreciation and amortization	261	192	126
(Gain) loss on disposal of property and equipment	4	(6)	(28)
Loss on extinguishment of debt	—	—	2,493
Amortization of debt discount and deferred financing costs	420	739	215
Deferred revenue	5,000	—	—
Amortization of deferred revenue	(507)	—	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other current assets	(446)	342	(695)
Accounts payable	(603)	795	341
Accrued expenses	(1,268)	3,283	1,419

Net cash used in operating activities	(33,536)	(31,915)	(19,061)

Cash flows from investing activities:
Purchases of property and equipment	(535)	(277)	(225)
Proceeds from sale of property and equipment	—	23	40
Increase (decrease) in restricted cash	117	(230)	—

Net cash used in investing activities	(418)	(484)	(185)

Cash flows from financing activities:
Proceeds from sale of common stock	918	2,628	140
Proceeds from public stock offering, net	—	37,185	59,862
Proceeds from loan payable	—	21,000	—
Proceeds from issuance of convertible promissory notes	—	—	8,500
Payments on loan payable	(7,922)	(3,321)	(3,348)
Cash paid for debt issuance costs	—	(359)	(222)

Net cash (used in) provided by financing activities	(7,004)	57,133	64,932

Net increase (decrease) in cash and cash equivalents	(40,958)	24,734	45,686
Cash and cash equivalents — Beginning of year	75,908	51,174	5,488

Cash and cash equivalents — End of year	$34,950	$75,908	$51,174

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable	$—	$177	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$81,526
Conversion of convertible notes and accrued interest into common stock, net	$—	$—	$20,129
Reclassification of warrants to additional paid-in capital	$—	$—	$424
Warrants issued with term loan facility	$—	$824	$—
Supplemental cash flow information — Interest paid	$1,293	$1,000	$400

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

On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense, and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Although the Company regularly assesses these estimates, actual results could differ from those estimates. Changes in estimates are recorded in the period in which they become known.

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

Revenue Recognition —

Collaborative Research and Development and Multiple-Element Arrangements

The Company has generated revenue through a research collaboration agreement for the development and commercialization of product candidates utilizing the Company’s technologies. The agreement provides for multiple deliverables by the Company (for example, license rights, research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of a combination of non-refundable upfront fees, research and development funding, contingent payments based upon achievement of clinical development or other milestones and royalties in the form of designated percentages of product net sales. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition: Multiple Element Arrangements. Multiple-element arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed, and revenue will be recognized over the performance period.

Under the research collaboration agreement, the Company is entitled to receive payments contingent upon the achievement of certain development, regulatory and sales milestones. Based on FASB ASC 605-28, Revenue Recognition — Milestone Method, the Company evaluates contingent milestones at inception or modification of the agreement, and recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are events which have the following characteristics: (i) they can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and, (iii) they would result in additional payments due to the Company. A milestone is considered substantive if the following criteria are met: (i) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and, (iii) the consideration is reasonable relative to all of the other deliverables and payment terms, including other potential milestone consideration, within the arrangement.

The Company has evaluated each milestone in the research collaboration agreement under ASC 605-28. The Company has determined that each of the development and regulatory milestones are substantive, as they satisfy all of the criteria of ASC 605-28. As determined at the inception of the arrangement, each milestone is subject to substantive uncertainty, as each is dependent on the successful outcome of significant scientific research and clinical development to advance the product candidates and the clinical and/or regulatory success of the product candidates. Under the agreement the Company is entitled to receive up to $41.5 million in milestone payments for each defined program based upon achievement of specified preclinical, developmental, clinical and regulatory milestones. The Company is primarily responsible for the research and pre-clinical development of nanoparticle drug conjugates comprised of the Company’s proprietary polymer covalently linked to selected active pharmaceutical ingredients that are nominated by the Company’s partner for such development. In addition, the Company is required to assist with certain aspects of regulatory filings for marketing approval. As a result, the achievement of each development and regulatory milestone is based on a specific outcome achieved as a result of the Company’s performance. These milestone payments are non-refundable and relate solely to past performance. Furthermore, the Company considers the milestone payment amounts to be reasonable in relation to the total arrangement consideration.

The Company may receive up to an additional $185.0 million in milestone payments based upon achievement of specified sales milestones. Unlike the development and regulatory milestones, the commercial milestones would be achieved solely as a result of the collaboration partner’s performance. Because the commercial milestones are achieved after the completion of the Company’s development activities under the collaboration agreement, the Company has no required obligations for deliverables under the collaboration with respect to any commercial products and therefore the Company has no future performance obligations related to the commercial milestones. These commercial milestones will not be treated as substantive based on the guidance in ASC 605-28-25-2, which requires substantive milestones to be based upon the Company’s performance. The Company will account for any commercial milestone payment in the same manner as royalties, with revenue recognized upon achievement of the milestone, assuming all other revenue recognition criteria are met.

As more fully discussed in Note 17 Subsequent Events, pursuant to management’s plans, in March 2017 the Company agreed to sell and assign to Novartis all of its right, title and interest in and to the patent rights, know-how and third-party license agreements relating to its Dynamic Tumor Targeting Platform technology for proceeds of $6.0 million, whereby the proceeds from this asset sale are to be received upon closing of the transaction. The consummation of this sale, will result in the termination of the collaboration. If the Company’s stockholders do not approve the Novartis transaction and it is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate research and development activities under its collaboration agreement with Novartis.

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

Recent Accounting Pronouncements — In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-18, “Statement of Cash Flows—Restricted Cash (Topic 230)”. This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and required retrospective application. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

Common Stock Purchase Agreement –On October 14, 2016, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock over a term of 24 months from the execution of the Purchase Agreement. Immediately following the execution of the Purchase Agreement, the Company made an initial sale to Aspire Capital under the Purchase Agreement of 800,000 shares of common stock at a price of $1.25 per share, for gross proceeds of $1.0 million, and concurrently entered into a registration rights agreement with Aspire Capital registering the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 700,000 shares of the Company’s common stock as a commitment fee. The net proceeds of the Aspire Capital transaction, after offering expenses, to the Company were approximately $786,000. At December 31, 2016, up to $19.0 million of the Company’s common stock that may be sold at the prevailing share price at the time of sale subject to conditions specified in the Purchase Agreement remains available.

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

Future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

Years Ending December 31,	Operating Leases
2017	$690
2018	738
2019	786
2020	830
2021	140

Total	$3,184

Potential Payments upon Termination or Change in Control —On March 19, 2017, the Company entered into retention agreements with certain executive officers. These retention agreements supersede the provisions of such executive officers’ employment agreements and retention letters with the Company providing for post-separation benefits, and provide for certain lump sum payments ranging from 6 to 18 months of salary, plus health and dental insurance coverage, while also providing the covered executives with a cash bonus upon completion of a change in control. Under the terms of the retention agreements, the Company may be required to pay up to approximately $1.8 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a)(1) Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Amendment and are incorporated herein by reference.

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

CERULEAN PHARMA INC.

Date: June 13, 2017	By:	/s/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D.T. Guiffre Christopher D.T. Guiffre	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 13, 2017

/s/ Gregg D. Beloff Gregg D. Beloff	Interim Chief Financial Officer (Principal Financial Officer)	June 13, 2017

/s/ James E. O’Neill James E. O’Neill	Corporate Controller (Principal Accounting Officer)	June 13, 2017

Exhibit Index

		Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement dated as of March 19, 2017, entered into by and among the Registrant, Daré Bioscience, Inc. and equityholders of Daré Bioscience, Inc. named therein	10-K	001-36395	March 31, 2017	2.1

2.2	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-K	001-36395	March 31, 2017	2.2

2.3	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between the Registrant and BlueLink Pharmaceuticals, Inc.	10-K	001-36395	March 31, 2017	2.3

3.1	Restated Certificate of Incorporation	8-K	001-36395	April 16, 2014	3.1

3.2	Amended and Restated By-Laws	8-K	001-36395	April 16, 2014	3.2

3.3	Amendment to Amended and Restated By-laws	8-K	001-36395	March 20, 2017	3.1

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-194442	March 31, 2014	4.1

10.1#	2007 Stock Incentive Plan, as amended	S-1	333-194442	March 10, 2014	10.1

10.2#	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	March 10, 2014	10.2

10.3#	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	March 10, 2014	10.3

10.4#	2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.4

10.5#	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.5

10.6#	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1	333-194442	March 31, 2014	10.6

10.7#	2014 Employee Stock Purchase Plan	S-1	333-194442	March 31, 2014	10.26

10.8†	License Agreement, dated as of May 22, 2000, as amended, between California Institute of Technology and Insert Therapeutics, Inc.	S-1	333-194442	March 10, 2014	10.7

10.8†	IT-101 Agreement, dated as of June 23, 2009, between the Registrant and Calando Pharmaceuticals, Inc.	S-1	333-194442	March 10, 2014	10.10

10.10†	Platform Agreement, dated as of June 23, 2009, between the Registrant and Calando Pharmaceuticals, Inc.	S-1	333-194442	March 10, 2014	10.11

10.11†	Letter Agreement, dated as of August 6, 2013, between the Registrant and California Institute of Technology	S-1	333-194442	March 10, 2014	10.12

10.12	Second Series D Convertible Preferred Stock Purchase Agreement, dated November 30, 2012, as amended	S-1	333-194442	March 10, 2014	10.13

10.13	Warrant, dated January 8, 2015, issued to Hercules Technology Growth Capital, Inc.	8-K	001-36395	January 8, 2015	4.1

10.14#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-194442	March 10, 2014	10.16

10.15	Warrant to purchase shares of Series B Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank	S-1	333-194442	March 10, 2014	10.18

10.16	Form of Stock Purchase Warrant of the Registrant to purchase shares of Series C Convertible Preferred Stock	S-1	333-194442	March 10, 2014	10.19

10.17	Preferred Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued by the Registrant to Lighthouse Capital Partners VI, L.P., as amended	S-1	333-194442	March 10, 2014	10.20

10.18#	Amended and Restated Employment Agreement dated March 27, 2015 between the Registrant and Christopher D.T. Guiffre	S-1	333-202917	March 30, 2015	10.26

10.19	Lease, dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-Q	001-36395	August 6, 2015	10.1

10.20#	Consulting Agreement, dated May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	August 6, 2015	10.2

10.21#	Employment Agreement, dated September 4, 2015, between the Registrant and Adrian Senderowicz, M.D.	10-Q	001-36395	November 16, 2015	10.3

10.22#	Employment Agreement, dated September 23, 2014, between the Registrant and Alejandra V. Carvajal	10-K	001-36395	March 10, 2016	10.26

10.23#	Amendment to Employment Agreement dated December 1, 2015, between the Registrant and Alejandra V. Carvajal	10-K	001-36395	March 10, 2016	10.27

10.24#	Stock Option Agreement and Contingent Consideration Award Agreement, dated March 31, 2013, between the Registrant and Alan Crane	S-1	333-194442	March 10, 2014	10.24

10.25#	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between the Registrant and Alan Crane	10-Q	001-36395	November 13, 2014	10.4

10.26#	Amendment, dated May 27, 2016, to consulting agreement, dated as of May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	August 4, 2016	10.1

10.27#	Amendment, dated November 1, 2016, to consulting agreement, dated as of May 27, 2015, between the Registrant and Danforth Advisors LLC	10-Q	001-36395	November 3, 2016	10.1

10.28#	Summary of Non-employee Director Compensation Policy	10-Q	001-36395	November 3, 2016	10.2

10.29	Common Stock Purchase Agreement, dated October 14, 2016 between the Registrant and Aspire Capital Fund, LLC	8-K	001-36395	October 18, 2016	99.1

10.30	Registration Rights Agreement, dated October 14, 2016, between the Registrant and Aspire Capital Fund, LLC	8-K	001-36395	October 18, 2016	99.2

10.31†	Research Collaboration Agreement, dated October 18, 2016, between the Registrant and Novartis Institutes for BioMedical Research, Inc.	10-Q	001-36395	November 3, 2016	10.3

10.32#	Form of Retention Letter between the Registrant and each of its executive officers	8-K	001-36395	November 8, 2016	99.1

10.33	Support Agreement dated as of March 19, 2017, entered into by and among the Registrant, Daré Bioscience, Inc. and shareholders of Cerulean Pharma Inc. named therein.	8-K	001-36395	March 20, 2017	10.1

10.34	License Agreement dated as of March 19, 2017, entered into by and between the Registrant and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	March 20, 2017	10.2

10.35	Payoff Letter dated as of March 17, 2017, entered into by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	8-K	001-36395	March 20, 2017	10.3

10.36#	Retention Agreement dated as of March 19, 2017, entered into by and between the Registrant and Christopher D.T. Guiffre	8-K	001-36395	March 20, 2017	10.4

10.37#	Retention Agreement dated as of March 19, 2017, entered into by and between the Registrant and Adrian Senderowicz	8-K	001-36395	March 20, 2017	10.5

10.38#	Retention Agreement dated as of March 19, 2017, entered into by and between the Registrant and Alejandra Carvajal	8-K	001-36395	March 20, 2017	10.6

10.39	First Amendment of Lease, dated March 29, 2017, to Lease dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-K	001-36395	March 31, 2017	10.39

10.40	Retention Agreement dated as of March 19, 2017, between the Registrant and Scott Eliasof, together with the Employment Agreement dated as of October 25, 2016, between the Registrant and Scott Eliasof					X

21.1	Subsidiaries of the Registrant	10-K	001-36395	March 31, 2017	21.1

23.1	Consent of Deloitte & Touche LLP	10-K	001-36395	March 31, 2017	23.1

23.2	Consent of Deloitte & Touche LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36395	March 31, 2017	32.1

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36395	March 31, 2017	32.2

32.3	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.4	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.
#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.