Form 10-Q/A
period 2017-03-31
Cerulean Pharma Inc.
filed 2017-06-13
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares of the registrant’s Common Stock, $ 0.0001 par value, outstanding on June 5, 2017: 29,031,728

CERULEAN PHARMA INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

EXPLANATORY NOTE

Cerulean Pharma Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, originally filed with the Securities and Exchange Commission on May 12, 2017 (the “Quarterly Report”). This Amendment is being filed solely to include revised certifications of the Company’s principal executive officer and principal financial officer in Exhibits 31.1 and 31.2, which replace the versions of those certifications that were previously filed as Exhibits 31.1 and 31.2 to the Quarterly Report, to add language regarding internal control over financial reporting that was inadvertently omitted from such previously filed certifications. Each certification, as corrected by this Amendment, was true and correct as of the initial filing date of the Quarterly Report, May 12, 2017.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part II, Item 4 of the Quarterly Report is hereby restated in its entirety without change, and Part II, Item 6 of the Quarterly Report is hereby amended and restated in its entirety, with the only changes to Part II, Item 6 being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. Except as otherwise expressly set forth in this Amendment, no portion of the Quarterly Report is being amended or updated by this Amendment. Accordingly, this Amendment should be read in conjunction with the Quarterly Report and with our filings with the Securities and Exchange Commission subsequent to the Quarterly Report.

Unless we specify otherwise, all references in this Amendment to “we,” “our,” “us,” or “the Company” refer to Cerulean Pharma Inc.

i

PART I. FINANCIAL INFORMATION

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

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q/A are incorporated herein by reference.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERULEAN PHARMA INC.

Date: June 13, 2017	By:	/s/ Christopher D.T. Guiffre
Christopher D.T. Guiffre
President and Chief Executive Officer
(principal executive officer)

Date: June 13, 2017	By:	/s/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer
(principal financial officer)

2

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Exhibit Number	Filed Herewith
	Description of Exhibit	Form	File Number	Date of Filing

2.1	Stock Purchase Agreement dated as of March 19, 2017, entered into by and among Cerulean Pharma Inc., Daré Bioscience, Inc. and equityholders of Daré Bioscience, Inc. named therein.	8-K	001-36395	3/20/2017	2.1

2.2	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Novartis Institutes for BioMedical Research, Inc.	8-K	001-36395	3/20/2017	2.2

2.3	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	3/20/2017	2.3

3.1	Amendment to Amended and Restated By-laws of Cerulean Pharma Inc.	8-K	001-36395	3/20/2017	3.1

10.1	Support Agreement dated as of March 19, 2017, entered into by and among Cerulean Pharma Inc., Daré Bioscience, Inc. and shareholders of Cerulean Pharma Inc. named therein.	8-K	001-36395	3/20/2017	10.1

10.2	License Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	3/20/2017	10.2

10.3	Payoff Letter dated as of March 17, 2017, entered into by and between Cerulean Pharma Inc. and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	8-K	001-36395	3/20/2017	10.3

10.4	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Christopher D. T. Guiffre.	8-K	001-36395	3/20/2017	10.4

10.5	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Adrian Senderowicz.	8-K	001-36395	3/20/2017	10.5

10.6	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Alejandra Carvajal.	8-K	001-36395	3/20/2017	10.6

10.7	First Amendment of Lease, dated March 29, 2017, to Lease dated July 9, 2015, between the Registrant and AstraZeneca Pharmaceuticals Limited Partnership	10-K	001-36395	3/31/2017	10.39

Exhibit Number		Incorporated by Reference			Exhibit Number	Filed Herewith
	Description of Exhibit	Form	File Number	Date of Filing

31.1	Certification of principal executive officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36395	5/12/2017	32.1

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36395	5/12/2017	32.2

101.INS	XBRL Instance Document	10-Q	001-36395	5/12/2017	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-36395	5/12/2017	101.SCH

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-Q	001-36395	5/12/2017	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-36395	5/12/2017	101.DEF

101.LAB	XBRL Taxonomy Label Linkbase Document	10-Q	001-36395	5/12/2017	101.LAB

101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-Q	001-36395	5/12/2017	101.PRE