Form 10-Q
period 2017-09-30
Dare Bioscience, Inc.
filed 2017-11-13
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

DARÉ BIOSCIENCE, INC. (Exact Name of Registrant as Specified in its Charter)

Delaware	001-36395	20-4139823
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11119 North Torrey Pines Road, Suite 200 La Jolla, CA 92037
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code

(858) 926-7655

(Former Name or Former Address, if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 6, 2017 a total of 6,047,161 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	Inability to raise additional capital if needed;
•

Failure to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates due to limited financial resources;

•	Inability to develop and commercialize our product candidates;
•	Failure or delay in completing clinical trials or obtaining United States Food and Drug Administration (“FDA”) or foreign regulatory approval for our product candidates in a timely manner;
•	A change in the FDA’s primary oversight responsibility;
•	Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, undesirable side effects and other safety concerns;
•	Negative publicity concerning the safety and efficacy of our products in development;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Reliance on the success of our product candidates;
•	Delays in commencement or completion of clinical trials or suspension or termination of clinical trials;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Monetary obligations and other requirements in connection with our exclusive, in-license agreement covering the critical patents and related intellectual property related to our product candidate;
•	Competitors may develop products rendering our product candidates obsolete and noncompetitive;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Our product candidates, if approved, may not gain market acceptance or obtain adequate coverage for third party reimbursement;
•

A reduction in demand for contraceptives caused by an elimination of current requirements that health insurance plans cover and reimburse FDA-cleared or approved contraceptive products without cost sharing;

•	Difficulty introducing branded product in a market made up of generic products;

•	Inability to adequately protect or enforce our, or our licensor’s intellectual property rights;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets;
•	Litigation or public concern about the safety of our potential products;
•	Strict government regulations on our business;
•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Increased costs as a result of operating as a public company, and substantial time devoted by our management to compliance initiatives and corporate governance practices.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should also read carefully the factors described in the section “Risk Factors” of this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Current Reports on Form 8-K, press releases, and our website. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I  ̶  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Daré Bioscience, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,529,220	$44,614
Other receivables	710,692	—
Prepaid expenses and other current assets	1,143,373	—
Total current assets	10,383,285	44,614
Goodwill	12,880,574	—
Other non-current assets	2,800	—
Total assets	$23,266,659	$44,614
Liabilities and Stockholders’ equity (deficit)
Current Liabilities
Accounts payable and accrued expenses	$839,374	$12,678
Convertible promissory notes	—	697,500
Interest payable	—	45,057
Total current liabilities	839,374	755,235
Deferred rent	157	—
Total liabilities	839,531	755,235
Commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock: $0.0001 par value, 120,000,000 shares authorized, 6,047,161 shares issued and outstanding at September 30, 2017 and $0.001 par value, 10,000,000 shares authorized, 910,000 shares issued and outstanding at December 31, 2016	605	91
Accumulated other comprehensive loss	(9,774)	—
Additional paid-in capital	25,535,872	17,123
Accumulated deficit	(3,099,575)	(727,835)
Total stockholders' equity (deficit)	22,427,128	(710,621)
Total liabilities and stockholders' equity (deficit)	$23,266,659	$44,614

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

The operations presented in the Interim Condensed Consolidated Financial Statements and Accompanying Notes for the three months ended September 30, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Interim Condensed Consolidated Financial Statements and Accompanying Notes for the three months ended September 30, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
General and administrative	$1,052,628	$5,963	$1,729,338	$119,283
Research and development expenses	280,793	—	312,169	72,666
License expenses	—	—	—	250,000
Total operating expenses	1,333,421	5,963	2,041,507	441,949
Loss from operations	(1,333,421)	(5,963)	(2,041,507)	(441,949)
Interest income (expense)	(296,262)	(10,142)	(330,233)	(30,205)
Net loss	$(1,629,683)	$(16,105)	$(2,371,740)	$(472,154)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(9,774)	$—	$(9,774)	$—
Comprehensive loss	$(1,639,457)	$(16,105)	$(2,381,514)	$(472,154)
Loss per common share - basic and diluted	$(0.33)	$(0.02)	$(1.04)	$(0.58)
Weighted average number of common shares outstanding:
Basic	4,986,226	820,000	2,283,673	820,000
Diluted	5,638,153	830,519	2,935,600	830,519

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

The operations presented in the Interim Condensed Consolidated Financial Statements for the three months ended September 30, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Interim Condensed Consolidated Financial Statements for the three months ended September 30, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net loss for period	$(2,371,740)	$(472,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,953	3
Non-cash interest	316,804	—
Changes in operating assets and liabilities, net impact of acquisition:
Other receivables	—	250,000
Prepaid expenses and other current assets	(224,433)	—
Other assets	(2,800)	—
Accounts payable and accrued expenses	659,223	(13,401)
Interest payable	36,776	30,205
Deferred rent	157	—
Net cash used in operating activities	(1,579,060)	(205,347)
Investing activities:
Cash acquired through merger	9,918,440	—
Net cash provided by investing activities	9,918,440	—
Financing activities:
Proceeds from issuance of convertible promissory notes	155,000	—
Net cash provided by financing activities	155,000	—
Effect of exchange rate changes on cash and cash equivalents	(9,774)	—
Net increase (decrease) in cash and cash equivalents	8,484,606	(205,347)
Cash and cash equivalents, beginning of period	44,614	219,413
Cash and cash equivalents, end of period	$8,529,220	$14,066

See Accompanying Notes to Interim Condensed Consolidated Financial Statements.

The operations presented in the Interim Condensed Consolidated Financial Statements for the three months ended September 30, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Interim Condensed Consolidated Financial Statements for the three months ended September 30, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Daré Bioscience, Inc. (“Daré” or the “Company”), is a healthcare company committed to the development and commercialization of innovative products in women’s reproductive health. Daré’s business strategy is to license the rights to novel reproductive health product candidates, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development.

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

Following the closing of the transactions contemplated by the Stock Purchase Agreement (collectively, the “Stock Purchase Transaction”) and the sale of the Platform, Cerulean changed its name to Daré Bioscience, Inc.  As a result of the Stock Purchase Transaction, Private Daré became a wholly owned subsidiary of Daré Bioscience, Inc. and the Private Daré Stockholders became majority shareholders of Daré Bioscience, Inc. owning approximately 51% of the issued and outstanding shares of the Company’s shares of common stock.

On July 20, 2017, the Company effected a 1-for-10 reverse stock split of its common stock (the “Reverse Stock Split”). All share and per share amounts of common stock, options and warrants in this Quarterly Report on Form 10-Q, including those amounts included in the accompanying condensed consolidated financial statements, have been restated for all periods to give retroactive effect to the Reverse Stock Split.

The operations presented in the accompanying condensed consolidated financial statements and related notes for the period ending September 30, 2017 represent the operations of the Company and give effect to the Stock Purchase Transaction, including stock-based compensation awards. The condensed consolidated financial statements and related notes for all periods prior to the Stock Purchase Transaction represent the operations of Private Daré, making a comparison between historical and recent periods difficult.

Following the Stock Purchase Transaction, the Company began trading on the Nasdaq Capital Market under the symbol “DARE.” Prior to the Stock Purchase Transaction, the Company traded under the symbol “CERU.”

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 that were attached as Exhibit 99.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 2, 2017.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2017, and its results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

2. Summary of Significant Accounting Policies

Liquidity

As of September 30, 2017, the Company had an accumulated deficit of approximately $3.10 million. The Company also had negative cash flow from operations of approximately $1.58 million during the nine months ended September 30, 2017. The Company had cash and cash equivalents of approximately $8.53 million as of September 30, 2017. The Company will need additional capital to further fund the development of, and seek regulatory approvals for, its current product candidate and any future candidates it may license as well as to commercialize any approved products.

The Company is currently focused primarily on the development and commercialization of innovative products in women’s reproductive health and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other grant funding, collaborations and strategic alliances. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

If additional funding is not available on a timely basis or at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. GAAP. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Daré Bioscience Operations, Inc., and Daré Bioscience Australia PTY LTD. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Income. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, goodwill impairment and purchase accounting. Actual results could differ from those estimates and could materially affect the reported amounts of assets, liabilities and future operating results.

Risks and Uncertainties

The Company will require approvals from the U.S. Food and Drug Administration or foreign regulatory agencies prior to being able to sell any products. There can be no assurance that the Company’s current or future product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and its financial position.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the ability to license product candidates, successfully develop product candidates, raise additional capital, compete with other products, and protect proprietary technology. In the event the Company receives a regulatory approval for a product, the market’s acceptance of the product remains a risk. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

For a more comprehensive list of risk factors, please refer to the Company’s interim report on Form 10-Q for the quarterly period ended June 30, 2017.

Cash and Cash Equivalents

The Company considers cash and all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with a limited number of high quality financial institutions and at times may exceed the amount of insurance provided on such deposits. The Company has not experienced any loss on deposits of cash and cash equivalents.

Business Combinations

Assets acquired, and liabilities assumed as part of a business acquisition are recorded at their estimated fair value at the date of acquisition. The excess of the total purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and, in some cases, assumptions with respect to the timing and amount of future revenue and expenses associated with an asset.

Goodwill

Goodwill is not amortized but is tested annually for impairment or more frequently if impairment indicators exist. The Company adopted accounting guidance related to annual and interim goodwill impairment tests which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company recorded goodwill of approximately $12.88 million related to the Stock Purchase Transaction, from the acquisition date, July 19, 2017. The Company assessed goodwill at September 30, 2017 and determined there was no impairment during the period.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer. The Company has one operating segment, women’s reproductive health.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy is based on three levels of inputs which are used to measure fair value, of which the first two levels are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s instruments that are carried at fair value are cash and cash equivalents, accounts payable and accrued interest. The carrying values of accounts payable and accrued interest approximate their fair value due to the short-term nature of these liabilities.

Net Loss Per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive. All per share figures have been retroactively adjusted for the Reverse Stock Split.

Stock-Based Compensation

The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of grant.  The Company uses the Black-Scholes Pricing Model to determine the fair value of each of the awards which considers factors such as expected term, volatility, risk free interest rate and dividend yield.  Due to the limited history of the Company, the simplified method was utilized in order to determine the expected term of the awards.  Additionally, the Company considered comparable companies in the industry which have available share price history to calculate the volatility.  The Company compared U.S. Treasury Bills in determining the risk-free interest rate appropriate given the expected term.  Finally, the Company has not established and has no plans to establish a dividend policy or declare any dividends in the foreseeable future and thus no dividend yield was determined necessary in the calculation of fair value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income taxes.  Under this method deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2017, the Company did not record any liabilities for uncertain tax positions.

As the Company has significant operating losses, the Company does not expect to pay any income taxes for 2017 and as such no income tax provision has been made. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements. The tax years 2015 to 2016 remain open to examination by federal and state taxing authorities.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers, which impacts the way in which some entities recognize revenue for certain types of transactions. The new standard will become effective beginning in 2018 for public companies. As the Company does not currently have any contracts with customers we do not expect any impact from this accounting standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact of this accounting standard and the effect it might have on the financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. The standard is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. Daré is currently evaluating the effect of this new guidance on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for Daré for annual periods beginning after December 15, 2017. Daré’s early adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Daré adoption of this standard on September 30, 2017 did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which intended to provide clarity when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for the Daré for annual periods beginning on or after December 15, 2017 with early adoption permitted. The Company’s early adoption of this standard did not have a material impact on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (I) Accounting for Certain Financial Instruments with Down Round Features, (II) Replacement for the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update was issued to provide additional clarity related to accounting for certain financial instruments that have characteristics of both liabilities and equity. In particular, this update addresses freestanding and embedded financial instruments with down round features and whether they should be treated as a liability or equity instrument. Part II simply replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within the ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

3. Acquisitions

On July 19, 2017, Private Daré completed the Stock Purchase Transaction with Cerulean as discussed in Note 1. For purposes of clarity, prior to the Stock Purchase Transaction, we sometimes refer to the Company as Cerulean. The Stock Purchase Transaction was accounted for as a reverse merger under the acquisition method of accounting whereby Private Daré was considered to have acquired Cerulean for financial reporting purposes because immediately upon completion of the Stock Purchase Transaction, Private Daré stockholders held a majority of the voting interest of the combined company. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the cash and cash equivalents at closing of approximately $9.92 million and the impact of the unamortized fair value of Cerulean stock options of approximately $3.65 million. The unamortized fair value of the Cerulean stock options relates to an option modification approved on March 19, 2017 that provided for an acceleration of vesting upon a change in control event. Such modification became effective upon the completion of the Stock Purchase Transaction. Hence, the unamortized fair value of such options is deemed to be part of total purchase consideration and goodwill. Transaction costs associated with the Stock Purchase Transaction of $963,380 are included in general and administrative expense. The total purchase price consideration of approximately $24.28 million represents the fair value of the shares of Cerulean stock issued in connection with the Stock Purchase Transaction and the unamortized fair value of Cerulean options assumed on July 19, 2017 which was allocated as follows:

Purchase Consideration	(in thousands)
Fair value of shares issued	$20,625
Unamortized fair value of Cerulean options	3,654
Fair value of total consideration	$24,279
Assets acquired and liabilities assumed
Cash and cash equivalents	$9,918
Prepaid expense and other current assets	1,689
Accounts payable	(209)
Total assets acquired and liabilities assumed	11,398
Goodwill	$12,881

The final allocation of the purchase price is dependent on the finalization of the valuation of the fair value of assets acquired and liabilities assumed and may differ from the amounts included in these financial statements. The Company expects to complete the final allocation as soon as practical but no later than one year from the acquisition date.

4. Convertible Promissory Notes

On December 4, 2015, Private Daré issued convertible promissory notes in the aggregate principal amount of $500,000. The convertible promissory notes accrue interest at a rate of 8% per annum, are convertible into Private Daré’s next preferred stock financing round and are payable following the delivery of a demand by the holders of a majority in interest of the outstanding principal (including the outstanding principal amount under the convertible promissory notes issued on or after November 18, 2016, as described further below) on or after December 4, 2017. In the event of a preferred stock financing, all outstanding principal and unpaid interest under the convertible promissory notes will convert into the shares of Private Daré’s preferred stock issued in such financing at the price per share paid by the purchasers of such shares and an additional number of shares equal to 15% to 25% of the outstanding principal and unpaid interest based on the amount of time that has passed between the issuance of the convertible promissory notes and the closing of such preferred stock financing.

During the week of November 18, 2016, Private Daré’s issued additional convertible promissory notes, and amended the terms of certain of the outstanding convertible promissory notes held by persons who purchased additional convertible promissory notes on or after November 18, 2016. These convertible promissory notes (including the convertible promissory notes issued in December 2015 and amended in connection with the sale of additional convertible promissory notes in November 2016) accrue interest at a rate of 8% per annum, are convertible into Private Daré’s next preferred stock financing round and are payable following the delivery of a demand by the holders of a majority in interest of the outstanding principal (including the outstanding principal amount under the convertible promissory notes issued in December 2015) on or after December 4, 2017. In the event of a preferred stock financing, all outstanding principal and unpaid interest under the convertible promissory notes (including the amended convertible promissory notes originally issued in December 2015) will convert into the shares of Private Daré’s preferred stock issued in such financing at the price per share paid by the purchasers of such shares and an additional number of shares equal to 40% of the outstanding principal and unpaid interest. In addition, in the event of a change of control in which the convertible promissory notes (including the amended convertible promissory notes originally issued in December 2015) are repaid, the holders of such notes are entitled to receive 2 to 5 times the amount of the principal based on the proceeds payable to Private Daré or its stockholders in connection with such change of control. During the week of November 18, 2016, Private Daré issued convertible promissory notes in the aggregate principal amount of $197,500 and amended the terms of prior notes in the aggregate principal amount of $275,000 to correspond with the terms of such additional convertible promissory notes. On February 17, 2017 the Company issued an additional convertible promissory note in the principal amount of $100,000.

In connection with the Stock Purchase Transaction, described in further detail below, all outstanding convertible promissory notes issued prior to March 31, 2017 were further amended to provide that such notes will convert into shares of Private Daré common stock at a price per share of $0.18727 (subject to stock splits, combinations and similar events) effective as of immediately prior to the closing of the Stock Purchase Transaction and that the Stock Purchase Transaction would not constitute a change of control, including for purposes of the repayment premium described above.

On July 19, 2017, Private Daré amended the notes to provide that (i) the interest on the notes be subject to compounding on an annual basis as of December 31 of each year and (ii) the number of shares of common stock issuable upon conversion of the convertible promissory notes issued prior to March 31, 2017 will be equal to the outstanding principal amount plus accrued interest through March 31, 2017 divided by $0.18727 (subject to stock splits, combinations and similar events) plus, in the case of the convertible promissory notes issued in December 2015, 25% of the principal amount plus accrued interest through March 31, 2017 divided by $0.18727 (subject to stock splits, combinations and similar events), and, in the case of the convertible promissory notes issued on or after November 18, 2016 (including certain of the amended convertible promissory notes originally issued in December 2015 the holders of which also participated in the November 2016 note offering), 40% of the principal amount plus accrued interest through March 31, 2017 divided by $0.18727 (subject to stock splits, combinations and similar events).

Between April 1, 2017 and June 6, 2017 Private Daré issued additional convertible promissory notes in the aggregate principal amount of $55,000 pursuant to a new note purchase agreement. One note in the principal amount of $20,000 was issued on May 31, 2017 and two notes in the aggregate principal amount of $35,000 were issued during the first week of June. The new note purchase agreement provides for one or more additional closings through the earlier to occur of September 28, 2017 and the date on which the Company’s stockholders approve the Stock Purchase Transaction, and limits the aggregate principal amount of the convertible promissory notes issued thereunder to $2.0 million. The convertible promissory notes issued pursuant to the May 31, 2017 note purchase agreement bear an annual interest rate of 8% and will automatically convert immediately prior to closing of the transaction into the number of shares of Private Daré common stock equal to 120% of the original principal amount of each such note divided by $0.38. The interest on such notes will not convert into shares of Private Daré’s common stock. In addition, the holders of such notes issued pursuant to the new note purchase agreement are entitled to convert the value of any then outstanding notes plus unpaid and accrued interest plus an additional 20% of the principal amount of their notes into Qualified and Non-Qualified Equity Financings (with such terms having the same meaning as in the December 2015 note purchase agreement) at the price paid by investors in the Qualified and Non-Qualified Equity Financings. Each purchaser of notes pursuant to the new note purchase agreement also executed and delivered a counterpart signature page to the Stock Purchase Agreement.

Immediately prior to the closing of the Stock Purchase Transaction, all of the convertible promissory notes of Private Daré, in aggregate principal of, and accrued interest on, were converted into shares of common stock of Private Daré and all of the outstanding shares of common stock of Private Daré were exchanged for shares of common stock of the Company pursuant to the exchange ratio defined in the Stock Purchase Agreement. As a result of the conversion, the Company recognized an expense of $316,804 relating to the beneficial conversion feature present in each of the note agreements.

5. Stock-based Compensation

Prior to the Stock Purchase Transaction, the 2015 Employee, Director and Consultant Equity Incentive Plan of Private Daré, (the “2015 Plan”) governed the issuance of incentive stock options, non-qualified stock options, stock grants and stock-based awards to individuals who were then employees, officers, non-employee directors or consultants of the Company. Upon closing of the Stock Purchase Transaction, the 2015 Plan was assumed by the Company and each outstanding option to acquire stock of Private Daré that was not exercised prior to the closing of the Stock Purchase Transaction was assumed on the same terms and conditions as were applicable under the 2015 Plan, and became an option to acquire such shares of the Company’s common stock as was equal to the number of Private Daré shares subject to such unexercised option multiplied by the exchange ratio defined in the Stock Purchase Agreement, at a correspondingly adjusted exercise price.

Stock Options Under the 2015 Plan of Private Daré (the 2015 Plan)

Options granted under the 2015 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three-year period.  There were no options granted under the 2015 Plan during the nine months ended September 30, 2017 and effective as of July 19, 2017 following closing of the Stock Purchase Transaction, no further options may be granted under the 2015 Plan.

The exercise price of the 50,000 options granted for the year ended December 31, 2016 was equal to the estimated fair value of the common stock of Private Daré on the date of grant. On July 19, 2017, these options in Private Daré were assumed by the Company and 10,148 options were outstanding as of September 30, 2017 after adjustments for the Stock Purchase Transaction and Reverse Stock Split.

Stock Options Under the 2014 Plan (the Current Plan)

Options granted under the Company’s 2014 Stock Incentive Plan (the “2014 Plan” or “Current Plan”) have terms of no more than ten years from the date of grant unless earlier terminated.

The Company’s board of directors approved two modifications to the stock options issued under the 2014 Plan to participants who were providing services to the Company as of March 19, 2017.  The Company extended the exercise period for such stock options to two years beyond such participant’s termination date, unless the original option terms provided for a longer exercise period, and provided for the acceleration of vesting for such stock options upon a change in control event (such as the Stock Purchase Transaction). Modifications to the existing option terms resulted in unamortized fair value expense of approximately $3.7 million and was recorded as part of the total consideration in the Stock Purchase Transaction and discussed in Note 3.

As part of the Stock Purchase Transaction, 544,040 Cerulean stock options were assumed by the Company and remain outstanding as of September 30, 2017. Together with the Private Daré options assumed in connection with the Stock Purchase Transaction, the Company had 554,040 options outstanding as of September 30, 2017.

A summary of stock option activity with regards to the 2015 Plan and the Current Plan, and related information for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	412,248	$42.04
Granted	156,349	8.11
Exercised	—	—
Cancelled/expired	(14,557)	51.38
Outstanding at September 30, 2017 (unaudited)	554,040	29.93
Exercisable at September 30, 2017 (unaudited)	545,640	$32.62

Options outstanding and exercisable at September 30, 2017 had a weighted average contractual life of 8.15 years.  As of September 30, 2017, $44,460 represents unamortized stock-based compensation expense which will be amortized over the weighted average period of 1.79 years.

Compensation Expense

The Company has recorded stock-based compensation expense related to the issuance of stock option awards to employees of $6,947 for the three months ended September 30, 2017 with no comparable expense in the same period of the prior year, and $6,953 and $3 for the nine months ended September 30, 2017 and 2016, respectively. There were no stock options granted during the three or nine months ended September 30, 2016.

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and nine months ended September 30, 2017 are as follows:

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Expected life in years	10.0	4.6-10
Risk-free interest rate	2.26%	1.7-2.4%
Expected volatility	127%	67%-127%
Forfeiture rate	23.6%	1.86%-29.9%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$6.30	$4.49

Restricted Stock After the Stock Purchase Transaction

The 3.14 million shares of common stock issued in connection with the Stock Purchase Transaction to the shareholders of Private Daré have not been registered with the SEC and may only be sold pursuant to an exemption from the SEC’s registration requirements. Some of these shares may become eligible for sale beginning six months after the date of the Stock Purchase Transaction pursuant to Rule 144.

Common Stock Warrants

No warrants were exercised during the nine months ended September 30, 2017. The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2017:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
169	$17.70	August 8, 2018
2,906	$12.04	December 1, 2021
3,737	$12.04	December 6, 2021
17,190	$6.05	January 8, 2020
6,500	$1.00	April 4, 2026
30,502

6. Commitments and Contingencies

Operating Leases

The Company entered into a lease agreement that commenced on January 1, 2017 and provided for termination by either party upon 30 days’ notice. In July 2017, the Company provided notice of termination of this lease agreement.

The Company entered into a new sublease agreement on July 27, 2017 which provides facilities space as well as other administrative services for a monthly fee of $5,651 that increases 3% annually. The sublease agreement commenced on August 1, 2017 and expires on June 30, 2019. The parties have agreed to negotiate in good faith for an extension of this sublease agreement under similar terms. The Company may terminate the sublease by providing 30 days’ written notice.

Other Legal Contingencies

From time to time, the Company may be involved in various claims arising in the normal course of business. Management is not aware of any material claims, disputes or unsettled matters that would have a material adverse effect on the Company’s results of operations, liquidity or financial position that the Company has not adequately provided for in the accompanying financial statements.

Risk Management

The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control of the Company. Upon termination without cause, and not as a result of death or disability, each officer is entitled to receive a payment of an amount equal to six to twelve months of base salary and to receive continuing health benefits coverage for periods ranging between six to twelve months following the termination of employment or until such officer is covered under a separate plan from another employer. Upon termination other than for cause or for good reason within three months prior or twelve months following a change in control of the Company, each officer will be entitled to receive a payment of an amount equal to nine to eighteen months of base salary and target bonus and to receive continuing health benefits coverage for periods ranging between nine to eighteen months following the termination of employment. In addition, upon a change in control of the Company, each officer’s outstanding unvested options shall fully vest and accelerate subject to the conditions outlined in such officer’s employment agreement.

License and Royalty Agreements

The Company signed an agreement to obtain a license from ADVA-Tec (the “ADVA-Tec Agreement”) for the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide that became effective once the initial funding called for by the ADVA-Tec Agreement was secured. ADVA-Tec and its affiliates own issued patents or patent applications covering Ovaprene, and control proprietary trade secrets covering the manufacture of Ovaprene. As of the date of these financial statements, this patent portfolio includes 12 issued patents worldwide, along with 8 patent applications, all of which are exclusively licensed to the Company in accordance with the terms of the ADVA-Tec Agreement. The Company also has a right of first refusal to license these patents and patent applications for purposes of additional indications for Ovaprene. Under the ADVA-Tec Agreement, ADVA-Tec will conduct certain research and development work as necessary to allow the Company to seek a Premarket Approval (“PMA”) from the United States Food and Drug Administration (“FDA”), and will supply the Company with its requirements of Ovaprene for clinical and commercial use on commercially reasonable terms.

Under the ADVA-Tec Agreement, the Company is required to make payments of up to $14.6 million in the aggregate to ADVA-Tec based on the achievement of specified development and regulatory milestones, which include the completion of a successful Postcoital Clinical Trial (“PCT”) Study (as defined in the ADVA-Tec Agreement); approval by the FDA to commence the Phase 3 pivotal human clinical trial; successful completion of the Phase 3 pivotal human clinical trial; the FDA’s acceptance of the filing of a PMA for Ovaprene; the FDA’s approval of the PMA for Ovaprene; Conformite Europeene (“CE”) Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan.  In addition, after the commercial launch of Ovaprene, the Company is also required to make royalty payments to ADVA-Tec based on aggregate annual net sales of Ovaprene in specified regions, which percentage royalty rate will vary between 1% and 10% and will increase based on various net sales thresholds.  Finally, the Company is also required to make up to $20.0 million in the aggregate in commercial milestone payments to ADVA-Tec upon reaching certain worldwide net sales milestones.

The Company is obligated to use commercially reasonable efforts to develop and commercialize Ovaprene, and must meet certain minimum spending amounts per year, such amounts totaling $5.0 million in the aggregate over the first three years, to cover such activities until a final PMA is filed, or until the first commercial sale of Ovaprene, whichever occurs first.

The ADVA-Tec license continues on a country-by-country basis until the later of the life of the licensed patents or the Company’s last commercial sale of Ovaprene, and the ADVA-Tec Agreement includes customary termination rights for both parties, and provides the Company the right to terminate with or without cause in whole or on a country-by-country basis upon 60 days prior written notice. In addition, ADVA-Tec may terminate the ADVA-Tec Agreement if the Company fails to do any of the following: (i) satisfy the annual spending obligation described above, (ii) fail to use commercially reasonable efforts to complete all necessary pre-clinical and clinical studies required to support and submit a PMA, (iii) fail to conduct clinical trials as set forth in the development plan that is agreed by Daré and ADVA-Tec, and as may be modified by a joint research committee, where such failure is not caused by events outside of the Company’s reasonable control, or (iv) fail to enroll a patient in the first non-significant risk medical device study or clinical trial as allowed by an institutional review board within six months of the production and release of Ovaprene, where non-enrollment is not caused by events outside of the its reasonable control. In addition, ADVA-Tec may terminate the ADVA-Tec Agreement if the Company develops or commercializes any non-hormonal ring-based vaginal contraceptive device which is deemed competitive to Ovaprene or, in certain limited circumstances, if the Company fails to commercialize Ovaprene in certain designated countries within three years of the first commercial sale of Ovaprene.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of Daré Bioscience, Inc. and accompanying notes appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in the discussion and analysis included in our Current Report on Amendment No. 1 to Form 8-K filed with the SEC on October 2, 2017, and the unaudited condensed consolidated financial statements and accompanying notes contained therein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those identified under “Forward Looking Statements” below, those discussed in Item 1A Risk Factors of Part II of this report and included in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Ovaprene™ is a trademark licensed by our company. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

Overview

Daré Bioscience, Inc. (“Daré,” “we,” “us,” “our,” and “our Company”), a Delaware corporation, was formed on November 28, 2005. The Company and its wholly owned subsidiaries, Daré Bioscience Operations, Inc. and Daré Bioscience Australia Pty LTD, operate in one segment with its principal office in San Diego, California. The Company is a healthcare company committed to the development and commercialization of innovative products in women’s reproductive health. The Company seeks product candidates that expand options, improve outcomes and are easy for women to use. The Company’s first product candidate is Ovaprene, a non-hormonal contraceptive intravaginal ring intended to provide protection over multiple weeks of use, requiring no intervention at the time of intercourse.

Since our inception, we have devoted significant resources to license and prepare for the development of Ovaprene. As of September 30, 2017, Daré had cash of approximately $8.53 million. We will continue to require additional capital to continue our clinical development activities, expand our product portfolio and if successful, to commercialize approved products. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to advance Ovaprene and to acquire or license the rights to other potential product candidates.

Recent Events

On July 19, 2017, all of the outstanding shares of capital stock of Daré Bioscience Operations, Inc., a private Delaware corporation (“Private Daré”), were purchased by the Company in accordance with the terms of a stock purchase agreement dated as of March 19, 2017 (the “Stock Purchase Agreement”), by and among the Company, Private Daré and the holders of capital stock and securities convertible into capital stock of Private Daré named therein (the “Private Daré Stockholders”). Pursuant to the Stock Purchase Agreement, each Private Daré Stockholder sold its shares of common stock in Private Daré to the Company in exchange for newly issued shares of the Company’s common stock.

On July 19, 2017, the Company also completed the sale of its proprietary Dynamic Tumor Targeting™ Platform (the “Platform”) to Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for $6.0 million.

Following the closing of the transactions contemplated by the Stock Purchase Agreement (collectively, the “Stock Purchase Transaction”) and the sale of the Platform, the Company changed its name to Daré Bioscience, Inc.  As a result of the Stock Purchase Transaction, Private Daré became a wholly owned subsidiary of Daré Bioscience, Inc. and the Private Daré Stockholders became majority shareholders of Daré Bioscience, Inc. owning approximately 51% of the issued and outstanding shares of the Company’s shares of common stock.

Immediately prior to the closing of the Stock Purchase Transaction, all the convertible promissory notes, principal and accrued interest of Private Daré were converted into shares of common stock of Private Daré at conversion prices of $0.18 and $0.36 per share in accordance with their respective note agreements.

In addition, the holders of the convertible promissory notes received additional common shares of Private Daré ranging from 20% to 40% of total outstanding principal and accrued interest as of the date of conversion. All outstanding shares of common stock of Private Daré were exchanged for newly-issued shares of common stock of the Company and outstanding stock options of Private Daré were assumed by the Company pursuant to the terms of the Stock Purchase Transaction. For purposes of clarity, we sometimes refer to our business as “Private Daré” when discussing the results of operations and financial condition when we were a private company prior to the Stock Purchase Transaction.

Immediately after the Stock Purchase Transaction, the Company implemented a reverse stock split (“Reverse Stock Split”) at a ratio of one new share for every ten shares of its common stock outstanding. No fractional shares were issued and instead, shareholders received cash for the value of their fractional shares. Following the closing of the Stock Purchase Transaction, the previous Cerulean equity holders of the Company immediately prior to the closing of the Stock Purchase Transaction owned approximately 49% and equity holders of Private Daré owned approximately 51% of the shares of the Company.

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of Daré’s product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies; and
•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.

Daré expects research and development expenses will increase in the future as we advance Ovaprene or other potential product candidates into and through clinical trials and as we pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing and inventory build-up related costs. In addition, Daré continues to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of Daré’s product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of development projects or when and to what extent we will generate revenue from the commercialization of any of our product candidates.

General and Administrative Expense

General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Daré expects to incur additional expenses as a result of increased costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations, and other administrative expenses and professional services.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, Daré evaluates these estimates and judgments. We base our estimates on historical experience and on various assumptions that Daré believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Daré believes that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations — Comparison of Three Months Ended September 30, 2017 and 2016

The operations presented in the interim condensed consolidated financial statements and accompanying notes for the three months ended September 30, 2017 represent the operations of the Company following the Stock Purchase Transaction. The interim condensed consolidated financial statements and accompanying notes for the three months ended September 30, 2016 represent the operations of Private Daré, making a comparison between periods difficult.

The following table summarizes Daré’s consolidated results for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars:

	Three months ended September 30,		Change
	2017	2016	Dollars
Operating expenses:
General and administrative	$1,052,628	$5,963	1,046,665
Research and development expenses	280,793	—	280,793
Total operating expenses	1,333,421	5,963	1,327,458
Loss from operations	(1,333,421)	(5,963)	(1,327,458)
Interest income (expense)	(296,262)	(10,142)	(286,120)
Net Loss	$(1,629,683)	$(16,105)	(1,613,578)
Other comprehensive loss:
Foreign currency translation adjustments	$(9,774)	$—	(9,774)
Comprehensive loss	$(1,639,457)	$(16,105)	(1,623,352)

General and administrative

General and administrative expenses increased by $1,046,665 to $1,052,628 for the three months ended September 30, 2017 from $5,963 for the three months ended September 30, 2016. The increase was primarily due to $535,003 of legal expense, accounting expense and other expenses incurred in connection with the Stock Purchase Transaction. Daré personnel costs increased $319,197 due to salaries expense in the current period, including bonuses, with no comparable expense in the same period of the prior year. Following the Stock Purchase Transaction, and based upon the market data presented and recommendation of Radford, the Company’s compensation consultant, and upon approval of the Compensation Committee of the Company’s Board of Directors, the Company began paying its newly appointed executives compensation at a level in line with market rates for executive officers of early stage, pre-commercial biopharmaceutical public companies.

Research and development

Research and development expenses for the three months ended September 30, 2017 were $280,793 with no related expenses for the three months ended September 30, 2016. The expenses are all related to Ovaprene development costs in the current period.

Interest income (expense)

Interest expense increased by $286,120 to $296,262 for the three months ended September 30, 2017 from $10,142 for the three months ended September 30, 2016. The increase was primarily due to $316,804 expense associated with the beneficial conversion of the Convertible Promissory Notes.

Results of Operations — Comparison of Nine Months Ended September 30, 2017 and 2016

The operations presented in the interim condensed consolidated financial statements and accompanying notes for the nine months ended September 30, 2017 represent the operations of the Company and give effect to the Stock Purchase Transaction. The interim condensed consolidated financial statements and accompanying notes for the nine months ended September 30, 2016 represent the operations of Private Daré, making a comparison between periods difficult.

The following table summarizes Daré’s consolidated results for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars:

	Nine months ended September 30,		Change
	2017	2016	Dollars
Operating expenses:
General and administrative	$1,729,338	$119,283	1,610,055
Research and development expenses	312,169	72,666	239,503
License expenses	—	250,000	(250,000)
Total operating expenses	2,041,507	441,949	1,599,558
Loss from operations	(2,041,507)	(441,949)	(1,599,558)
Interest income (expense)	(330,233)	(30,205)	(300,028)
Net Loss	$(2,371,740)	$(472,154)	(1,899,586)
Other comprehensive loss:
Foreign currency translation adjustments	$(9,774)	$—	(9,774)
Comprehensive loss	$(2,381,514)	$(472,154)	(1,909,360)

General and administrative

General and administrative expenses increased by $1,610,055 to $1,729,338 for the nine months ended September 30, 2017 from $119,283 for the nine months ended September 30, 2016. The increase was primarily due to $963,380 of legal expense, accounting expense and other expenses incurred in connection with the Stock Purchase Transaction. Daré personnel costs increased $326,349 due to salaries expense, including bonuses, in the current period with no comparable expense in the same period of the prior year. Following the Stock Purchase Transaction, and based upon the market data presented and recommendation of Radford, the Company’s compensation consultant, and upon approval of the Compensation Committee of the Company’s Board of Directors, the Company began paying its newly appointed executives compensation at a level in line with market rates for executive officers of early stage, pre-commercial biopharmaceutical public companies.

Research and development

Research and development expenses increased by $239,503 to $312,169 for the nine months ended September 30, 2017 from $72,666 for the nine months ended September 30, 2016. The expenses are primarily due to direct and indirect Ovaprene development costs.

License expense

The license expense of $250,000 for the nine months ended September 30, 2016 related to fees paid to ADVA-Tec for exclusive option related to the Ovaprene technology. For further discussion of the ADVA-Tec Agreement, see Note 6 of Notes to the Condensed Consolidated Financial Statements.

Interest income (expense)

Interest expense increased by $300,028 to $330,233 for the nine months ended September 30, 2017 from $30,205 for the nine months ended September 30, 2016. The increase was primarily due to the $316,804 expense associated with the beneficial conversion of Convertible Promissory Notes.

Liquidity and Capital Resources

As of September 30, 2017, Daré had $8.53 million in cash and cash equivalents and an accumulated deficit of $3.1 million. Daré expects that over time, its general and administrative and research and development expenses will increase. As a result, Daré anticipates that it will continue to incur increasing losses in the foreseeable future. Therefore, Daré will need to raise additional capital to fund its operations, which may include the issuance of public and private equity and debt financings, as well as government grants and strategic alliances.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, staff-related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, legal and other regulatory expenses and general overhead costs.

Following the closing on July 19, 2017 of the Stock Purchase Transaction and the sale of our right, title and interest in and to the patent rights, know-how and third-party license agreements relating to the Platform to Novartis for $6.0 million, we believe that our existing resources will be sufficient to fund our planned operations for approximately two years. Based on our current plans and existing cash balances, we believe that our available funds will be sufficient for us to commence and complete a postcoital clinical trial of our lead clinical candidate, Ovaprene during this period. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available cash resources sooner than we currently expect. We will need to raise additional financing to continue the clinical development of Ovaprene, including a pivotal contraceptive study, and to support new licenses or other rights related to future portfolio candidates. We intend to cover future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other grant funding, collaborations and strategic alliances. Adequate additional financing may not be available to us on acceptable terms, or at all. We can make no assurances that we will be able to raise the cash needed to fund the development of Ovaprene, potential other product candidates and our operating expenses.

Cash Flows

The following table summarizes Daré’s cash flows for the periods indicated:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(1,579,060)	$(205,347)
Net cash provided by investing activities	9,918,440	—
Net cash provided by financing activities	155,000	—
Effect of exchange rate changes on cash and cash equivalent	(9,774)	—
Net increase (decrease) in cash	$8,484,606	$(205,347)

Net cash used in operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $1,579,060. Cash used in operating activities included the net loss of $2,371,740, decreased by noncash charges of $6,953 and non-cash interest of $$316,804. A major component reducing operating cash was a $224,433 increase of prepaid expenses and other current assets, offset by a $659,223 increase accounts payable and accrued expenses.

Cash used in operating activities for the nine months ended September 30, 2016 was $205,347. Cash used in operating activities included the net loss of $472,154, decreased by noncash charges of $3. A major component reducing operating cash was a $13,401 decrease in accounts payable and accrued expenses, offset by a $250,000 decrease in other receivables.

Net cash provided by investing activities

Cash provided by investing activities for the nine months ended September 30, 2017 was $9.9 million, consisting of cash acquired through the Stock Purchase Transaction. No cash was provided by investing activities for the nine months ended September 30, 2016.

Net cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $155,000, consisting of proceeds from issuance of Convertible Promissory Notes.

No cash was provided by financing activities for the nine months ended September 30, 2016.

Future Funding Requirements

We have not generated any revenue to date, and we cannot anticipate if, and when we will generate any revenue. Future product revenue will require us to obtain regulatory approvals in order to sell any products. Revenue from potential strategic partnerships will also require us to advance clinical candidates to meaningful development milestones. At the same time, we expect our expenses to increase in connection with the postcoital clinical study of Ovaprene and any other development activities we may undertake in the future.  We also expect to incur additional costs given the requirements of operating as a public company.

As of September 30, 2017, we had cash of approximately $8.53 million. We will continue to require additional capital to continue to fund our operations, our clinical development activities, expand our product portfolio and if successful, to commercialize any approved products. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition.

We intend to cover our future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other grant funding, collaborations and strategic alliances. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our current stockholders will be diluted.

License and Royalty Agreements

We signed an agreement to obtain a license from ADVA-Tec (the “ADVA-Tec Agreement”) for the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide that became effective once the initial funding called for by the ADVA-Tec Agreement was secured. ADVA-Tec and its affiliates own issued patents or patent applications covering Ovaprene, and control proprietary trade secrets covering the manufacture of Ovaprene. As of the date of these financial statements, this patent portfolio includes 12 issued patents worldwide, along with eight patent applications, all of which in accordance with the terms of the ADVA-Tec Agreement are exclusively licensed to the Company. We also have a right of first refusal to license these patents and patent applications for purposes of additional indications for Ovaprene. Under the ADVA-Tec Agreement, ADVA-Tec will conduct certain research and development work as necessary to allow us to seek a Premarket Approval (“PMA”) from the FDA, and will supply us with our requirements of Ovaprene for clinical and commercial use on commercially reasonable terms.

Under the ADVA-Tec Agreement, we are required to make payments of up to $14.6 million in the aggregate to ADVA-Tec based on the achievement of specified development and regulatory milestones, which include the completion of a successful Postcoital Clinical Trial Study (as defined in the ADVA-Tec Agreement); approval by the FDA to commence the Phase 3 pivotal human clinical trial; successful completion of the Phase 3 pivotal human clinical trial; the FDA’s acceptance of the filing of a PMA for Ovaprene; the FDA’s approval of the PMA for Ovaprene; Conformite Europeene Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan. In addition, after the commercial launch of Ovaprene, we are also required to make royalty payments to ADVA-Tec based on aggregate annual net sales of Ovaprene in specified regions, which percentage royalty rate will vary between 1% and 10% and will increase based on various net sales thresholds.  Finally, we are also required to make up to $20.0 million in the aggregate in commercial milestone payments to ADVA-Tec upon reaching certain worldwide net sales milestones.

We are obligated to use commercially reasonable efforts to develop and commercialize Ovaprene, and must meet certain minimum spending amounts per year, such amounts totaling $5.0 million in the aggregate over the first three years, to cover such activities until a final PMA is filed, or until the first commercial sale of Ovaprene, whichever occurs first.

The ADVA-Tec license continues on a country-by-country basis until the later of the life of the licensed patents or the Company’s last commercial sale of Ovaprene, and the ADVA-Tec Agreement includes customary termination rights for both parties, and provides us the right to terminate with or without cause in whole or on a country-by-country basis upon 60 days prior written notice. In addition, ADVA-Tec may terminate the ADVA-Tec Agreement if we fail to do any of the following: (i) satisfy the annual spending obligation described above, (ii) fail to use commercially reasonable efforts to complete all necessary pre-clinical and clinical studies required to support and submit a PMA, (iii) fail to conduct clinical trials as set forth in the development plan that is agreed by Daré and ADVA-Tec, and as may be modified by a joint research committee, where such failure is not caused by events outside of our reasonable control, or (iv) fail to enroll a patient in the first non-significant risk medical device study or clinical trial as allowed by an institutional review board within six months of the production and release of Ovaprene, where non-enrollment is not caused by events outside of the our reasonable control. In addition, ADVA-Tec may terminate the ADVA-Tec Agreement if we develop or commercialize any non-hormonal ring-based vaginal contraceptive device which is deemed competitive to Ovaprene or, in certain limited circumstances, if we fail to commercialize Ovaprene in certain designated countries within three years of the first commercial sale of Ovaprene. The above description of the ADVA-Tec Agreement is qualified in its entirety by the full text of the agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Other Contracts

We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore Daré believes that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, Daré had cash on hand of approximately $8.53 million, consisting primarily of investments in money market funds and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in cash and cash equivalents. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently party to any material pending litigation or other material legal proceeding.

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed in Part II, Item IA. Risk Factors in our interim report on Form 10-Q for the quarterly period ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	NONE
(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

(a) NONE

(b) NONE

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately below.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended by Certificate of Amendment dated July 19, 2017 to effect the Reverse Stock Split effective July 20, 2017, and by Certificate of Amendment dated July 19, 2017 stating the name change effective July 20, 2017	10-Q	001-36395	08/14/2017	3.1

3.2	Second Amended and Restated By-laws, effective July 20, 2017	8-K	001-36395	07/20/2017	3.3

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc. Δ					X

10.2	Employment Offer Letter by and between Daré Bioscience Operations, Inc. and Sabrina Martucci Johnson dated as of May 31, 2017					X

10.3	Employment Offer Letter by and between Daré Bioscience Operations, Inc. and Lisa Walters-Hoffert dated as of May 31, 2017					X

10.4	Employment Offer Letter by and between Daré Bioscience Operations, Inc. and Mark Walters dated as of May 31, 2017					X

10.5	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1

10.6	Employment Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.2

10.7	Employment Agreement by and between Daré Bioscience, Inc. and Mark Walters dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.3

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

Δ Portions of this document are subject to a confidential treatment request submitted to the SEC

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: November 13, 2017	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)