Form 10-K
period 2017-12-31
Dare Bioscience, Inc.
filed 2018-03-28
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

®

DARÉ BIOSCIENCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	Commission File No. 001-36395	20-4139823
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)
11119 North Torrey Pines Road, Suite 200, La Jolla, CA (Address of Principal Executive Offices)	Registrant’s telephone number, including area code (858) 926-7655	92037 (Zip Code)
Securities registered under Section 12(g) of the Act: None
Title of each class: Common Stock, par value $0.0001 per share		Name of exchange on which registered: Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $52,137,748 based on the closing price as reported on the Nasdaq Capital Market. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

As of March 26, 2018, there were 11,422,161 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders to be held on July 10, 2018 are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Daré Bioscience, Inc. and Subsidiaries

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “contemplate,” project,” “target,” or the negative version of these words and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part I, Item IA, “Risk Factors,” in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:

•	Inability to raise additional capital if needed, under favorable terms or at all;
•

Failure to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates due to limited financial resources;

•	Inability to develop and commercialize our product candidates;
•

Failure or delay in starting, conducting and completing clinical trials or obtaining United States Food and Drug Administration (FDA) or foreign regulatory approval for our product candidates in a timely manner;

•	A change in the FDA’s primary oversight responsibility;
•	A change in regulatory requirements for our product candidates, including the development pathway pursuant to the FDA’s Section 505(b)(2);
•

Unsuccessful clinical trials stemming from clinical trial designs, failure to enroll a sufficient number of patients, higher than anticipated patient dropout rates, failure to meet established clinical endpoints, undesirable side effects and other safety concerns;

•	Negative publicity concerning the safety and efficacy of our product candidates, or of product candidates being developed by others that share characteristics similar to our candidates;
•	Inability to demonstrate sufficient efficacy of product candidates;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Monetary obligations and other requirements in connection with our exclusive, in-license agreement covering the critical patents and related intellectual property related to our product candidate;
•	Developments by our competitors that make our product candidates less competitive or obsolete;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to market and distribute products;
•	Failure of our product candidates, if approved, to gain market acceptance or obtain adequate coverage for third party reimbursement;
•

A reduction in demand for contraceptives caused by an elimination of current requirements that health insurance plans cover and reimburse FDA-cleared or approved contraceptive products without cost sharing;

•	Lack of precedent to help assess whether health insurance plans will cover one of our product candidates;
•	The reimbursement environment relating to our product candidates at the time we obtain regulatory approval, if ever;

•	Difficulty in introducing branded products in a market made up of generic products;
•	Inability to adequately protect or enforce our, or our licensor’s, intellectual property rights;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the overall stock markets, and in our stock in particular, which could subject us to securities class-action litigation;
•	Litigation or public concern about the safety of our potential products;
•

Strict government regulations on our business, including various fraud and abuse laws, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act and the U.S. Foreign Corrupt Practices Act;

•	Regulations governing the production or marketing of our product candidates;
•	Loss of, or inability to attract, key personnel; and
•	Increased costs as a result of operating as a public company, and substantial time devoted by our management to compliance initiatives and corporate governance practices.

All forward-looking statements in this report are current only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1. BUSINESS

The terms “we,” “us,” “our,” “Daré” or the “Company” refer collectively to Daré Bioscience, Inc. and its wholly-owned subsidiaries, unless otherwise stated or the context otherwise requires. All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

Overview

We are a clinical-stage biopharmaceutical company committed to the advancement of innovative products for women’s reproductive health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, vaginal health, sexual health and fertility.

Our Strategy

Our business strategy is to license or otherwise acquire the rights to differentiated reproductive health product candidates, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development.

We believe that there is an opportunity to fill the gap that exists within clinical development of women’s health care products between (a) non-profit organizations and small private companies that discover, innovate and conduct early clinical development of product candidates, and (b) large pharmaceutical companies that conduct late-stage clinical development and commercialize approved products. We believe that the stages of clinical development between those two ends of the development spectrum (early clinical development of product candidates and commercialization of product candidates by large pharmaceutical companies) are currently underserved. In addition, we believe there are gaps in therapeutic options for women and that there is an opportunity to deliver medicines that are better aligned with women’s specific needs.  We intend to fill the mid-stage development gap and the gaps in therapeutic options for women. The dynamics of the women’s reproductive health market provide an opportunity for us to assemble a portfolio of candidates, including clinical-stage candidates, often with published human data. We believe we can enter into agreements that will allow us to advance the clinical development of these candidates and, if successful, create a comprehensive global commercialization strategy in combination with established pharmaceutical partners and regional distributors.

Our Product Candidates and Programs

We are initially focused on the areas of contraception, vaginal health, sexual health and fertility. Our product acquisitions have focused primarily on product candidates with preclinical and early clinical testing data that have been developed by the licensors. We intend to use the existing data, and data that we generate, in preparing Investigational New Drug Applications, or INDs, or Investigational Device Exemptions, or IDEs, to the extent these have not already been prepared, and in designing and implementing additional preclinical and clinical trials to advance the regulatory approval process toward New Drug Applications, or NDAs, or Premarket Approvals, or PMAs. We believe that we have product candidates that offer innovative therapeutic approaches that may provide meaningful advantages to current products. We are currently developing two clinical-stage product candidates: Ovaprene™, a non-hormonal monthly contraceptive and SST-6007, Topical Sildenafil cream for Female Sexual Arousal Disorder.

Ovaprene

We believe the need for more effective and convenient options is particularly true in the case of contraception. While a variety of hormonal and non-hormonal options currently exist, there is one notable void: an effective short-acting, non-hormonal method of contraception that does not require intervention at the time of intercourse.

Ovaprene is a monthly non-hormonal contraceptive ring that is currently undergoing clinical development in the United States. The Ovaprene intravaginal ring, if approved for marketing, requires no intervention at the time of intercourse, does not use hormones and would be intended to provide protection over multiple weeks of use. Ovaprene consists of a silicone-reinforced ring with a soft, absorbable scaffolding that encircles a fluid-permeable barrier. A non-braided, multi-filament mesh in the center of the ring functions as a physical barrier to sperm. The silicone ring also releases two ingredients—ascorbic acid and ferrous gluconate—that act together to create a spermiostatic environment within the vagina.

Ovaprene is a combination product that previously underwent a request for designation process within the Office of Combination Products at the FDA. The FDA designated Center for Devices and Radiological Health, or CDRH, as the lead agency FDA program center for premarket review and product regulation; it also provided notice that CDRH has determined that a PMA will be required. We intend to develop Ovaprene based on PMA guidelines. If approved, Ovaprene would represent a new category of birth control. In a postcoital test, or PCT, pilot study conducted in 20 women and published in The Journal of Reproductive Medicine® in 2009, Ovaprene demonstrated the ability to immobilize sperm and prevent their progression into the cervical mucus.

SST-6007

Today, there are no products approved by the FDA to treat Female Sexual Arousal Disorder, or FSAD. Although numerous pharmaceutical products have been developed, tested and approved to treat erectile dysfunction in men, women continue to lack effective options for FSAD, an analogous condition.  On February 12, 2018, we announced that we signed an exclusive worldwide license to develop and commercialize SST-6007 (5% Topical Sildenafil Citrate Cream), a potential treatment for FSAD. The license and collaboration agreement under which we obtained such license became effective on February 15, 2018, when we satisfied certain capital raising obligations. See “License and Royalty Agreements—SST-6007,” below.

FSAD is characterized primarily by an inability to attain or maintain sufficient physical sexual arousal, frequently resulting in distress or interpersonal difficulty.  SST-6007 incorporates sildenafil, the same active ingredient in male erectile dysfunction drug Viagra®, into a proprietary cream formulation. Topical SST-6007 is specifically designed to locally increase blood flow locally to the vulvar-vaginal tissue in women, leading to a potential improvement in genital arousal response and overall sexual experience.

We plan to pursue the 505(b)(2) regulatory pathway for SST-6007 in the U.S. in order to leverage the existing data and established safety profile of the Viagra® brand. If approved, SST-6007 could be the first rigorously tested and FDA approved FSAD treatment option for women.

Sales and Marketing

We currently have no formal internal marketing and sales infrastructure and capabilities. Our expected strategy with respect to potential commercialization of current and any future product candidates is to supplement our internal efforts with strategic-partners.

Manufacturing

We rely on third parties for the manufacture of our clinical trial material and we expect to rely on third-party manufacturers to produce commercial quantities of our drugs and devices, should they receive regulatory approval in the future.

License and Royalty Agreements

Ovaprene

We entered into a license agreement with ADVA-Tec, Inc. under which we were granted an exclusive license under ADVA-Tec’s intellectual property rights to develop and commercialize Ovaprene for human contraceptive use worldwide, and which became effective on July 19, 2017, after we secured the initial funding required in accordance with its terms. ADVA-Tec and its affiliates own issued patents or patent applications covering Ovaprene, and control proprietary trade secrets covering the manufacture of Ovaprene.  As of March 13, 2018, this patent portfolio includes 12 issued patents worldwide, along with eight patent applications, all of which, in accordance with the terms of the ADVA-Tec license agreement, are exclusively licensed to us for all uses of Ovaprene as a human contraceptive device. We also have a right of first refusal to license these patents and patent applications for purposes of additional indications for Ovaprene. Under the ADVA-Tec license agreement, ADVA-Tec will conduct certain research and development work as necessary to allow us to seek a PMA from the FDA, and will provide us with our clinical supplies of Ovaprene for clinical and commercial use on commercially reasonable terms.

Under the ADVA-Tec license agreement, we are required to make payments of up to $14.6 million in the aggregate to ADVA-Tec based on the achievement of specified development and regulatory milestones, which include the completion of a successful postcoital clinical study, which is required before we can commence a Phase 3 pivotal human clinical trial; the FDA’s approval to commence such Phase 3 pivotal human clinical trial; successful completion of such Phase 3 pivotal human clinical trial; the FDA’s acceptance of the filing of a PMA for Ovaprene; the FDA’s approval of the PMA for Ovaprene; Conformite Europeenne, or CE, Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan. In addition, after the commercial launch of Ovaprene, we are also required to make royalty payments to ADVA-Tec based on aggregate annual net sales of Ovaprene in specified regions and a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds.  Finally, we are also required to make up to $20 million in the aggregate in commercial milestone payments to ADVA-Tec upon reaching certain worldwide net sales milestones.

We are obligated to use commercially reasonable efforts to develop and commercialize Ovaprene, and must meet certain minimum spending amounts per year, such amounts totaling $5 million in the aggregate over the first three years, to cover such activities until a final PMA is filed, or until the first commercial sale of Ovaprene, whichever occurs first.

The license we received under the ADVA-Tec license agreement continues on a country-by-country basis until the later of the life of the licensed patents or our last commercial sale of Ovaprene. The ADVA-Tec license agreement includes customary termination rights for both parties, and it provides us the right to terminate with or without cause in whole or on a country-by-country basis upon 60 days prior written notice. In addition, ADVA-Tec may terminate the agreement if we fail to do any of the following: (i) satisfy the annual spending obligation described above, (ii) fail to use commercially reasonable efforts to complete all necessary pre-clinical and clinical studies required to support and submit a PMA, (iii) fail to conduct clinical trials as set forth in the development plan to which we and ADVA-Tec agree, and as may be modified by a joint research committee, where such failure is not caused by events outside of our reasonable control, or (iv) fail to enroll a patient in the first non-significant risk medical device study or clinical trial as allowed by an institutional review board within six months of the production and release of Ovaprene, where non-enrollment is not caused by events outside of the our reasonable control. In addition, ADVA-Tec may terminate the agreement if we develop or commercialize any non-hormonal ring-based vaginal contraceptive device competitive to Ovaprene or, in certain limited circumstances, if we fail to commercialize Ovaprene in certain designated countries within three years of the first commercial sale of Ovaprene.

SST-6007

On February 11, 2018, we entered into a license and collaboration agreement with Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC, or referred to collectively as Strategic Science. We refer to such agreement as the SST license agreement in this report. Under the SST license agreement, we obtained a worldwide exclusive, royalty-bearing, sublicensable license to develop and commercialize Strategic Science’s topical formulation of sildenafil citrate as it exists as of the effective date of the SST license agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, or the SST licensed products, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen. Our license to develop and commercialize the SST licensed products is for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the SST field of use. The license was granted subject to our securing an investment of at least $10,000,000 by March 31, 2018, which was secured as a result of the underwritten public offering that closed on February 15, 2018, discussed elsewhere in this report.

Under the terms of the SST license agreement, we retain rights to inventions made by our employees, Strategic Science retains rights to inventions made by its employees, and each party owns a 50% undivided interest in all joint inventions. Each party agreed to collaborate through a joint development committee responsible for determining the strategic objectives for, and generally overseeing, the development efforts of both parties under the SST license agreement. We agreed to use commercially reasonable efforts to develop the SST licensed products in the SST field of use in accordance with a development plan contained in the SST license agreement, and to commercialize the SST licensed products in the SST field of use.

Strategic Science will be eligible to receive tiered royalties based on percentages of annual net sales of the SST licensed products in the single digits to the mid-double digits, including customary provisions permitting royalty reductions and offset, and a percentage of sublicense revenue. We are responsible for all reasonable internal and external costs and expenses incurred by Strategic Science in its performance of the development activities it is required to perform under the SST license agreement. We are also required to make milestone payments to Strategic Science ranging from $500,000 to $150,000,000 contingent on achieving certain clinical, regulatory and commercial milestones.

The license we received under the SST license agreement continues on a country-by-country basis until the later of ten years from the date of the first commercial sale of such SST licensed product or the expiration of the last valid claim of patent rights covering the SST licensed product in the SST field of use. We and Strategic Science have customary rights to terminate the SST license agreement in the event of material uncured breach by the other party, and, (i) prior to receipt of approval by a regulatory authority necessary for commercialization of an SST licensed product in the corresponding jurisdiction, including NDA approval, we will have the right to terminate the agreement without cause upon 90 days prior written notice to Strategic Science, and (ii) following receipt of approval by a regulatory authority necessary for commercialization of an SST licensed product in the corresponding jurisdiction, including NDA approval, we will have a right to terminate the agreement without cause upon 180 days prior written notice.  Strategic Science has the right to terminate the agreement with respect to the applicable SST licensed product(s) in the applicable country(ies) upon 30 days’ notice if we fail to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan and do not cure such failure within 60 days of receipt of notice thereof.

Upon expiration (but not termination) of the SST license agreement in a particular country, we will have a fully paid-up license under the licensed intellectual property to develop and commercialize the applicable SST licensed products in the applicable country on a non-exclusive basis.

Intellectual Property

We actively seek to protect the proprietary technology that we consider important to our business in the United States and other jurisdictions internationally. We also rely upon trade secrets and contracts to protect our proprietary information.

Patents

In accordance with the terms of the ADVA-Tec Agreement, we are the exclusive licensee of nine granted U.S. patents and granted patents and/or pending applications in other major markets. There can be no assurance that any of these patent applications will result in the grant of a patent either in the United States or elsewhere, or that any patents granted will be valid and enforceable, or that these patents will provide a competitive advantage or afford protection against competitors with similar technologies. We also rely upon trade secret rights to protect other technologies that may be used to discover, validate and commercialize Ovaprene and any future product candidates. We presently seek protection, in part, through confidentiality and proprietary information agreements.

We consider the following U.S. patents and applications that are exclusively licensed to us pursuant to the ADVA-Tec Agreement to be particularly important to the protection of Ovaprene.

Jurisdiction	Patent Title	Patent Expiration
United States	Intravaginal Ringed Mesh Device And Applicator Therefor	August 2028
United States	Partially Absorbable Fiber-Reinforced Compositions For Controlled Drug Delivery	August 2028
United States	Multicomponent Bioactive Intravaginal Ring	August 2028

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim relating to infringement of third party patents that is successfully asserted against us, ADVA-Tec or ADVA-Tec’s licensor may require us to pay substantial damages or may limit ours or ADVA-Tec’s ability to rely on such patent protection. Any third party claim successfully alleging the invalidity or unenforceability of the patents may also limit ours or ADVA-Tec’s ability to rely on such patent protection. Even if we, ADVA-Tec or ADVA-Tec’s licensor were to prevail in any such action, any litigation could be costly and time-consuming and would divert the attention of management and key personnel from our business operations. Also, if our product candidate or any future products are found to infringe the patents of others, our development, manufacture, and sale of these potential products could be severely restricted or prohibited. Because of the importance of the patents licensed to us by ADVA-Tec for Ovaprene, our business and our prospects may be harmed if we fail to maintain the patent rights from ADVA-Tec or if we, ADVA-Tec or ADVA-Tec’s licensor fail to protect key intellectual property rights.

In accordance with the SST license Agreement, we are the exclusive licensee in the SST field of use of fifteen issued patents worldwide (six U.S. patents and nine foreign patents), along with six pending worldwide patent applications. The issued U.S. patents have a patent term until December 2031 and may be eligible for patent term extension under the Hatch-Waxman Act.

Trademarks

We hold a domestic registration for the trademark Daré Bioscience. In accordance with the terms of the ADVA-Tec Agreement, we are the exclusive licensee of the Ovaprene trademark.

Market Access

We intend to create a comprehensive global commercialization strategy in combination with established pharmaceutical partners and regional distributors.

Potential future product candidates

In addition to Ovaprene and SST-6007, we have identified other potential product candidates in women’s reproductive health that meet our selection criteria of expanding options, improving outcomes, and that are easy and convenient to use. We do not currently have any rights or licenses to such product candidates but may seek to acquire or license such products in the future to build a more robust product pipeline over time.

Research and Development

Our research and development expenses were $984,749 and $72,666 in 2017 and 2016, respectively. In 2017 and 2016, our research and development expenses consisted primarily of costs for Ovaprene associated with: consultants and clinical trial sites that conduct research and development activities on our behalf; laboratory and vendor expenses related to the execution of clinical trials; contract manufacturing expenses, primarily for the production of clinical supplies; and internal costs that are associated with activities performed by us and our partners and generally benefit multiple programs. See PART II—Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below for more information regarding our research and development expenses.

Competition

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology and pharmaceutical) are highly competitive and subject to rapid and significant change. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have greater clinical, regulatory, manufacturing, marketing, distribution, compliance and financial resources and experience than we do. See “ITEM 1A. RISK FACTORS—Risks Related to our Business—We face intense competition from other medical device, biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively,” below.

Over the longer term, our ability, independently or otherwise, to successfully manufacture, market, distribute and sell any approved products, expand their usage or bring additional new products to the marketplace will depend on many factors, including, but not limited to, FDA and foreign regulatory agency approval of new products and of new indications for existing products, the efficacy and safety of our products (alone and relative to other treatment options), the degree of patent or other protection afforded to particular products, and reimbursement for use of those products.

Many other organizations are developing drug products and other therapies intended to treat the same diseases and conditions for which our product candidates are in development, and the success of others may render potential application of our product candidates obsolete or noncompetitive, even prior to completion of its development.

Suppliers

For some of the key raw materials and components of Ovaprene, we have only a single source of supply, and alternate sources of supply may not be readily available. ADVA-Tec will be responsible for all activities related to process development and scale up of Ovaprene manufacturing. Further, either directly or via a contract manufacturing organization, ADVA-Tec will be responsible for Ovaprene clinical and commercial supply.

Under the terms of the SST license agreement, Strategic Science will be responsible for obtaining supplies of SST-6007 for the Phase 2 clinical studies expected to be conducted in the United States. Thereafter, we will be responsible for obtaining pre-clinical, clinical and commercial supplies of SST-6007.

Both ADVA-Tec and Strategic Science will need to rely on third party suppliers to provide the quantities required. We expect the quantities of SST-6007 required to meet our foreseeable needs will be generally available from multiple sources. See “ITEM 1A. Risk Factors—Risks Related to our Business—Our success relies on third party suppliers, manufacturers and distributors, including multiple single source suppliers and manufacturers. We have no internal sales, marketing or distribution capabilities. Any failure by such third parties could negatively impact our business and our ability to develop and market any approved products,” below.

Government Regulation

Governmental authorities in the U.S. and other countries extensively regulate the testing, manufacturing, labeling and packaging, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of pharmaceutical, medical device, and combination products. In the U.S., the FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, and other federal statutes and regulations, subject pharmaceutical and other regulated products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

We and our third-party manufacturers, distributors and contract research organizations, or CROs, may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, the Health Insurance Portability and Accountability Act, privacy laws and import, export and customs regulations, as well as the laws and regulations of other countries.

FDA Approval Process for Prescription Drugs

To obtain approval of a new drug product from the FDA, we must, among other requirements, submit data supporting its safety and efficacy, as well as detailed information on the manufacture and composition of the drug and proposed product labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our product candidates.

The process required by the FDA before a new drug may be marketed in the U.S. generally involves the following:

•	completion of nonclinical studies performed in compliance with FDA regulations;
•	design of a clinical protocol and its submission to the FDA as part of an IND, which must become effective before human clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;
•	submission of an NDA after completion of pivotal clinical trials and FDA acceptance of that NDA;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with current good manufacturing practices, or cGMP;

•	possible inspection of selected clinical sites to confirm compliance with good clinical practices, or GCP, requirements and data integrity; and
•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug product in the U.S.

The clinical investigation of an investigational new drug is divided into three phases that typically are conducted sequentially but may overlap. The three phases are as follows:

Phase 1. Phase 1 includes initial clinical trials introducing an investigational new drug into humans and may be conducted in patients or normal volunteer subjects. These trials are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

Phase 2. Phase 2 includes the controlled clinical trials conducted to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 trials are typically well controlled, closely monitored, and conducted in a relatively small number of patients.

Phase 3. Phase 3 trials are typically large trials performed after preliminary evidence suggesting effectiveness of the drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling and product marketing approval. Phase 3 trials usually are conducted at geographically dispersed clinical study sites.

A clinical trial may combine the elements of more than one phase and the FDA may require more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA.

A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

Clinical trials must be conducted in accordance with the FDA’s GCP requirements. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. An institutional review board, or IRB, must approve the clinical trial design and process for obtaining patient informed consent at study sites that the IRB oversees and also may halt a study, either temporarily or permanently, for failure to comply with the IRB’s requirements.

As a product candidate moves through the clinical testing phases, manufacturing processes are further defined, refined, controlled and validated. The level of control and validation required by the FDA increases as clinical development progresses. We and the third-party manufacturers on which we rely for the manufacture of our product candidates and their respective components (including API) are subject to requirements that drugs be manufactured, packaged and labeled in conformity with cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more indications, together with payment of a significant user fee, unless waived. An NDA includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information on the product candidate’s chemistry, manufacturing, and controls, or CMC and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA. Another alternative is a special type of NDA submitted under Section 505(b)(2) of the FDCA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s finding of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products.

Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.

The FDA reviews all NDAs, whether 505(b)(1) or 505(b)2 applications, submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days after submission of an NDA to conduct an initial review to determine whether it is sufficient to accept for filing.

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act, or PDUFA, the FDA sets a goal date by which it plans to complete its review. For a standard review, this goal date typically is ten months from the date of submission of the NDA application. If the NDA application relates to an unmet medical need in a serious or life-threatening indication and is designated for priority review, the FDA’s goal date typically is six (6) months from the date of NDA submission. However, PDUFA goal dates are not legal mandates and FDA response often occurs several months beyond the original PDUFA goal date. Further, the review process and the target response date under PDUFA may be extended if the FDA requests, or the NDA sponsor otherwise provides, additional information or clarification regarding information already provided in the NDA. As a result, the NDA review process can be very lengthy. During its review of an NDA, the FDA may refer the application to an advisory committee of independent experts for a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the NDA sponsor.

After evaluating the NDA and inspecting manufacturing facilities where the drug product or its API will be produced, the FDA will either approve commercial marketing of the drug product  for specific indications of use or issue a complete response letter, or CRL, indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the CRL requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA also may condition drug approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and efficacy after approval.

If the FDA approves any of our product candidates, we will be required to comply with a number of ongoing post-marketing regulatory requirements. We would be required to report, among other things, certain adverse reactions and production problems to the FDA, and to comply with requirements concerning advertising and promotional labeling for any of our prescription drug products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record keeping requirements. If we seek to make certain changes to an approved product, such as certain manufacturing changes, we will need FDA approval before the change can be implemented. For example, if we change the manufacturer of a product or its API, the FDA may require stability or other data from the new manufacturer, which data will take time and is costly to generate, and the delay associated with generating this data may cause interruptions in our ability to meet commercial demand, if any. Moreover, although physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved pursuant to an NDA. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all.

We rely on third parties for the manufacture of our clinical trial material and we expect to rely on third-party manufacturers to produce commercial quantities of our drugs and devices, should they receive regulatory approval in the future. Future FDA, state or foreign governmental agency inspections may identify compliance issues at these third-party facilities that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Many of the foregoing could limit the commercial value of a product or require us to commit substantial additional resources in connection with the approval of an investigational drug. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Pharmaceutical Pricing and Reimbursement

Sales of our drug products, if approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health care programs, private health insurers, managed health care providers, and other organizations. These third-party payors are increasingly challenging drug prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, even if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage and payment. Sales of any products for which we obtain marketing approval will depend in part on coverage and adequate payment from third-party payors. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payors in the United States, therefore coverage and reimbursement for drug products can differ significantly from payor to payor. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payor will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for health care providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use.

Additionally, the containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that federal, state and local governments in the U.S. will continue to consider legislation directed at lowering the total cost of health care. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had and is expected to continue to have a significant impact on the health care industry. The ACA, among other things, imposes a significant annual fee on certain companies that manufacture or import branded prescription drug products. The ACA also increased the Medicaid rebate rate and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. The ACA also expanded the 340B drug discount program (excluding orphan drugs), including a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, and revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against health care fraud and abuse, add new transparency requirements for the health care industry, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms, any or all of which may affect our business. Since its enactment there have been judicial and congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Certain provisions of the ACA are not yet, or have only recently become, effective, and others have been temporarily suspended, but the ACA is likely to continue the downward pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, which went into effect in 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken, Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. Strong, partisan disagreement in Congress has prevented implementation of various ACA provisions, while the Trump Administration has made repeal of the ACA a priority.  One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the ACA. On January 11, 2017, the Senate voted to approve a “budget blueprint” allowing Republicans to repeal parts of the law while avoiding Democrat filibuster.  The “Obamacare Repeal Resolution” passed 51-48.  Certain legislators are continuing their efforts to repeal the ACA, although there is little clarity on how such a repeal would be implemented and what an ACA replacement might look like.  For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance markets.

It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or commercial payors for pharmaceutical products may take in response to any such health care reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

FDA Approval Process for Combination Products and Medical Devices

A combination product is a product composed of a combination of two or more FDA-regulated product components or products, e.g., drug-device or biologic-device. A combination product can take a variety of forms, such as a single entity made by physically or chemically combining components, or a single unit made of separately packaged products. Each combination product is assigned a lead FDA Center, which has jurisdiction for the premarket review and regulation, based on which constituent part of the combination product provides the primary mode of action, i.e., the mode of action expected to make the greatest contribution to the overall intended therapeutic effect of the product. If the classification as a combination product or the lead Center assignment is unclear or in dispute, a sponsor may request a meeting, submit a Request for Designation or RFD, and the FDA will issue a designation letter within 60 calendar days of the filing of the RFD. Depending on the type of combination product, the FDA may require a single application for approval, clearance, or licensure of the combination product, or separate applications for the constituent parts. During the review of marketing applications, the lead Center may consult or collaborate with other FDA Centers.

In 2017, the FDA released final documents addressing the application of cGMP requirements and classification issues relating to combination products. The 21st Century Cures Act, or the Cures Act, which became law in December 2016 and, among other things, amended provisions of the FDCA, sets forth a number of provisions pertaining to combination products, such as procedures for negotiating disagreements between sponsors and the FDA and requirements intended to streamline FDA premarket reviews of combination products that contain an already-approved component. For drug-device combination products, comprised of an FDA-approved drug and device primary mode of action, the Cures Act applies Hatch-Waxman requirements to the premarket review process such that a patent dispute regarding the listed drug may result in the delay of the 510(k) clearance or PMA approval of the combination product. Furthermore, the Cures Act applies exclusivity provisions (e.g., new chemical entity and orphan drug exclusivities) to the device clearance and approval process for combination products with a device primary mode of action.

Because the FDA has different divisions responsible for assessing and approving devices, drugs, and biologics, the FDA’s response to an RFD submitted by a sponsor will assign a lead Center for the combination product. The CDRH has oversight responsibility for medical devices, while the Center for Drug Evaluation and Research, or CDER, has responsibility for drug products.  Because combination products involve components that would normally be regulated under different types of regulatory authorities, and frequently by different FDA Centers, they raise challenging regulatory, policy, and review management challenges. Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications.

The development and approval process for combination products designated as having a drug-primary mode of action and assigned to CDER generally will follow the procedures set forth above for pharmaceutical products. Similarly, medical devices and combination products with a device-primary mode of action may also be subject to FDA approval and extensive regulation under the FDCA. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.

All devices, unless exempt by FDA regulation, must adhere to a set of general controls, including compliance with the applicable portions of the FDA's Quality System Regulation, which sets forth good manufacturing practice requirements; facility registration and product listing; reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device consistent with its cleared or approved intended uses. Class II and III devices are subject to additional special controls and may require FDA clearance of a premarket notification (510(k)) or approval of a premarket approval application, or PMA.

Most Class I devices are exempt from FDA premarket review or approval. Class II devices, with some exceptions, must be “cleared” by the FDA through the 510(k) process, which requires a company to show that the device is “substantially equivalent” to certain devices already on the market. Class III devices, again with some exceptions, must be approved through a PMA. A PMA generally requires data from clinical trials that establish the safety and effectiveness of the device. A 510(k) application also sometimes requires clinical data. The Cures Act requires the FDA to establish a program that would expedite access to devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, for which no approved or cleared treatment exists or which offer significant advantages over existing approved or cleared alternatives; in 2017, the FDA published draft guidance on this “breakthrough” devices pathway.

Clinical trials for medical devices are subject to similar requirements as those conducting clinical trials with pharmaceutical products. Clinical trials involving significant risk devices (e.g., devices that present a potential for serious risk to the health, safety, or welfare of human subjects) are required to obtain both FDA approval of an investigational device exemption, or IDE, application and IRB approval before study initiation; clinical trials involving non-significant risk devices are not required to submit an IDE for FDA approval but must obtain IRB approval before study initiation.

The FDA has broad regulatory and enforcement powers with respect to medical devices, similar to those for pharmaceutical products. The FDA requires medical device manufacturers to comply with detailed requirements regarding the design and manufacturing practices, labeling and promotion, record keeping, and adverse event reporting. As with pharmaceutical products, states also impose regulatory requirements on medical device manufacturers and distributors. Failure to comply with the applicable federal or state requirements could result in, among other things: (1) fines, injunctions, and civil penalties; (2) recall or seizure of products; (3) operating restrictions, partial suspension or total shutdown of manufacturing; (4) refusing requests for approval of new products; (5) withdrawing approvals already granted; and (6) criminal prosecution.

The FDA also administers certain controls over the import and export of medical devices to and from the United States. Additionally, each foreign country subjects medical devices to its own regulatory requirements. In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

Other Health Care Laws and Compliance Requirements

In addition to FDA requirements, several other types of state and federal laws apply and will apply to our operations. These laws include, among others, health care information and data privacy protection laws, transparency laws, and fraud and abuse laws, such as anti-kickback and false claims laws.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item, good, facility or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal false claims laws and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Pharmaceutical and other health care companies have been prosecuted under these laws for, among other things, allegedly promoting their products for uses for which they were not approved and causing the submission of claims for payment for such use under federal health care programs.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

The ACA also includes federal transparency requirements that apply to certain manufacturers of drug products, medical devices, biologics and medical supplies and require them to annually report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests.  Compliance with such reporting requirements may be costly for us once we have a drug product in commercial distribution and it is reimbursed by Medicaid.

The majority of states also have statutes or regulations similar to the aforementioned federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to health care providers and entities.

Because we intend to commercialize products that could be reimbursed under federal and other governmental health care programs, we expect to develop a compliance program that establishes internal controls to facilitate adherence to the rules and health care program requirements.  Although compliance programs and adherence thereto may mitigate the risk of violation of and subsequent investigation and prosecution for violations of the laws described above, the risks cannot be eliminated entirely.  In addition, due to the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, disgorgement, exclusion of products from reimbursement under U.S. federal or state health care programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and/or the curtailment or restructuring of our operations.

Government Regulation Outside the U.S.

In addition to regulations in the U.S., we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing and sale of the product in those countries. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above. Some foreign jurisdictions have a drug product approval process similar to that in the U.S., which requires the submission of a clinical trial application much like the IND prior to the commencement of clinical studies. In Europe, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

To obtain regulatory approval of a product candidate under European Union regulatory systems, we would be required to submit a Marketing Authorisation Application, which is similar to the NDA, except that, among other things, there are country-specific document requirements. For countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or any future partner of ours. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2017, we employed five full-time employees, two in research and development and three in general and administrative. Given the differing characteristics of our product candidates, our approach is to engage consultants with experience in varying specialties to help us develop such candidates.  We engage numerous consultants that serve as an extension to our full-time employee base. We believe this philosophy enables us to access the expertise as needed without the need to expand the number of full-time employees and their associated costs.

Company Information

Until July 2017, our corporate name was Cerulean Pharma Inc., or Cerulean. Cerulean was incorporated in Delaware in December 2005. On July 19, 2017, Cerulean and Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, completed a transaction in which the holders of capital stock and securities convertible into capital stock of Private Daré, which holders are collectively referred to as the Private Daré Stockholders, sold their shares of capital stock of Private Daré to Cerulean in exchange for newly issued shares of Cerulean common stock. As a result of that transaction, Private Daré became a wholly owned subsidiary of Cerulean. As of immediately following the closing of that transaction: (i) the Private Daré Stockholders owned approximately 51% of the outstanding common stock of Cerulean, and (ii) the equity holders of Cerulean immediately prior to the closing, collectively, owned approximately 49% of the outstanding common stock of Cerulean. In connection with the transaction, Cerulean changed its name from “Cerulean Pharma Inc.” to “Daré Bioscience, Inc.”

We and our wholly owned subsidiaries, Private Daré and Daré Bioscience Australia Pty LTD, operate in one business segment.

On July 20, 2017, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts of common stock, options and warrants in this report, including those amounts included in the accompanying consolidated financial statements, have been restated for all periods to give retroactive effect to the reverse stock split.

Available Information

Our website is located at http://www.darebioscience.com. Information found on our website is not incorporated by reference into this report. We make our filings with the U.S. Securities and Exchange Commission, or SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, available free of charge on or through our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of our SEC filings are located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk and uncertainty. Our business, operating results, growth prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report and our other public filings, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to continue to incur losses in the foreseeable future. We must raise additional funds to finance our operations and remain a going concern.

Since inception, we have incurred significant operating losses. We incurred losses of $11,521,197 for the year ended December 31, 2017. At December 31, 2017, our accumulated deficit was $12,230,952. Negative cash flows from our operations are expected to continue for the foreseeable future. Based on our current operating plan, our current cash reserves are sufficient to fund operations for at least 12 months.

Our utilization of cash has been and will continue to be highly dependent on the product development programs we choose to pursue, particularly our programs for Ovaprene and Topical Sildenafil (also known as SST-6007), the progress of these programs, the results of our preclinical studies and clinical trials, the cost, timing and outcomes of regulatory decisions regarding a potential approval for our current product candidates or any future product candidates we may choose to develop, the terms and conditions of our contracts with service providers and license partners, and the rate of recruitment of patients in our clinical trials. In addition, the continuation of our clinical trials, and quite possibly our entire business, will depend on results of upcoming analyses and our financial resources at the time. Should our product development efforts be successful, we will need to develop a commercialization plan for each product developed, which would also require significant resources.

We will need to raise additional capital through public or private equity financings, debt financings, strategic partnerships or other types of arrangements in order to successfully execute our current operating plan and to continue the development of our current product candidates. See also “—We expect to be heavily reliant on our ability to raise capital through capital market transactions. Due to our small public float, low market capitalization, limited operating history and lack of revenue, it may be difficult and expensive for us to raise additional funds.” If we raise capital through strategic partnerships or other types of arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. There can be no assurance that we will be able to raise additional capital when needed. If we are unable to raise additional capital when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates, and we may be unable to pursue and complete the clinical trials that we would like to pursue and complete.

We have limited resources, including financial and technical resources, which may impact the development efforts of our existing product candidates and any future candidates we may choose to develop. Due to our limited resources, we may be required to curtail clinical development programs and activities that might otherwise have led to more rapid progress of our product candidate, or product candidates that we may in the future choose to develop, through the regulatory and development processes. We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. The decisions to allocate our research, management and financial resources toward particular indications may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also cause us to miss valuable opportunities.

We expect to be heavily reliant on our ability to raise capital through capital market transactions. Due to our small public float, low market capitalization, limited operating history and lack of revenue, it may be difficult and expensive for us to raise additional capital.

We expect to be heavily reliant on our ability to raise additional capital through the issuance of shares of our common stock or securities linked to our common stock. Our ability to raise capital will depend on a number of factors, many of which may not be favorable for raising capital, including the low trading volume and volatile trading price of our common stock, unfavorable market conditions or other market factors outside of our control, and the risk factors described elsewhere in this report, including those related to warrants we issued in February 2018. Even if we are able to raise additional capital, the cost of capital may be substantial due to our low market capitalization and our small public float, and the costs associated with raising capital and the effective cost of such capital for public companies like ours with a small public float may be more expensive when compared to the cost of capital for larger public companies. The terms of any funding we are able to obtain may not be favorable to us and may be highly dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants. There can be no assurance that we will be able to raise additional capital when needed. The failure to obtain additional capital when needed would have a material adverse effect on our business.

We are actively seeking additional product candidates that we believe may add to our portfolio of innovative products for women’s reproductive health, but we are not currently adequately capitalized to advance additional product candidates through development.

Our business strategy is to license or otherwise acquire the rights to differentiated reproductive health product candidates primarily in the areas of contraception, vaginal health, sexual health, and fertility, and to take those candidates through advanced stages of clinical development. Taking product candidates through advanced stages of clinical development requires substantial capital and does not generate any income. Executing our business strategy requires us to obtain additional capital to license or otherwise acquire rights to additional product candidates to grow and advance our portfolio and to take our product candidates through clinical development and eventually to commercialization or strategic partnership. Such capital may not be available to us, or even it is, the cost of such capital may be high. See “—We have incurred significant losses since our inception and expect to continue to incur losses in the foreseeable future. We must raise additional funds to finance our operations and remain a going concern,” above. Based on our current operating plan, our current cash reserves are sufficient to fund operations for at least 12 months. Should we add additional product candidates to our portfolio or should our existing product candidates require testing or other capital intensive procedures that we did not anticipate, our cash resources will be strained. We may be forced to obtain additional capital before reaching clinical milestones, when our stock price or trading volume or both are low, or when the general market for biopharmaceutical, medical device, or other life sciences companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders. If we are unable to raise additional capital when required and on acceptable terms, we will not be able to add additional product candidates to our portfolio or we will be required to delay, scale back or eliminate some or all our development programs or cease operations.

The health care product candidates we are developing or may develop in the future are likely to face significant competition. In the event we receive regulatory approval for any of our product candidates, their ability to compete will be impacted by the efficacy and safety outcomes of our clinical trials.

Today, there are a variety of hormonal and non-hormonal contraceptive options available to women and men, including oral contraceptive pills and intrauterine devices, newer hormonal contraceptive products including implants, injectables, vaginal rings, patches, and hormonal intrauterine systems, and non-hormonal methods such as female condoms, novel diaphragms, and new methods of female sterilization. In surveys, women have said that the features they consider most important when selecting a contraceptive method are efficacy, ease-of-use and side effects. In order to have significant revenue potential as a new contraceptive product option, we believe Ovaprene must generate typical use efficacy outcomes (which are the expected rates of pregnancy protection once the product is used widely under every day circumstances) consistent with the most commonly used short-acting non-hormonal method, the condom, which is 82% effective and approaching that of a diaphragm which is approximately 88% effective. Clinical testing will also need to demonstrate that the device can be safely worn for multiple weeks. Should Ovaprene fail to generate the safety and efficacy data expected, our business prospects would be materially damaged.

Today’s available options for treating FSAD consist primarily of over-the-counter products for vaginal lubrication. Although no products have been approved by the FDA for FSAD, we believe it is likely that new product candidates will be developed by others over time. Sexual arousal can be influenced by many different emotional and physiological factors and hence, our clinical trials must anticipate such factors in order to produce efficacious outcomes. SST-6007, our Topical Sildenafil product candidate, is designed to increase local blood flow to the genital tissue. Even if we are successful in increasing blood flow, the product may not lead to an increase in arousal or an improvement in the overall sexual experience in some women. If we fail to generate compelling clinical results from our trials, many women suffering from sexual arousal disorder may opt not to try SST-6007. If we fail to produce strong clinical outcomes, our ability to build a commercial market for SST-6007 will be materially impacted. See also “The patents and the patent applications covering SST-6007 are limited to specific topical formulations, processes and uses of sildenafil, and our market opportunity may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors,” below.

We only have a limited number of employees to manage and operate our business.

As of March 13, 2018, we had a total of six employees, all of whom were full-time. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner, relying on external consultants for needed clinical development expertise and to limit full-time personnel resources. No assurance can be given that we will be able to run our operations or accomplish all of the objectives that we otherwise would seek to accomplish with the limited personal resources we currently have.

If we fail to attract and retain management and other key personnel, we may be unable to successfully commercialize our product candidates, develop any product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceutical and medical device industries depends upon our ability to attract and retain highly qualified managerial and key personnel. We are highly dependent on our senior management. The loss of the service of senior management individuals could impede, delay or prevent the development and commercialization of our product candidates, hurt our ability to raise additional funds and negatively impact our ability to implement our business plan. If we lose the services of either of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be materially harmed. We do not maintain “key man” insurance policies on the lives of either of these individuals.

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

Our business development strategy has included, and will likely continue to include, the acquisition of products, product licenses or other businesses. We may not be able to successfully manage such activities.

We may engage in strategic transactions that could cause us to incur additional liabilities, commitments or significant expense. Strategic transactions, including the SST license agreement we entered into in February 2018, could subject us to a number of risks, including, but not limited to:

•	our inability to appropriately evaluate the potential risks and uncertainties associated with a given transaction;
•	our inability to effectively integrate a new technology, product and/or business, personnel, intellectual property or business relationships; and
•	our inability to generate milestones or revenues from a strategic transaction sufficient to meet our objectives in undertaking the transaction.

We may underestimate development costs, timelines, regulatory approval and commercial market opportunity for a strategic transaction that would cause us to fail to realize the anticipated value of the transaction. Any strategic transaction we may pursue may not produce the outcomes and benefits we originally anticipated, may result in costs that end up outweighing the benefits, and may adversely impact our financial condition and be detrimental to our company in general.

Our current or future employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards.

We may become exposed to the risk of employees, independent contractors, principal investigators, consultants, suppliers, commercial partners or vendors engaging in fraud or other misconduct. Misconduct by employees, independent contractors, principal investigators, consultants, suppliers, commercial partners and vendors could include intentional failures such as failures: (i) to comply with FDA or other regulators’ requirements, (ii) to provide accurate information to such regulators or (iii) to comply with manufacturing standards established by us and/or required by law, (iv) to comply with SEC rules and regulations. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws, regulations and industry guidance intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by current or future employees, independent contractors, principal investigators, consultants, suppliers, commercial partners and vendors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory or civil sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees, independent contractors, principal investigators, consultants, suppliers, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant adverse impact on our business, including the imposition of significant fines or other sanctions, and our reputation.

We expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we will be incurring and expect to continue to incur additional significant legal, accounting and other expenses in relation to our status as a public reporting company. We expect that these expenses will further increase after we are no longer an “emerging growth company.” We expect that we will need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel, which are currently only a total of six employees, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal controls over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue implementing steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failure. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our product development programs. For example, the loss of clinical study data from future clinical studies could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, our product development programs and competitive position may be adversely affected, and the further development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

Risks Related to Clinical Development, Manufacturing and Commercialization

Our success will depend heavily on our ability to develop Ovaprene and SST-6007. Failure to develop these product candidates would likely adversely affect our business.

We currently have only two product candidates and our business depends on the successful clinical development and regulatory approval of each, which may never occur. Ovaprene will require substantial clinical testing in order to demonstrate that it is a safe and effective contraceptive option. Likewise, SST-6007 will need to demonstrate that it is a safe and effective option for women seeking treatment of FSAD. We have never received a regulatory approval for any product. Even if we are able to conduct clinical trials for these product candidates, we may be unable to obtain regulatory approval for either of them, which would have a material adverse effect on our business and operations. We may seek to license the product and technology rights to additional product candidates in women’s reproductive health, but there can be no assurance we will be able to do so, or do so on favorable terms. There are risks, uncertainties and costs associated with identifying, licensing and advancing product candidates through successful clinical development. Even if we were able to obtain the rights to additional product candidates, there can be no assurance that these candidates will ever be advanced successfully through clinical development.

We are highly dependent on our license agreements with ADVA-Tec, Inc. and Strategic Science & Technologies, LLC and the loss or impairment of either license would have a materially adverse impact on our business prospects, operations and viability.

Our current portfolio includes two product candidates, both of which we license and both of which are critical to our business. In July 2017, we entered into a license agreement with ADVA-Tec for the exclusive worldwide rights to develop and commercialize Ovaprene. In addition to standard termination rights, ADVA-Tec may terminate the license agreement if we (i) fail to make significant scheduled investments in product development activities over the course of the agreement, (ii) fail to commercialize Ovaprene within six (6) months of obtaining a PMA from the FDA, (iii) with respect to the license in any particular country, fail to commercialize Ovaprene in that particular country within three (3) years of the first commercial sale, (iv) develop or commercialize a non-hormonal ring-based vaginal contraceptive device other than Ovaprene or (v) fail to conduct certain clinical trials. See “ITEM 1. BUSINESS—Overview—License and Royalty Agreements—Ovaprene,” above.

In February 2018, we entered into a world-wide license and collaboration agreement with Strategic Science for the exclusive worldwide rights to develop and commercialize SST-6007 for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of the female sexual arousal disorder FSAD. The SST license agreement provides that each party will have customary rights to terminate the agreement in the event of material uncured breach by the other party and under certain other circumstances. The SST license agreement provides Strategic Science with the right to terminate it with respect to the applicable Strategic Science licensed products in specified countries upon 30 days’ notice if we fail to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan contained in the SST license agreement and do not cure such failure within 60 days of receipt of Strategic Science’s notice thereof. See “ITEM 1. BUSINESS—Overview—License and Royalty Agreements—SST-6007,” above.

If our license agreement with ADVA-Tec or Strategic Science or both is terminated, impaired, or limited, we could lose the ability to develop and commercialize Ovaprene or SST-6007, as applicable, either of which would have a materially adverse impact on our business prospects and operations.

Delays in the commencement or completion of clinical testing of our current and any other future product candidates we may seek to develop could result in increased costs and longer timelines and could impact our ability to ever become profitable. Clinical testing is time consuming and expensive and its outcome is uncertain.

We expect to commence a PCT clinical trial during the first half of 2018 in order to assess the safety and preliminary efficacy of Ovaprene. In addition, pending authorization to do so from the FDA, we anticipate commencing a Phase 2b clinical trial for SST-6007 in the second half of 2018. The initiation and completion of these and other clinical trials may vary dramatically due to factors within and outside of our control, and the results from early clinical trials may not necessarily be predictive of results obtained in later clinical trials; even if results from early clinical trials are positive, we may not be able to confirm those results in future clinical trials. Further, clinical trials may not ever demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates. Any change in, or termination of, clinical trials could materially harm our business, financial condition, and results of operations.

The tests and clinical trials of our current and any future product candidates we may seek to develop may not commence, progress or be completed as expected, and delays would significantly impact our product development costs and timelines. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining required funding;
•	expected rates of recruitment and enrollment;
•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	obtaining sufficient quantities of clinical trial materials for product candidates;
•	obtaining IRB approval to conduct a clinical trial at a prospective site; and
•	recruiting participants in a timely manner.

In addition, once a clinical trial has begun, it may experience unanticipated delays or be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, all of which could impact our ability to complete our trials in a timely and cost-efficient manner, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements;
•	higher than anticipated participant drop-out rates;
•	failure of clinical trial participants to use the product as directed or to report data as per trial protocols;
•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	failure to achieve certain efficacy and/or safety standards;
•	participants experiencing severe side effects or other adverse events related to the investigational treatment; or
•	lack of adequate funding to continue the clinical trial.

Ovaprene is a drug/device combination and the process for obtaining regulatory approval for Ovaprene in the United States will require compliance with more complex requirements of the FDA applicable to combination products. A change in the FDA’s primary oversight responsibility would adversely impact our development timeline and significantly raise our costs.

Ovaprene is composed of both device and drug components and is considered a combination product by the FDA. It has a contraceptive intravaginal ring design that includes a permeable mesh in the center of the ring that creates a partial barrier to sperm, and a release through the ring of locally acting spermiostatic agents. The barrier seeks to block the progression of sperm into the cervical mucus while the agents seek to create an environment that is inhospitable to sperm. Ovaprene previously underwent a request for designation, or RFD, process with the FDA that determined that the product had a device-primary mode of action and CDRH would lead the review of a PMA for the product. If the designation were to be changed to CDER, or if either division were to institute additional requirements for the approval of Ovaprene, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would require us to raise additional funds and would cause us to miss anticipated timelines. Because Ovaprene is one of our only two product candidates currently in development, the impact of either a change in lead FDA review Center or the imposition of additional requirements for approval would be significant to us and would have a material adverse effect on the prospects for the development of Ovaprene, our business and our financial condition.

The factors contributing to Female Sexual Dysfunction and specifically, Female Sexual and Genital Arousal Disorders are complex in nature making the design and implementation of a successful clinical trial challenging.

Female Sexual Dysfunction disorders in women vary in nature and may be the result of a variety of physiological and psychological factors.  Given the variability of factors contributing to the underlying condition, clinical studies to evaluate effectiveness in any subset of the condition under the umbrella of Sexual Dysfunction, such as arousal disorder, are complex. SST-6007 works primarily by increasing blood flow to the genital tissue. Therefore, it will be critical for us to identify patients for whom inadequate blood flow to the genital tissue is the primary contributor to their arousal disorder.  If we fail to screen properly, and instead enroll patients with different contributing factors, the results of our clinical trials will not demonstrate effectiveness. Even if we are able to identify women for whom inadequate blood flow is the primary contributing factor to their sexual arousal difficulties, there is no guaranty that the use of SST-6007 will improve their general feelings of arousal or that we can utilize a patient reported outcome measure that adequately captures their genital arousal response. Given the factors contributing to arousal disorders, we may be forced to run clinical trials in large patient populations, extending the timelines and increasing the cost of product development.

Today there are no FDA approved treatments for arousal disorders in women, and we lack a precedent program to assist in the design of our clinical trials. These factors increase our development risk and the chance of failure. Our failure to design and implement a successful clinical trial for SST-2006 would have material adverse impact on our business and our financial condition.

Our business is dependent on obtaining FDA approval for our product candidates in a timely manner, and the requirements for obtaining approval may change over time, requiring more financial resources and development time than we currently anticipate.

Our future success depends on our ability to obtain FDA regulatory approvals for our product candidates in a timely and cost-efficient manner. We may experience delays in our efforts to obtain such approvals for any of our product candidates, and there can be no assurance that such approvals will not be delayed, or that the FDA will ultimately approve these product candidates. The development path of our product candidates will reflect current FDA requirements, additional future FDA requirements, and may be influenced by the outcomes of other similar product candidates under development. In addition, the announcement of new requirements by the FDA, the failure of a competitive product to receive regulatory approval, or the receipt of a CRL from the FDA by another company pursuing a 505(b)(2) pathway that may have implications for our proposed pathway could impact how investors and potential strategic parties view the development risks associated with our product candidates. Changing clinical requirements for us or for others deemed to be comparable to us may impact our financial resources, our development timelines and may harm the perception held by others of our business.

Successful challenges to the FDA’s interpretation of Section 505(b)(2) could impact the clinical development of SST-6007 and materially harm our business.

We intend to develop SST-6007 pursuant to the FDA’s Section 505(b)(2) regulatory pathway. If the FDA determines that we may not use the 505(b)(2) pathway for the development of SST-6007, then we would be required to seek approval of SST-6007 via a “full” or “stand-alone” NDA under Section 505(b)(1). This would require us to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for SST-6007, and the complications and risks associated with this product candidate, would likely substantially increase and would have a material adverse effect on our business and financial condition.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. As described above, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for SST-6007.

Although the FDA’s longstanding position has been that it may rely upon prior findings of safety or effectiveness to support approval of a 505(b)(2) application, this policy has been controversial and subject to challenge in the past. In addition, notwithstanding the approval of an increasing number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.

Moreover, any delay resulting from our inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

Obtaining regulatory approval is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. The requirements for approval may change over time and our clinical development programs may not accurately anticipate all of our regulatory requirements.

Even if we receive regulatory approvals for our product candidates, they may not gain acceptance among physicians, consumers or the medical community, thereby limiting our potential to generate revenue, which will undermine our future growth prospects.

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any new product by physicians, consumers, health care professionals and third-party payors will depend on a number of factors, including:

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

If our products fail to provide a benefit over then currently available options, we are unlikely to generate sufficient revenues to achieve profitability.

The commercial success of Ovaprene, SST-6007 or any future product candidate we may seek to develop, will depend on the availability of alternative products and women’s preferences, in addition to the market’s acceptance of our product(s).

If we receive regulatory approval to market Ovaprene, its commercial success, or the success of any other future contraceptive product candidate we may seek to develop, will depend upon the contraceptive market as well as market acceptance of an alternative method. Risks related to market acceptance include, among other things:

•	minimum acceptable contraceptive efficacy rates;
•	perceived safety differences of hormonal and/or non-hormonal contraceptive options;
•	changes in health care laws and regulations, including the ACA, and its effect on pharmaceutical coverage, reimbursement and pricing, and the birth control mandate;
•	competition from new lower dose hormonal contraceptives with more favorable side effect profiles; and
•	new generic contraceptive options including a generic version of the hormone-containing intravaginal product NuvaRing®.

If one or more of these risks occur it could reduce the market potential for Ovaprene, or any future contraceptive product we may seek to develop, and place pressure on our business, financial condition, results of operation and prospects.

Today, there are no FDA-approved products to treat FSAD. While our goal is for SST-6007 to be the first product to receive such approval, other competitive products may obtain an approval before us.  Even if we achieve that goal, the costs associated with introducing a new product into the women’s reproductive health market would likely be significant, and regardless of the amount spent, there is no guarantee that our new product will be broadly adopted. Our commercial success with SST-6007 will depend, in large part, on our ability to educate doctors and women about the need to diagnose and treat FSAD and to demonstrate the merits of SST-6007. Women may be hesitant to use SST-6007 for a variety of reasons, including the lack of experience with any product designed to treat FSAD, the lack or perceived lack of clinical evidence supporting its benefits, and the out-of-pocket cost of SST-6007 particularly if it is not covered by insurance.

If we suffer negative publicity concerning the safety or efficacy of our products in development, our reputation could be harmed and we may be forced to cease development of such products.

If concerns should arise about the actual or anticipated clinical outcomes regarding the safety of any of our product candidates, such concerns could adversely affect the market’s perception of these candidates, which could lead to a decline in investors’ expectations and a decline in the price of our common stock.

Our clinical product candidates have only been tested in a small number of women over short periods of use and no data exist regarding a potential increase in fetal abnormalities in pregnant women.

If either of our two clinical candidates, Ovaprene and SST-6007, are successful in their clinical development, we expect that women of child-bearing age will use them, and potentially for many months or years. To date, human clinical studies of our product candidates have been for relatively short periods of time and our product candidates lack safety data over longer periods of use.  For example, while we believe the risk of adverse fetal development from using either Ovaprene or SST-6007 is low, the impact of Ovaprene on fetal development has not been studied and there are no adequate or well-controlled studies of SST-6007 (or of sildenafil, the active ingredient in SST-6007) in pregnant women. Thus, the risk of adverse fetal development from either or both of Ovaprene or SST-6007 may be greater than expected. Should either of our product candidates be shown to increase the risk of adverse fetal development, our ability to develop those or other product candidates would be substantially impaired, our business prospects and operations would be materially harmed, and we could also be subject to potential claims and lawsuits.

Our Topical Sildenafil product candidate may pose a greater risk to older or elderly women.

FSAD is a condition that impacts women of many ages, including older and elderly populations. Sildenafil, the active ingredient in SST-6607, has not been tested over long periods of time in older or elderly women. Older or elderly women may react differently and adversely to Topical Sildenafil and we have not yet thoroughly studied the topical or clinical pharmacology of this drug candidate in different patient populations. Should Topical Sildenafil show increased risk of adverse reactions, or signs thereof, in older or elderly women, our business prospects could be harmed.

We face intense competition from other medical device, biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The medical device, biotechnology and pharmaceutical industries are intensely competitive. Significant competition among various contraceptive products already exists. Existing products have name recognition, are marketed by companies with established commercial infrastructures and with greater financial, technical and personnel resources than us. In order to compete and gain market share, any new product will need to demonstrate advantages in efficacy, convenience, tolerability or safety. In addition, new products developed by others could emerge as competitors to our product candidates and offer advantages and benefits over our product candidates. If we are not able to compete effectively against our competitors, our business will not grow and our financial condition and operations will suffer.

Our potential competitors include large, well-established pharmaceutical companies and specialty pharmaceutical companies, many of which have strong franchises in women’s health. These companies include Merck & Co., Inc., Agile Therapeutics, Inc., Allergan, Inc., Bayer AG, Johnson & Johnson, Pfizer Inc. and Mylan Inc. Additionally, several generic manufacturers currently market and continue to introduce new generic contraceptives, including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc. and Amneal. Pharmaceuticals LLC. Other product candidates in development, if approved, could potentially compete with our products.

Ovaprene, SST-6007 and any future product candidates we may seek to develop, may cause serious adverse events or undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require it to be taken off the market, require it to include safety warnings or otherwise limit our sales.

Serious adverse events or undesirable side effects from our current product candidates and any future product candidates we may seek to develop, could arise either during clinical development or, if approved, after approval and commercialization. The results of future clinical trials may show that a product candidate causes serious adverse events or undesirable side effects, which could interrupt, delay, or cause the termination of clinical trials, resulting in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities.

If such serious adverse events or undesirable side effects occur:

•

during the clinical development phase, regulatory authorities may impose a clinical hold which could result in substantial delays and adversely impact our ability to continue development of the product;

•

during the commercial or post-marketing phase regulatory authorities may require the addition of specific warnings or contraindications to product labeling or field alerts to physicians and pharmacies;

•	we may be required to change the way the product is administered or the labeling of the product;
•	we may be required to conduct additional clinical trials with more patients or over longer periods of time than anticipated;

•	we may be required to implement a risk minimization action plan, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
•	we may be required to limit the patients who can receive the product;
•	we may be subject to promotional and marketing limitations on the product;
•	sales of the product may decrease significantly;
•	regulatory authorities may require us to take an approved product off the market;
•	we may be subject to litigation or product liability claims; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of current or future product candidates, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from product sales.

If we fail to enter into strategic relationships or collaborations to supplement our internal efforts, our business, financial condition, commercialization prospects and results of operation may be materially adversely affected.

Our expected strategy with respect to the development and potential commercialization of current and any future product candidates is to supplement our internal efforts with third-party collaborations. We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming arrangements to negotiate and document.

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

The contraceptive market includes many generic products and the trend is expected to continue, making introduction of a branded contraceptive difficult and expensive.

The proportion of the U.S. market that is made up of generic products has been increasing over time. In 2016, approximately 83% of the prescription volume and approximately 43% of sales of combined hormonal contraceptives in the United States were generated by generic products. If this trend continues, it may be more difficult to introduce Ovaprene, if approved, or any future approved contraceptive product candidate we may develop, as a branded contraceptive, at a price that will maximize our revenue and profits. Also, there may be additional marketing costs to introduce Ovaprene in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we are unable to introduce Ovaprene or any future approved contraceptive product candidate at a price that is commensurate with that of current branded contraceptive products, or we are unable to gain reimbursement from payors for Ovaprene, or if patients are unwilling to pay any price differential between Ovaprene and a generic contraceptive, our revenues will be limited.

Changes in health care laws and regulations may eliminate current requirements that health insurance plans cover and reimburse FDA-cleared or approved contraceptive products without cost sharing, which could reduce demand for branded products such as Ovaprene and lead to a preference for generic options. If the out-of-pocket costs for Ovaprene are deemed by women to be high, a commercial market may never develop.

We cannot be certain that third party reimbursement will be available for Ovaprene, after it achieves regulatory approval, and if reimbursement is available, the amount of any such reimbursement. The ACA and subsequent regulations enacted by the Department of Health and Human Services, or DHHS, require health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products. These regulations may be modified, repealed, or otherwise invalidated, in whole or in part. For example, certain members of the U.S. Federal Government have attempted and are continuing to attempt to repeal the ACA and corresponding regulations, which would likely eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified under the Trump Administration, which in 2017 altered the mandate to allow certain employers and insurers to opt out of birth control coverage for religious or moral reasons. We cannot predict the timing or impact of any future rulemaking or changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Ovaprene, at all. As a result, we expect that our success will be dependent on the willingness of patients to pay out-of-pocket for Ovaprene in the event that either they do not have insurance or their insurance requires payment of a portion of Ovaprene by the patient, thus increasing the patient’s overall cost to use Ovaprene. This could reduce market demand for Ovaprene or any other contraceptive candidates we may seek to develop, if and when they receive FDA approval, which would have a material adverse effect on our business, financial condition, and prospects.

As no FDA-approved treatments for FSAD currently exist, there is no precedent to help assess whether health insurance plans will cover SST-6007.

We cannot be certain that third party reimbursement will be available for SST-6007. Even if reimbursement becomes available, the amount of such reimbursement may not serve to make our product affordable to women and profitable to us. Insurers may deem SST-6007 to be a life-style drug and decide not to provide reimbursement. Today, many health insurance plans provide reimbursement for male sexual arousal medications. However, we cannot predict whether they will continue to do so or whether they will do so for female sexual arousal treatments as well. In addition, the safety and efficacy data from our clinical trials may impact whether SST-6007 will become eligible for insurance coverage, and if it does, the level of such reimbursement. In an environment of rapidly rising health care costs, insurers have been looking for ways to reduce costs, which could make it difficult for new therapies to gain coverage if they are not deemed critical or essential to gain coverage. If SST-6007 fails to obtain insurance coverage, or if the patient’s share of the cost is deemed to be expensive, a market may never develop for SST-6007, which would have a material adverse effect on our financial condition and prospects.

Even if we obtain regulatory approval in the United States or elsewhere to market any of our products, the reimbursement environment at the time of approval may hurt our financial prospects.

Third-party payers and administrators, including state Medicaid programs, Medicare, and the Veterans Health Administration, have recently been challenging the prices charged for pharmaceutical and medical device products. The United States government and other third-party payers are increasingly limiting both coverage and the level of reimbursement for new drugs and medical devices. Third-party insurance coverage may not be available to patients for the products we seek to commercialize. If such government and other third-party payers do not provide adequate coverage and reimbursement, health care providers may not prescribe our products or patients may ask their health care providers to prescribe competing products with more favorable reimbursement.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Private third-party payers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for the products we seek to commercialize or obtaining such pricing or placement at unfavorable pricing levels, could materially adversely affect our business, financial conditions, results of operation and prospects.

The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse laws, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act and the U.S. Foreign Corrupt Practices Act.

Health care fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include, among other things:

•

the federal health care programs’ anti-kickback law (and comparable state laws), which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare, Medicaid and Veterans Health programs;

•

federal and state false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, Veterans Affairs, or other third-party payers that are false or fraudulent;

•

HIPAA (and similar state laws), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the health care system, as well as to protect the confidentiality of protected health information and electronic protected health information;

•

The ACA’s reporting requirements for pharmaceutical, biologic and device manufacturers regarding payments or other transfers of value made to physicians and teaching hospitals, including investment interests in such manufacturers held by physicians and their immediate family members during the preceding calendar year; and

•	the U.S. Foreign Corrupt Practices Act, which prohibits corrupt payments, gifts or transfers of value to non-U.S. officials.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of health care reform, especially in light of the lack of applicable precedent and regulations. Regulatory authorities might challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, regardless of the outcome, would be costly and time consuming.

Our success relies on third party suppliers, manufacturers and distributors, including multiple single source suppliers and manufacturers. We have no internal sales, marketing or distribution capabilities. Any failure by such third parties could negatively impact our business and our ability to develop and market any approved products.

We have a very small number of employees and no personnel dedicated to marketing, manufacturing or sales and distribution. If we receive the requisite regulatory approvals for one or more products, we expect to rely on third parties to manufacture such products, and as such we will be subject to inherent uncertainties related to product safety, availability and security. For example, our agreement with ADVA-Tec limits our ability to engage a manufacturing source for Ovaprene other than ADVA-Tec following regulatory approval. If ADVA-Tec fails to produce sufficient ring quantities to meet commercial demand, our ability to become profitable could be adversely impacted. To date, ADVA-Tec has only produced a small number of rings for clinical testing. Furthermore, for some of the key raw materials and components of Ovaprene, we have only a single source of supply, and alternate sources of supply may not be readily available.

Under the terms of the SST license agreement, Strategic Science will be responsible for obtaining supplies of SST-6007 for the Phase 2 clinical trials expected to be conducted in the United States. Thereafter, we will be responsible for obtaining pre-clinical, clinical and commercial supplies of SST-6007. Both companies will need to rely on third party suppliers to provide the quantities required.

Moreover, we do not expect to control the manufacturing processes for the production of any current or future products or product candidates, all of which must be made in accordance with relevant regulations, and includes, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, all of which would result in suspension or prevention of commercialization and/or manufacturing of our products or product candidates, including Ovaprene and SST-6007, suspension of ongoing research, disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all.

If we were to outsource product distribution for any current or future product candidates, this outsourcing would also be subject to uncertainties related to these services including the quality of such services. For example, distributors may not have the capacity to supply sufficient product if demand increases rapidly or which may be subject to issues of force majeure. Further, we would be dependent on the distributors to ensure that the distribution process accords with relevant regulations, which includes, among other things, compliance with current good documentation practices and the maintenance of records and documentation. Failure to comply with these requirements could result in significant remedial action, including improvement of facilities, suspension of distribution or recall of product. Furthermore, we may be unable to replace any such distributor with an alternate distributor on a commercially reasonable or timely basis, or at all.

If we were to experience an unexpected loss of supply of, or if we fail to maintain relationships with our current suppliers, manufacturers, distributors or regulatory service providers, we may not be able to complete development of Ovaprene, SST-6007 or any other future product candidates, or to commercialize or market any products following approval, which would have a material and adverse effect on our business, financial condition, results from operation and prospects. Third-party suppliers, manufacturers, distributors or regulatory service providers may not perform as agreed or may terminate their agreements with us. Any significant problem that our suppliers, manufacturers, distributors or regulatory service providers experience could delay or interrupt our supply of materials or product candidates until the supplier, manufacturer, distributor or regulatory service provider cures the problem or until we locate, negotiate for, validate and receive FDA approval for an alternative provider, if one is available.

Additionally, any failure by us to forecast demand for finished product, including Ovaprene and SST-6007, and failure by us to ensure our distributors have appropriate capacity to distribute such quantities of finished product, could result in an interruption in the supply of certain products and a decline in sales of that product.

If we were to experience an unexpected loss of supply of, or if any supplier or manufacturer were unable to meet its demand for our product candidates, we could experience delays in research, planned clinical trials or commercialization. We might be unable to find alternative suppliers or manufacturers with FDA approval, of acceptable quality, in the appropriate volumes and at an acceptable cost. The long transition periods necessary to switch manufacturers and suppliers would significantly delay our timelines, which would materially adversely affect our business, financial conditions, results of operation and prospects.

We intend to rely on third-parties for the execution of certain development programs for our current and any future product candidates. Failure of these third parties to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We intend to employ a business model that relies on the outsourcing of certain functions, tests and services to CROs, medical institutions and other specialist providers. We will rely on these third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. In terms of Ovaprene, we have identified a CRO to run all aspects of the PCT clinical trial, and we also intend to engage a CRO for all future clinical trial requirements needed to file for regulatory approvals. We expect to rely on third parties and CROs to perform similar functions for SST-6007 and any future candidates. There is no assurance that such organizations or individuals will be able to provide the functions, tests or services as agreed upon, or to the requisite quality. We will rely on the efforts of these organizations and individuals and could suffer significant delays in the development of its product or processes should they fail to perform as expected.

There is also no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. Any failures by such third parties could lead to a loss of data, which in turn could lead to delays in clinical development and obtaining regulatory approval. Third parties may not pass FDA or other regulatory audits, which could delay or prohibit regulatory approval. In addition, the cost of such services could significantly increase over time. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, regulatory approval of current and future product candidates, may be delayed, prevented or cost significantly more than expected, all of which would have a material adverse effect on our business, financial conditions, results of operation and prospects.

The commercial success of Ovaprene, SST-6007 and any future product candidates will significantly depend on the label claims that the FDA or other regulatory authorities approve for the product.

The commercial success of any of our product candidates will significantly depend upon our ability to obtain approval from the FDA or other regulatory authorities of product labeling containing adequate information regarding a product candidate’s expected features or benefits. Failure to achieve such approval will prevent or substantially limit our ability to advertise and promote such features and benefits in order to differentiate Ovaprene, SST-6007 or any future product candidate from competing products. This failure would have a material adverse impact on our business, financial condition, results of operation and prospects.

Even if we receive approval from the FDA in the United States to market our current or any future product candidates we may seek to develop, we may fail to receive similar approval outside the United States.

In order to market a new product outside the United States, we must obtain separate marketing approvals in each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing manufacture distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the United States, as well as other risks. Further, we may be unable to obtain rights to the necessary clinical data in other countries and may be required to develop our own. In addition, in many countries outside the United States, a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the United States may be different and inconsistent with the United States labeling requirements, negatively affecting our ability to market our products in countries outside the United States.

In addition, we may be subject to fines, suspension or withdrawal of marketing approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we fail to comply with applicable foreign regulatory requirements. In such an event, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, which could have a materially adverse effect on our business, financial condition, results of operation and prospects.

Our business may be adversely affected by unfavorable macroeconomic conditions.

Various macroeconomic factors could adversely affect our business, our results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty) and the current and future conditions in the global financial markets.

Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute our product if and when approved. Similarly, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our product candidate. Failure by any of them to remain in business could affect our ability to manufacture Ovaprene or any of our future product candidates.

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

Our patent strategy for the protection of Ovaprene includes in-licensing a patent family from ADVA-Tec, whose last claim expires in August 2028, but which could potentially be extended to August 2033 in the United States and Europe. Further, patent prosecution for the intellectual property incorporated into Ovaprene is entirely controlled by ADVA-Tec and we have little, if any, influence or control over such patent prosecution.

Our patent strategy for the protection of SST-6007 includes in-licensing a patent family from Strategic Science, whose last claim expires in December 2031, but which could potentially be extended under the Hatch-Waxman Act in the United States.

With respect to patents related to SST-6007, Strategic Science will have the sole right, but not the obligation, to prepare, file, prosecute and maintain such patents. We will be responsible for the costs incurred to maintain and prosecute all such patents and we will be kept informed of all strategies. However, we will have little if any, influence or control over the implementation of the patent strategy.

There is a substantial backlog of patent applications at the United States Patent and Trademark Office (“USPTO”). There can be no assurance that any patent applications relating to our products or methods will be issued as patents or, if issued, that the patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide a competitive advantage. We may not be able to obtain patent rights on products, treatment methods or manufacturing processes that we may develop or to which we may obtain license or other rights. Even if we do obtain patents, rights under any issued patents may not provide us with sufficient protection for our product candidates or provide sufficient protection to afford us a commercial advantage against our competitors or their competitive products or processes. It is possible that no patents will be issued from any pending or future patent applications owned by us or licensed to us. Others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, including the patents we have licensed from ADVA-Tec and Strategic Science and any other patents we may license in the future. Conversely, in the future we may be required to initiate litigation against third parties to enforce our intellectual property rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could subject us to significant liabilities, require us to license disputed rights from others or require us to cease selling our future products.

In addition, many other organizations are engaged in research and product development efforts that may overlap with our products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods we are developing or considering for development. These rights may prevent us from commercializing technology, or they may require us to obtain a license from the organizations to use the technology. We may not be able to obtain any such licenses that may be required on reasonable financial terms, if at all, and we cannot be sure that the patents underlying any such licenses will be valid or enforceable. As with other companies in the pharmaceutical industry, we are subject to the risk that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our intellectual property rights if such activities were conducted in the United States.

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

The patents and the patent applications covering SST-6007 are limited to specific topical formulations, processes and uses of sildenafil, and our market opportunity may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors.

The active ingredient in our product candidate for FSAD, SST-6007, is sildenafil. Patent protection for this molecule has expired and generic products are available for male erectile dysfunction. As a result, a competitor that obtains the requisite regulatory approvals could offer products with the same active ingredient in a different formulation so long as the competitor does not infringe any process, use or formulation patents that we have developed.

Competitors may seek to develop and market competing formulations that may not be covered by our patents and patent applications. The commercial opportunity for SST-6007 could be significantly harmed if competitors are able to develop and commercialize alternative formulations of sildenafil.

We may become involved in patent litigation or other intellectual property proceedings relating to our future product approvals, which could result in liability for damages or delay or stop our development and commercialization efforts.

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

With respect to Ovaprene, ADVA-Tec has the right, in certain instances, to control the defense against any infringement litigation arising from the manufacture or development (but not the sale) of Ovaprene. While our license agreement with ADVA-Tec requires ADVA-Tec to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop Ovaprene.

With respect to SST-6007, we have the initial right to enforce the applicable licensed patents against infringers in the field of use where a third party is exploiting a topically applied pharmaceutical product that contains at least one of the same active pharmaceutical ingredients as a licensed product, and Strategic Science will provide us with reasonable assistance (excluding financial assistance), at our expense. We also have the initial right to defend any claim initiated by any third party alleging that a licensed product developed or commercialized under the SST license agreement has infringed any third party intellectual property rights. While the SST license agreement requires Strategic Science to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop SST-6007.

Our exclusive, in-license agreements covering the critical patents and related intellectual property related to Ovaprene and SST-6007 impose significant monetary obligations and other requirements that may adversely affect our ability to execute our business plan. The termination of either of these in-license agreements could prevent us from developing and commercializing our drug candidates and may harm our business.

Our license agreements with ADVA-Tec and Strategic Science include intellectual property rights to Ovaprene and SST-6007, respectively. These agreements require us, as a condition to the maintenance of our license and other rights, to make milestone and royalty payments and satisfy certain performance obligations. Our obligations under these in-license agreements impose significant financial and logistical burdens upon our ability to carry out our business plan. Furthermore, if we do not meet such obligations in a timely manner, and, in the case of milestone payment requirements, if we were unable to obtain an extension of the deadlines for meeting such payment requirements, we could lose the rights to these proprietary technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Further, there is no assurance that the existing ADVA-Tec and Strategic Science license agreements covering the rights related to Ovaprene and SST-6007, respectively, will not be terminated due to a material breach of the underlying agreements. With regards to Ovaprene, this would include a failure on our part to make milestone and royalty payments, our failure to obtain applicable approvals from governmental authorities, or the loss of rights to the underlying intellectual property by any such licensors. With regards to SST-6007, this would include a failure to assume responsibility for suspended development activities within the requisite period, our failure to use commercially reasonable efforts in performing development activities, or the failure on our part to make milestone and royalty payments. Moreover, because some of our rights to Ovaprene and SST-6007 are sublicensed pursuant to underlying agreements, there is no assurance that the existing license agreements covering the rights related to Ovaprene and SST-6007 will not be terminated due to termination of the underlying agreements, or due to the loss of rights to the underlying intellectual property by ADVA-Tec’s or Strategic Science’s licensors. There is no assurance that we will be able to renew or renegotiate license agreements on acceptable terms if our license agreements with ADVA-Tec or Strategic Science or the underlying agreements are terminated. We cannot guarantee that any license agreement will be enforceable. The termination these license agreements or our inability to enforce our rights under these license agreements would materially and adversely affect our ability to develop and commercialize Ovaprene and SST-6007.

Risks Related to Our Securities

The price of our common stock may be volatile and could subject us to securities litigation, including class-action.

The stock market in general, and the market for biopharmaceutical companies in particular, have experienced volatility that has often been unrelated to the operating performance of particular companies. The stocks of small cap companies in the biotechnology sector like ours tend to be highly volatile. We expect that the price of our common stock will be highly volatile for the next several years as we undertake studies and trials to obtain regulatory approval for our product candidates. The market price for our common stock may be influenced by many factors, including:

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

•	regulatory or legal developments in the United States and other countries;
•	changes in the structure of health care payment systems;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in companies’ stock prices, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our executive officers and directors and their affiliates own a significant percentage of our issued and outstanding common stock and are able to exercise significant influence over matters submitted to stockholders for approval.

As of March 13, 2018, our executive officers and directors and their affiliates beneficially owned approximately 28% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they could exert a significant degree of influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets, including a transaction on terms that other stockholders may desire.

A significant portion of our total outstanding shares of common stock may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, either by us or our stockholders. For example, we sold an aggregate of 375,000 shares of our common stock in at-the-market offerings that closed in January and February 2018, and we sold 5.0 million shares of our common stock and warrants to purchase up to 3.5 million shares of our common stock in an underwritten public offering that closed in February 2018. Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock and warrants to purchase up to 525,000 shares of common stock directly from us at a price of $2.05 per common share and accompanying warrant. Should the underwriter elect to cover overallotments through open market purchases, then we would be required to issue additional warrants to the underwriter at a purchase price of $0.001 per warrant share. The overallotment option was exercised by Roth on February 15, 2018 to purchase 220,500 Warrant Shares at a purchase price of $0.001 per Warrant Share. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.

As of December 31, 2017, there were 539,896 shares of our common stock subject to outstanding options, 529,747 of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2017, there were 30,502 shares of our common stock subject to outstanding warrants to purchase common stock. To the extent these warrants are exercised, the shares underlying these warrants may be sold in the public market in accordance with Rule 144 under the Securities Act.  As mentioned above, in February 2018, we sold warrants to purchase up to 3.7 million shares of our common stock in an underwritten public offering. To the extent these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. Moreover, holders of approximately 6.3 million shares of our common stock have registration rights that, if exercised, would require us to register the resale of their shares under the Securities Act.

The sale of our common stock through Wainwright may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.

In January 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC, or Wainwright, in connection with an “at the market” offering, or the Wainwright Offering, under which, from time to time, we may offer and sell up to an aggregate of $10.0 million of shares of our common stock. As of March 13, 2018, up to $8.9 million remained available for us to sell pursuant to the terms and conditions of the Wainwright Offering. Although we have the right to control whether we sell any shares, if at all, under the Wainwright Offering, and the timing and amount of sales of our shares in the Wainwright Offering, we are subject to certain restrictions, including, without limitation, (i) our inability to sell, during any 12-month period, securities having an aggregate market value of not more than one-third of our public float, pursuant to General Instruction I.B.6 to SEC Form S-3, and (ii) our inability to sell any of our securities until May 15, 2018, without prior written consent from Roth Capital Partners, LLC, pursuant to the terms of the underwritten offering we closed in February 2018. Accordingly, we may not be able to sell shares of our common stock through the Wainwright Offering when we desire. There can be no assurance that we will choose to sell additional stock under the Wainwright Offering, or if we choose to sell stock that we will be able to sell the remaining $8.9 million of common stock contemplated under the Wainwright Offering. Additionally, our sales of shares through the Wainwright Offering may result in substantial dilution to the interests of other holders of our common stock, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.

The exercise of our outstanding options and warrants may result in significant dilution to our stockholders.

As of December 31, 2017, we had issued and outstanding options exercisable into 539,896 shares of our common stock and warrants to purchase up to 30,502 shares of our common stock. We subsequently sold warrants to purchase up to 3.5 million shares of our common stock in an underwritten public offering that closed in February 2018, and the underwriter shortly thereafter exercised its overallotment option to purchase additional warrants to purchase 525,000 shares of our common stock, referred to collectively as the February Warrants. Exercise of our outstanding options and/or warrants may result in significant dilution to our then-existing stockholders.

The warrants we issued in February 2018 contain anti-dilution provisions that could prevent us from obtaining additional financing.

The February Warrants include price-based anti-dilution provisions. The exercise price of the February Warrants will be adjusted downward if we issue or sell (or are deemed to issue or sell) securities at a price that is less than the exercise price in effect immediately prior to such issuance or sale (or deemed issuance or sale), before the expiration of the term of the February Warrants. In that case, the new exercise price of the February Warrants would equal the price at which the new securities are issued or sold (or are deemed to have been issued or sold). In addition, if we issue, sell or enter into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of our common stock, the holders of the February Warrants shall have the right to substitute such variable price for the exercise price of the February Warrants then in effect. We expect that over time we will need to obtain additional funding to successfully execute our current operating plan and to continue the development of our current product candidates. The above anti-dilution provisions may make it more difficult for us to obtain such additional financing because the holders of the February Warrants may elect to exercise the February Warrants if and when we issue securities at a price less than the exercise price of the February Warrants then in effect, which would result in substantial dilution to any new purchaser of our securities and likely decrease the value of our common stock. Unless we obtain additional financing that values our securities at a price equal to or greater than the exercise price of the February Warrants then in effect, any potential new purchaser of our securities may value our common stock in such a manner that takes into account the number of shares of our common stock issued and outstanding immediately following the exercise of all the February Warrants.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

Our certificate of incorporation authorizes us to issue, without stockholder approval, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our Board of Directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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

We may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

We have never declared or paid cash dividends on shares of our capital stock. We currently plan to retain all of our future earnings, if any, and all cash received from the proceeds of the offerings we closed in January and February 2018 and from the sale of our Dynamic Tumor Targeting™ Platform in July 2017 to finance the growth and development of our business. Accordingly, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders for the foreseeable future.

There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market.

Even though our common stock is listed on the Nasdaq Capital Market, we cannot assure you that we will be able to satisfy the ongoing listing requirements of the Nasdaq Capital Market. For example, there is no assurance that our common stock will continue to have a bid price of at least $1.00 per share, which is the minimum bid price under such continued listing requirements, or that we will be able to satisfy other quantitative continued listing requirements. If our common stock is de-listed from the Nasdaq Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

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

In addition, we are governed by Section 203 of the Delaware General Corporate Law, which prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of its voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We sublease office space for our headquarters in La Jolla, California. We believe that our office space, which is in good operating condition, is suitable to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversions of management resources and other factors. As of the date of filing this report, there is no material pending legal proceeding to which we are a party or to which any of our property is subject, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 20, 2017, our common stock has traded on the Nasdaq Capital Market under the symbol “DARE.” Prior to July 20, 2017, our common stock was traded on the Nasdaq Capital Market under the symbol “CERU.” The following table sets forth the high and low sale prices for our common stock in each full quarterly period within the two most recent fiscal years. The per share prices have been adjusted to reflect the 1-for-10 reverse stock split effected on July 19, 2017.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2017
First Quarter	$35.80	$6.60
Second Quarter	$8.10	$3.23
Third Quarter	$12.40	$2.63
Fourth Quarter	$3.43	$2.11
Fiscal year ended December 31, 2016
First Quarter	$36.20	$18.20
Second Quarter	$43.30	$19.40
Third Quarter	$33.70	$9.20
Fourth Quarter	$12.00	$6.30

Holders of Common Stock

As of March 13, 2018, we had approximately 47 stockholders of record.

Dividend Policy

We have never declared or paid any dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We expect to retain all available funds and any future earnings to support operations and fund the development and growth of our business. Our board of directors will determine whether or not we pay and the amount of future dividends (including cash dividends), if any.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this report. This following discussion includes forward-looking statements.  See “PART 1—CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.

Overview

We are a clinical-stage biopharmaceutical company committed to the advancement of innovative products for women’s reproductive health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, vaginal health, sexual health and fertility. Our business strategy is to license or otherwise acquire the rights to differentiated product candidates in such areas, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development.

We have two product candidates in clinical development: Ovaprene, a monthly non-hormonal contraceptive, and SST-6007, a 5% Topical Sildenafil Citrate Cream for Female Sexual Arousal Disorder.

Since 2015, we have devoted significant resources to license and prepare for the development of Ovaprene, a non-hormonal contraceptive intravaginal ring intended to provide protection over multiple weeks of use, requiring no intervention at the time of intercourse. We acquired the worldwide rights to SST-6007, a potential treatment for FSAD, in February 2018. These two product candidates and any additional future candidates will require us to spend significant cash resources to fund planned clinical development activities. We incurred losses of $11,521,197 for the year ended December 31, 2017. At December 31, 2017, our accumulated deficit was $12,230,952. As of December 31, 2017, we had cash of approximately $7.6 million. As further discussed below, in at-the-market offerings and in an underwritten public offering that we closed in early 2018, we received net proceeds of approximately $10.44 million in the aggregate. We will need to raise substantial additional capital to continue to fund our operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.

Recent Events

Capital Raising

On January 4, 2018, we entered into an at-the-market sales agreement with Wainwright pursuant to which we may sell up to an aggregate of $10 million worth of shares of our common stock from time to time in “at-the-market” offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended), including in sales made directly on Nasdaq, to or through a market maker or, subject to our prior approval, in negotiated transactions. We will pay an aggregate commission rate of up to 3% of the gross proceeds of any common stock sold under this agreement. In January and February 2018, we generated net proceeds of an aggregate of $1.04 million on sales of an aggregate of 375,000 shares of our common stock under this agreement.

On February 15, 2018, we closed an underwritten public offering of 5.0 million shares of our common stock and warrants to purchase up to 3.5 million shares of common stock. Each share of common stock was sold together with a warrant to purchase up to 0.70 of a share of common stock, at an exercise price of $3.00 per share. We received net proceeds of approximately $9.4 million. The warrants are exercisable immediately and for a period of five years from the date of issuance. The warrants include a price-based anti-dilution provision, which provides that the exercise price of the warrants will be adjusted downward if we issue or sell (or are deemed to issue or sell) securities at a price that is less than the exercise price in effect immediately prior to such issuance or sale (or deemed issuance or sale), before the expiration of the warrant term. In that case, the new exercise price of the warrants would equal the price at which the new securities are issued or sold (or are deemed to have been issued or sold). In addition, if we issue, sell or enter into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of our common stock, the holders of the warrants shall have the right to substitute such variable price for the exercise price of the warrant then in effect. The warrants are exercisable only for cash, unless the registration statement of which the prospectus registering the offering was part is not effective for the issuance of the shares underlying the warrants, in which case the warrants may be exercised on a cashless basis. We granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of our common stock and warrants to purchase up to 525,000 shares of our common stock directly from us at a price of $2.05 per common share and accompanying warrant. Should the underwriter elect to cover overallotments through open market purchases, then we would be required to issue additional warrants to the underwriter at a purchase price of $0.001 per Warrant Share. A portion of the overallotment option was exercised by Roth on February 15, 2018 to purchase 220,500 Warrant Shares.

SST-6007 License and Collaboration Agreement

On February 11, 2018, we entered into the SST license agreement with Strategic Science. Under the SST license agreement, subject to our securing an investment of at least $10,000,000 by March 31, 2018, which we secured as a result of the underwritten public offering that closed on February 15, 2018 discussed above, we obtained a worldwide exclusive, royalty-bearing, sublicensable license to develop and commercialize in the SST field of use, the SST licensed products.

We agreed to use commercially reasonable efforts to develop the SST licensed products in the SST field of use in accordance with a development plan contained in the SST license agreement, and to commercialize the SST licensed products in the SST field of use.

Strategic Science will be eligible to receive tiered royalties based on percentages of annual net sales of the SST licensed products in the single digits to the mid-double digits, including customary provisions permitting royalty reductions and offset, and a percentage of sublicense revenue. We are responsible for all reasonable internal and external costs and expenses incurred by Strategic Science in its performance of the development activities it is required to perform under the SST license agreement. We are also required to make milestone payments to Strategic Science ranging from $500,000 to $150,000,000 contingent on achieving certain clinical, regulatory and commercial milestones.

See “ITEM 1. BUSINESS—Overview—Recent Events—SST-6007,” above for additional information regarding the SST license agreement.

2017 Business Combination and Related Transactions

Until July 2017, our corporate name was Cerulean Pharma Inc. On July 19, 2017, Cerulean and Private Daré completed a transaction in which the Private Daré Stockholders sold their shares of capital stock of Private Daré to Cerulean in exchange for newly issued shares of Cerulean common stock. As a result of that transaction, Private Daré became a wholly owned subsidiary of Cerulean. As of immediately following the closing of that transaction: (i) the Private Daré Stockholders owned approximately 51% of the outstanding common stock of Cerulean, and (ii) the equity holders of Cerulean immediately prior to the closing, collectively, owned approximately 49% of the outstanding common stock of Cerulean. We refer to the transaction described above as the Cerulean/Private Daré stock purchase transaction.

On July 19, 2017, Cerulean also completed the sale of its proprietary Dynamic Tumor Targeting™ Platform to Novartis Institutes for BioMedical Research, Inc. for $6.0 million.

Following the closing of the Cerulean/Private Daré stock purchase transaction and the sale of the Dynamic Tumor Targeting Platform, Cerulean changed its name to Daré Bioscience, Inc., and we refocused our business in women’s reproductive health.

On July 20, 2017, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts of common stock, options and warrants in this report, including those amounts included in the accompanying consolidated financial statements, have been restated for all periods to give retroactive effect to the reverse stock split.

Financial Operations Overview

The results of our operations discussed in this section and the operations presented in the condensed consolidated financial statements and accompanying notes for the year ended December 31, 2017 represent our operations after giving effect to the Cerulean/Private Daré stock purchase transaction. The condensed consolidated financial statements and accompanying notes for the year ended December 31, 2016 represent the operations of Private Daré, making a comparison between periods difficult.

Revenue

To date we have not generated any revenue and do not expect to generate any revenue for the foreseeable future. In the future, we may generate revenue from a combination of product sales, license fees, milestone and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of intellectual property. Any revenue generated is expected to fluctuate from quarter to quarter as a result of the timing and amounts of any such payments. Our ability to generate product revenue will depend on the successful clinical development of our product candidates, the receipt of regulatory approvals to market such products and the eventual successful commercialization of product candidates. If we fail to complete the development of products candidates in a timely manner or to obtain regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development of our product candidates. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of the following:

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

We expect research and development expenses to increase in the future as Ovaprene, SST-6007 and any other potential product candidates that we may choose to develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs and the payment of success-based milestones. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not obtain regulatory approval for any product candidate on a timely and cost-effective basis or at all. The probability of success of our product candidates may be affected by numerous factors, including clinical results and data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of development projects or when and to what extent we will generate revenue from the commercialization of any of our product candidates.

General and Administrative Expense

General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. We expect to incur additional expenses as a result of additional costs associated with being a public company, including expenses related to compliance with SEC and Nasdaq rules and regulations, additional insurance, investor relations, and other administrative expenses and professional services.

Stock-Based Compensation

The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods. Due to our limited history of stock option exercises we applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life.

Stock options or stock awards issued to non-employees who are not directors are recorded at their estimated fair value at the measurement date and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options or stock awards issued to non-employees who are not directors with performance conditions are measured and recognized when the performance is complete.

Refer to Note 8 to our consolidated financial statements included in this report for more information.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets of the acquired businesses. The allocation of purchase price for acquisitions require extensive use of accounting estimates and judgements to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Additionally, we must determine whether an acquired entity is considered a business or a set of net assets as a portion of the purchase price can only be allocated to goodwill in a business combination. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets that have finite useful lives require the use of estimates and the exercise of judgement. These judgements can significantly affect our net operating results. Goodwill is considered to have an indefinite life and is carried at cost. As of December 31, 2017, we had goodwill of $5.19 million.

At least annually, as of December 31, or more frequently if indicators of impairment exist, we must complete an impairment test for goodwill. The impairment test is performed assuming that we operate in a single operating segment and reporting unit. A goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When impaired, the carrying value of goodwill is written down to fair value.

Based upon our annual impairment test conducted as of December 31, 2017, the book value of our net assets exceeded the fair value of our company, determined based upon our average market capitalization during the month of December 2017 as well as a discounted cash flow method. As a result, we recorded a non-cash impairment charge of $7.49 million in the fourth quarter of 2017, reducing the carrying amount of our goodwill from $12.68 million to $5.19 million on our consolidated balance sheet as of December 31, 2017. See Note 2, “Acquisition.”

We periodically re-evaluate the original assumptions and rationale utilized in the establishment for the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of any intangible assets in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Recently Issued Accounting Standards

See Note 1 to our consolidated financial statements included in this report for a description of significant recent accounting standards. Other accounting standards have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Comparison of the Years ended December 31, 2017 and 2016

The following table summarizes our consolidated results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Change
	2017	2016	Dollar	%
Operating expenses:
General and administrative	2,704,853	157,925	2,546,928	1613%
Research and development	984,749	72,666	912,083	1255%
License expenses	—	400,000	(400,000)	-100%
Impairment of goodwill	7,490,886	—	7,490,886	-100%
Loss from operations	(11,180,488)	(630,591)	(10,549,897)	1673%
Interest income (expense)	(322,629)	(42,096)	(280,533)	666%
Net loss	$(11,503,117)	$(672,687)	$(10,830,430)	1610%

Revenues

We did not recognize any revenue for the years ended December 31, 2017 or 2016.

General and administrative

The increase of $2,546,928 in general and administrative expenses was primarily attributable to $963,380 of legal expense, accounting expense and other expenses incurred in connection with the Cerulean/Private Daré stock purchase transaction, an increase in personnel costs of $584,465 due to salaries expense in the current period, including bonuses, with no comparable expense in the prior year, an increase in legal and professional services of $693,661 related to the costs of being a public company, with no comparable expense in the prior year, and an increase in insurance costs of $187,684 related to directors and officers insurance policies, with no comparable expense in the prior year. Following the Cerulean/Private Daré stock purchase transaction and based upon the recommendation of our compensation consultant and approval of the Compensation Committee of our Board of Directors, we began paying our newly appointed executive officers compensation at a level in line with market rates for executive officers of early stage, pre-commercial biopharmaceutical public companies.

Research and development

The increase of $912,083 in research and development expenses is entirely related to an increase in Ovaprene development costs in the current period.

Goodwill impairment expense

We incurred an impairment loss of $7,490,886 for the year ended December 31, 2017 due to our determination that the carrying amount of our goodwill exceeded its estimated fair value at December 31, 2017. See Note 2, “Acquisition,” of the Notes to Consolidated Financial statements appearing in this report for a discussion of our goodwill analysis.

Interest income (expense)

The increase of $280,533 in interest expense was due to a $316,805 expense associated with the beneficial conversion feature associated with our convertible promissory notes, all of which were exchanged for shares of stock in connection with the Cerulean/Private Daré stock purchase transaction.

Liquidity and Capital Resources

We incurred losses of $11,521,197 and $672,687 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, our accumulated deficit was $12,230,952. At December 31, 2017, we had working capital of $7,382,465 compared to negative working capital of $710,621 at December 31, 2016.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, staff-related expenses, clinical trial costs, contract manufacturing services, third-party clinical research and development services, legal and other regulatory expenses and general overhead costs.

We believe our existing balances of cash, including the $9.4 million of net proceeds we received from the underwritten public offering we completed in February 2018, the $1.04 million of net proceeds we received from the at-the-market offering we completed in February 2018, and the $6.0 million we received from the sale of the Dynamic Tumor Targeting™ Platform to Novartis Institutes for BioMedical Research, Inc. in July 2017, will be sufficient to satisfy our working capital needs and other liquidity requirements associated with our planned operations for at least the next 12 months. Based on our current plans and existing cash balances, we believe that our available funds will be sufficient for us to commence and complete a postcoital clinical trial of Ovaprene during this period and to advance SST-6007 into a Phase 2b clinical trial. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available cash resources sooner than we currently expect. We will need to raise additional capital through public or private equity financings, debt financings, strategic partnerships or other types of arrangements in order to successfully execute our current operating plan and to continue the development of our current product candidates, including a pivotal contraceptive study, and to support new licenses or other rights related to future portfolio candidates. There can be no assurance that we will be able to raise additional capital when needed. If we are unable to raise additional capital when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(2,540,128)	$(372,299)
Net cash provided by investing activities	9,918,440	—
Net cash provided by financing activities	155,000	197,500
Effect of exchange rate changes on cash and cash equivalent	(18,080)	—
Net increase (decrease) in cash	$7,515,232	$(174,799)

Net Cash Used in Operating Activities

Cash used in operating activities during the year ended December 31, 2017 consisted of our net loss of $11,503,117 decreased by non-cash impairment of goodwill of $7,490,886, non-cash stock-based compensation expense of $15,832 and by non-cash interest expense of $316,805. Major components providing operating cash included a decrease of $662,059 in other receivables and an increase of $753,098 in accounts payable. Major components reducing operating cash included an increase of $193,495 in other current assets and an increase of $113,021 in prepaid expenses.

Cash used in operating activities during the year ended December 31, 2016 consisted of our net loss of $672,687 decreased by non-cash stock-based compensation expense of $9,013. Major components providing operating cash included a decrease of $250,000 in prepaid expenses and an increase of $42,098 of interest payable.

Net Cash Provided by Investing Activities

Cash provided by investing activities during the year ended December 31, 2017 consisted of the existing cash balances of Cerulean as of the closing of the Cerulean/Private Daré stock purchase transaction. No cash was provided by investing activities during the year ended December 31, 2016.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the year ended December 31, 2017 consisted of the proceeds from the issuance of convertible promissory notes during 2017. Cash provided by financing activities during the year ended December 31, 2016 consisted of the proceeds from the issuance of convertible promissory notes during 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements required to be included in this Item 8 are set forth in a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS & PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the conclusion of the year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

As an emerging growth company, we are not required to provide, and this report does not include, an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We will hold our 2018 annual meeting of stockholders, or the 2018 Annual Meeting, on July 10, 2018. The exact time and location of the 2018 Annual Meeting will be specified in the Company’s proxy statement for the 2018 Annual Meeting.

Because the Company’s 2018 Annual Meeting has been changed by more than 30 calendar days from the date of the previous year’s meeting, the Company is affirming the deadline for receipt of qualified stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for inclusion in the Company’s proxy materials for the 2018 Annual Meeting.

 The deadline for the receipt of any qualified stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act shall be not later than the close of business on May 30, 2018. Qualified stockholder proposals must be received by the Company at its principal executive offices located at 11119 N. Torrey Pines Rd, Suite 200, La Jolla, California 92037, addressed to the Corporate Secretary of the Company. All proposals must comply with applicable Delaware law, the rules and regulations promulgated by the Securities and Exchange Commission and the procedures set forth in the Company’s Amended and Restated Bylaws.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be contained in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Meetings and Committees of the Board,” and “Executive Officers” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2017 and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the section titled “Executive and Director Compensation” in our Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the sections titled “Certain Relationships and Related Transactions, and Director Independence” and “Corporate Governance” in our Proxy Statement and is incorporated in this report by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements

See “Index to Consolidated Financial Statements” on page F-1.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this report.

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1§	Stock Purchase Agreement dated as of March 19, 2017, entered into by and among Cerulean Pharma Inc., Daré Bioscience, Inc. and equityholders of Daré Bioscience, Inc. named therein.	8-K	001-36395	3/20/2017	2.1
2.2§	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Novartis Institutes for BioMedical Research, Inc.	8-K	001-36395	3/20/2017	2.2
2.3§	Asset Purchase Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and BlueLink Pharmaceuticals, Inc.	8-K	001-36395	3/20/2017	2.3
3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment dated July 19, 2017 to effect the Reverse Stock Split effective July 20, 2017, and by Certificate of Amendment dated July 19, 2017 stating the name change effective July 20, 2017	10-Q	001-36395	08/14/2017	3.1
3.2	Second Amended and Restated By-laws, effective July 20, 2017	8-K	001-36395	07/20/2017	3.3
4.1	Specimen stock certificate evidencing the shares of common stock					X
4.2	Form of Warrant to Purchase Shares of Common Stock	8-K	001-36395	02/13/2018	4.1

10.1Δ	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC					X
10.2Δ	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc.	10-Q	001-36395	11/13/2017	10.1
10.3	Common Stock Sales Agreement, dated January 4, 2018, by and between Daré Bioscience, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-36395	01/04/2018	10.1
10.4	Registration Rights Agreement, dated October 14, 2016, between Cerulean Pharma Inc. and Aspire Capital Fund, LLC	8-K	001-36395	10/18/2016	99.2
10.5	Warrant, dated January 8, 2015, issued to Hercules Technology Growth Capital, Inc.	8-K	001-36395	01/08/2015	4.1
10.6	Second Series D Convertible Preferred Stock Purchase Agreement, dated November 30, 2012, as amended	S-1	333-194442	03/10/2014	10.13
10.7	Preferred Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued by the Registrant to Lighthouse Capital Partners VI, L.P., as amended	S-1	333-194442	03/10/2014	10.20
10.8	Form of Stock Purchase Warrant of the Registrant to purchase shares of Series C Convertible Preferred Stock	S-1	333-194442	03/10/2014	10.19
10.9	Warrant to purchase shares of Series B Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank	S-1	333-194442	03/10/2014	10.18
10.10(a)	Stock Option Agreement and Contingent Consideration Award Agreement, dated March 31, 2013, between Cerulean Pharma Inc. and Alan Crane	S-1	333-194442	03/10/2014	10.24
10.10(b)	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between Cerulean Pharma Inc. and Alan Crane	10-Q	001-36395	11/13/2014	10.4

10.11(a)*	2014 Stock Incentive Plan	S-1/A	333-194442	03/31/2014	10.4
10.11(b)*	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-194442	03/31/2014	10.5
10.11(c)*	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan	S-1/A	333-194442	03/31/2014	10.6
10.12	2014 Employee Stock Purchase Plan	S-1/A	333-194442	03/31/2014	10.26
10.13(a)*	2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.1
10.13(b)*	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.2
10.13(c)*	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.3
10.14(a)*	Amended and Restated 2015 Employee, Director and Consultant Equity Incentive Plan of Daré Bioscience Operations, Inc.					X
10.14(b)*	Form of Stock Option Agreement under the Amended and Restated 2015 Employee, Director and Consultant Equity Incentive Plan of Daré Bioscience Operations, Inc.					X
10.15(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1
10.15(b)*	Employment Offer Letter by and between Daré Bioscience Operations, Inc. and Sabrina Martucci Johnson dated as of May 31, 2017	10-Q	001-36395	11/13/2017	10.2
10.16(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.2
10.16(b)*	Employment Offer Letter by and between Daré Bioscience Operations, Inc. and Lisa Walters-Hoffert dated as of May 31, 2017	10-Q	001-36395	11/13/2017	10.3
10.17(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Mark Walters dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.3

10.17(b)*	Employment Offer Letter by and between Daré Bioscience Operations, Inc. and Mark Walters dated as of May 31, 2017	10-Q	001-36395	11/13/2017	10.4
10.18(a)*	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Christopher D. T. Guiffre	8-K	001-36395	03/20/2017	10.4
10.18(b)*	Amended and Restated Employment Agreement dated March 27, 2015 between Cerulean Pharma, Inc. and Christopher D.T. Guiffre	S-1/A	333-202917	03/30/2015	10.26
10.19(a)*	Retention Agreement dated as of March 19, 2017, entered into by and between Cerulean Pharma Inc. and Adrian Senderowicz	8-K	001-36395	3/20/2017	10.5
10.19(b)*	Employment Agreement, dated September 4, 2015, between Cerulean Pharma, Inc. and Adrian Senderowicz, M.D.	10-Q	001-36395	11/16/2015	10.3
10.20*	Summary of non-employee director compensation policy	10-Q	001-36395	11/03/2016	10.2
10.21	Form of indemnification agreement between the registrant and each of its executive officers and directors	S-1	333-194442	03/10/2014	10.16
21.1	Subsidiaries of the registrant					X
23.1	Consent of Mayer Hoffman McCann P.C.					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1#	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

§

All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.

Δ	Portions of this document are subject to a confidential treatment request submitted to the SEC
*	Management contract or compensatory plan or arrangement
#

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daré Bioscience, Inc.
	By:	/s/ SABRINA MARTUCCI JOHNSON
Date: March 28, 2018		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SABRINA MARTUCCI JOHNSON	President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2018
Sabrina Martucci Johnson

/s/ LISA WALTERS-HOFFERT	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2018
Lisa Walters-Hoffert

/s/ ROGER L. HAWLEY	Chairman of the Board and Director	March 28, 2018
Roger L. Hawley

/s/ SUSAN L. KELLEY	Director	March 28, 2018
Susan L. Kelley, M.D.

/s/ WILLIAM H. RASTETTER	Director	March 28, 2018
William H. Rastetter, Ph.D.

/s/ ROBIN STEELE	Director	March 28, 2018
Robin Steele, J.D., L.L.M.

DARÉ BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Daré Bioscience, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daré Bioscience, Inc. and Subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

March 28, 2018

San Diego, California

We have served as the Company's auditor since 2017.

 Daré Bioscience, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$7,559,846	$44,614
Other receivables	284,206	—
Prepaid expenses	311,571	—
Other current assets	193,495	—
Total current assets	8,349,118	44,614
Goodwill	5,187,519	—
Other non-current assets	723,191	—
Total assets	$14,259,828	$44,614
Liabilities and Stockholders’ equity (deficit)
Current Liabilities
Accounts payable and accrued expenses	$966,653	$12,678
Convertible promissory notes	—	697,500
Interest payable	—	45,057
Total current liabilities	966,653	755,235
Deferred rent	392	—
Total liabilities	967,045	755,235
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock: $0.0001 par value, 120,000,000 shares authorized, 6,047,161 shares issued and outstanding at December 31, 2017 and $0.001 par value, 10,000,000 shares authorized, 910,000 shares issued and outstanding at December 31, 2016	605	91
Accumulated other comprehensive loss	(18,080)	—
Additional paid-in capital	25,541,210	17,123
Accumulated deficit	(12,230,952)	(727,835)
Total stockholders' equity (deficit)	13,292,783	(710,621)
Total liabilities and stockholders' equity (deficit)	$14,259,828	$44,614

See Accompanying Notes to Consolidated Financial Statements.

The operations presented in the Consolidated Financial Statements for the year ended December 31, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Consolidated Financial Statements for the year ended December 31, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2017	2016
Operating expenses:
General and administrative	$2,704,853	$157,925
Research and development expenses	984,749	72,666
License expenses	—	400,000
Impairment of goodwill	7,490,886	—
Total operating expenses	11,180,488	630,591
Loss from operations	(11,180,488)	(630,591)
Interest expense	(322,629)	(42,096)
Net loss	$(11,503,117)	$(672,687)
Foreign currency translation adjustments, net of tax	(18,080)	-
Comprehensive loss	$(11,521,197)	$(672,687)
Loss per common share - basic and diluted	$(3.56)	$(0.81)
Weighted average number of common shares outstanding:
Basic	3,232,278	835,000
Diluted	3,232,278	835,000

See Accompanying Notes to Consolidated Financial Statements.

The operations presented in the Consolidated Financial Statements for the year ended December 31, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Consolidated Financial Statements for the year ended December 31, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2015	820,000	$82	$8,119	$—	$(55,148)	$(46,947)

Restricted stock-based compensation	90,000	9	8,991	—	—	9,000
Stock-based compensation	—	—	13	—	—	13
Net loss	—	—	—	—	(672,687)	(672,687)
Balance at December 31, 2016	910,000	$91	$17,123	$—	$(727,835)	$(710,621)

Conversion of convertible notes into common stock	638,805	64	912,899	—	—	912,963
Beneficial conversion feature	—	—	316,805	—	—	316,805
Business combination upon merger	4,498,356	450	24,278,551	—	—	24,279,001
Stock-based compensation	—	—	15,832	—	—	15,832
Net loss	—	—	—	—	(11,503,117)	(11,503,117)
Foreign currency translation adjustments	—	—	—	(18,080)	—	(18,080)
Balance at December 31, 2017	6,047,161	$605	$25,541,210	$(18,080)	$(12,230,952)	$13,292,783

See Accompanying Notes to Consolidated Financial Statements.

The operations presented in the Consolidated Financial Statements for the year ended December 31, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Consolidated Financial Statements for the year ended December 31, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Operating activities:
Net loss	$(11,503,117)	$(672,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,832	9,013
Non-cash interest	316,805	—
Impairment of goodwill	7,490,886	—
Changes in operating assets and liabilities, net impact of acquisition:
Other receivables	662,059	—
Prepaid expenses	(113,021)	250,000
Other current assets	(193,495)	—
Other non-current assets	(2,800)	—
Accounts payable and accrued expenses	753,098	(723)
Interest payable	33,233	42,098
Deferred rent	392	—
Net cash used in operating activities	(2,540,128)	(372,299)
Investing activities:
Cash acquired through merger	9,918,440	—
Net cash provided by investing activities	9,918,440	—
Financing activities:
Proceeds from issuance of convertible promissory notes	155,000	197,500
Net cash provided by financing activities	155,000	197,500
Effect of exchange rate changes on cash and cash equivalents	(18,080)	—
Net increase (decrease) in cash and cash equivalents	7,515,232	(174,799)
Cash and cash equivalents, beginning of year	44,614	219,413
Cash and cash equivalents, end of year	$7,559,846	$44,614

Non-cash transactions:
Shares issued in connection of business combination and assumed equity awards	$24,279,001	$—
Conversion of convertible notes into common stock	$912,962	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$837	$—

See Accompanying Notes to Consolidated Financial Statements.

The operations presented in the Consolidated Financial Statements for the year ended December 31, 2017 represent the operations of the Company following the Stock Purchase Transaction. The Consolidated Financial Statements for the year ended December 31, 2016 represent the operations of the Company when it was private, making a comparison between periods difficult.

Daré Bioscience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Daré Bioscience, Inc., or Daré or the Company, a Delaware corporation, was formed on November 28, 2005 and was previously known as Cerulean Pharma Inc. (“Cerulean”). The Company and its wholly owned subsidiaries, Daré Bioscience Operations, Inc. and Daré Bioscience Australia Pty LTD, operate in one segment and the Company’s principal office is in La Jolla, California. The Company is a clinical-stage biopharmaceutical company committed to the advancement of innovative products for women’s reproductive health. Daré is driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, vaginal health, sexual health and fertility.

Daré’s business strategy is to license or otherwise acquire the rights to differentiated reproductive health product candidates primarily in the areas of contraception, vaginal health, sexual health and fertility, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development. The Company has two clinical-stage assets in development, the first of which was licensed in July of 2017 and the second of which was brought into the Company’s portfolio subsequent to December 31, 2017 in February of 2018.

On July 19, 2017, the Company completed its business combination with Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, in accordance with the terms of the Stock Purchase Agreement, dated as of March 19, 2017, or the Daré Stock Purchase Agreement, by and among the Company, Private Daré and the holders of capital stock and securities convertible into capital stock of Private Daré named therein, or the Private Daré Stockholders. Pursuant to the Daré Stock Purchase Agreement, each Private Daré Stockholder sold their shares of capital stock of Private Daré to the Company in exchange for newly issued shares of the Company’s common stock and, as a result, Private Daré became a wholly owned subsidiary of the Company and the Private Daré Stockholders became majority shareholders of the Company. In accordance with the terms of the Daré Stock Purchase Agreement, the Company changed its name from “Cerulean Pharma Inc.” to “Daré Bioscience, Inc.”

The operations presented in the accompanying consolidated financial statements and in these notes for the year ended December 31, 2017 represent the operations of the Company after giving effect to the Cerulean/Private Daré stock purchase transaction. The consolidated financial statements and accompanying notes for the year ended December 31, 2016, represent the operations of Private Daré, making a comparison between periods difficult.

The Company’s operations have consisted primarily of raising capital, product research and development, and initial market development.

The Company has not generated any revenue related to its primary business purpose to date and is subject to a number of risks common to other clinical-stage biopharmaceutical companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain adequate additional financing to fund the development of product candidates. The Company is also subject to a number of risks similar to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.

Basis of presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP as defined by the Financial Accounting Standards Board, or FASB.

Liquidity

As of December 31, 2017, the Company had an accumulated deficit of approximately $12.23 million. The Company also had negative cash flow from operations of approximately $2.54 million for the year ended December 31, 2017.

The Company had cash and cash equivalents of $7.56 million as of December 31, 2017. Subsequent to December 31, 2017, on January 4, 2018, the Company entered into an at-the-market issuance common stock sales agreement with H.C. Wainwright & Co., LLC, or the ATM Agreement which enables the Company to sell stock over time if certain conditions are met. The Company generated net proceeds of an aggregate of $1.04 million on sales of an aggregate of

375,000 shares of common stock under the ATM in January and February of 2018. Also, in February 2018, the Company announced the closing of a $10.25 million underwritten offering of common stock and warrants. Net of costs, the proceeds were approximately $9.4 million.

The Company will need additional capital over time to further fund the development of, and seek regulatory approvals for, its current product candidate and any future candidates it may license as well as to commercialize any approved products. If additional funding is not available on a timely basis or at adequate levels, the Company will need to reevaluate its operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company estimates that based on its current business plan, net cash required to fund operating expenses will approximate $11 million for the year 2018.  In addition, one of the Company’s ongoing goals is to continue to identify and in-license new products and product candidates. In the event the Company acquires, licenses or develops any new products or product candidates, the amount required to fund operations for 2018 could increase, possibly materially. The Company expects that its net losses will continue for at least the next several years as it seeks to acquire, license or develop additional products and product candidates. Such losses may fluctuate, the fluctuations may be substantial, and the Company may never become profitable.

As of the date of this report, the Company believes its cash and cash equivalents are sufficient to fund operations for the next twelve months. However, the Company is actively continuing to evaluate various potential strategic transactions, including the potential acquisitions of products, product candidates and companies, and other alternatives. In order to acquire or develop additional products and product candidates, the Company will likely require additional capital over time.

Principles of Consolidation

The consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. GAAP. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Daré Bioscience Operations, Inc., and Daré Bioscience Australia Pty LTD. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Loss. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of stock-based compensation, goodwill impairment and purchase accounting. Actual results could differ from those estimates and could materially affect the reported amounts of assets, liabilities and future operating results.

Risks and Uncertainties

The Company will require approvals from the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies prior to being able to sell any products. There can be no assurance that the Company’s current or future product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and its financial position.

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

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company also maintains money market funds at various financial institutions which are not federally insured although are invested primarily in the U.S. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant risk with respect to such cash and cash equivalents.

Fair Value of Financial Instruments

U.S. generally accepted accounting principles define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value, is defined as follows:

•	Level 1: inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2: inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash and cash equivalents of $7.56 million and $0.04 million measured at fair value as of December 31, 2017 and 2016, respectively, are classified within Level 1. Other receivables are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are recorded at their estimated fair value at the date of acquisition. The excess of the total purchase consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and, in some cases, assumptions with respect to the timing and amount of future revenue and expenses associated with an asset.

Goodwill

The Company records goodwill based on the fair value of the assets acquired. In determining the fair value of the assets acquired, the Company utilizes extensive accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The Company uses the discounted cash flow method to estimate the value of intangible assets acquired.

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

The Company recorded goodwill of $12.68 million related to the Stock Purchase Transaction on July 19, 2017. Based upon the Company’s annual impairment test conducted as of December 31, 2017, the book value of its net assets exceeded the fair value of the Company, determined based upon the Company’s average market capitalization during the month of December 2017 as well as a discounted cash flow method. As a result, the Company recorded a non-cash impairment charge of $7.49 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 and reduced the carrying value of goodwill from $12.68 million to $5.19 million on our consolidated balance sheet as of December 31, 2017. See Note 2, “Acquisition.”

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Its chief operating decision maker is the chief executive officer. The Company has one operating segment, women’s reproductive health.

Research and Development Costs

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, manufacturing process-development and scale-up activities, clinical trial and related clinical trial manufacturing expenses, fees paid to clinical research organizations, or CRO’s, and investigative sites, payments to universities under the Company’s license agreements and other outside expenses. Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods and services used in research and development are recognized as an expense as the related goods are delivered or services are performed.

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

At December 31, 2017, stock options exercisable into 526,338 shares of common stock were outstanding. There were 5,000 stock options outstanding at December 31, 2016. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Accounting Standards Codification, or ASC 740, Income Taxes.  Under this method deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2017, the Company did not record any liabilities for uncertain tax positions.

As the Company has significant operating losses, the Company does not expect to pay any income taxes for 2017 and as such no income tax provision has been made. Management evaluated the Company’s tax positions and as of December 31, 2017 has approximately $846,000 of unrecognized benefits. The tax years 2014 to 2017 remain open to examination by federal and state taxing authorities while the statute for net operating losses generated remain open beginning in the year of utilization.

Indemnifications

As permitted under Delaware law, the Company has entered into indemnification agreements with its officers and directors that provide that the Company will indemnify the directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime. During the year ended December 31, 2017, the Company did not experience any losses related to those indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded the fair value of the obligations is not material. Accordingly, as of December 31, 2017 and 2016, no amounts have been accrued related to such indemnification provisions.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update, or ASU 2014-09, Revenue From Contracts With Customers, which impacts the way in which some entities recognize revenue for certain types of transactions. The new standard will become effective beginning in 2018 for public companies. As the Company does not currently have any contracts with customers, it does not experience any impact from this accounting standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact of this accounting standard and the effect it might have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. The standard is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for Daré for annual periods beginning after December 15, 2017. The Company’s early adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company’s adoption of this standard on September 30, 2017 did not have a material impact on the Company’s consolidated financial statements.

 In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which intended to provide clarity when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for the Company for annual periods beginning on or after December 15, 2017 with early adoption permitted. The Company’s early adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

2.	ACQUISITION

On July 19, 2017, Private Daré completed the Stock Purchase Transaction with Cerulean as discussed in Note 1. For purposes of clarity, prior to the Stock Purchase Transaction, the Company is sometimes referred to as Cerulean. The Stock Purchase Transaction was accounted for as a reverse merger under the acquisition method of accounting whereby Private Daré was considered to have acquired Cerulean for financial reporting purposes because immediately upon completion of the Stock Purchase Transaction, Private Daré stockholders held a majority of the voting interest of the combined company. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the cash and cash equivalents at closing of approximately $9.92 million and the impact of the unamortized fair value of Cerulean stock options of $3.65 million. The unamortized fair value of the Cerulean stock options relates to an option modification approved on March 19, 2017 that provided for an acceleration of vesting upon a change in control event. Such modification became effective upon the completion of the Stock Purchase Transaction. Hence, the unamortized fair value of such options is deemed to be part of total purchase consideration and goodwill. Transaction costs associated with the Stock Purchase Transaction of $0.96 million are included in general and administrative expense. The total purchase price consideration of approximately $24.28 million represents the fair value of the shares of Cerulean stock issued in connection with the Stock Purchase Transaction and the unamortized fair value of Cerulean options assumed on July 19, 2017 which was allocated as follows:

Purchase Consideration	(in thousands)
Fair value of shares issued	$20,625
Unamortized fair value of Cerulean options	3,654
Fair value of total consideration	$24,279
Assets acquired and liabilities assumed
Cash and cash equivalents	$9,918
Prepaid expense and other current assets	1,915
Accounts payable	(233)
Total assets acquired and liabilities assumed	11,600
Goodwill	$12,679

The final allocation of the purchase price is dependent on the finalization of the valuation of the fair value of assets acquired and liabilities assumed and may differ from the amounts included in these consolidated financial statements. The Company expects to complete the final allocation as soon as practical but no later than one year from the acquisition date.

The Company retrospectively recorded purchase price adjustments at the acquisition date to increase current liabilities by $23,609 and increase current assets by $225,778, resulting in a $202,169 reduction to the original goodwill amount of $12.88 million.

The Company tests its goodwill for impairment annually as of December 31 and between annual tests if it becomes aware of an event or change in circumstance that would indicate the carrying value may be impaired. The Company tested goodwill for impairment at the entity level because it operates on the basis of a single reporting unit. A goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When impaired, the carrying value of goodwill is written down to fair value. Any excess of the reporting unit goodwill carrying value over the fair value is recognized as impairment loss.

The Company assessed goodwill at December 31, 2017 and determined there was an impairment and recognized an impairment charge of $7.49 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 and reduced the carrying value of goodwill from $12.68 million to $5.19 million on its consolidated balance sheet as of December 31, 2017.

3.	CONVERTIBLE PROMISSORY NOTES

On December 4, 2015, Private Daré issued convertible promissory notes in the aggregate principal amount of $500,000. The convertible promissory notes accrued interest at a rate of 8% per annum, and were convertible into Private Daré’s next preferred stock financing round and were payable following the delivery of a demand by the holders of a majority in interest of the outstanding principal (including the outstanding principal amount under the convertible promissory notes issued on or after November 18, 2016, as described further below) on or after December 4, 2017. In the event of a preferred stock financing, all outstanding principal and unpaid interest under the convertible promissory notes will convert into the shares of Private Daré’s preferred stock issued in such financing at the price per share paid by the purchasers of such shares and an additional number of shares equal to 15% to 25% of the outstanding principal and unpaid interest based on the amount of time that has passed between the issuance of the convertible promissory notes and the closing of such preferred stock financing.

During the week of November 18, 2016, Private Daré issued additional convertible promissory notes, and amended the terms of certain of the outstanding convertible promissory notes held by persons who purchased additional convertible promissory notes on or after November 18, 2016. These convertible promissory notes (including the convertible promissory notes issued in December 2015 and amended in connection with the sale of additional convertible promissory notes in November 2016) accrued interest at a rate of 8% per annum, were convertible into Private Daré’s next preferred stock financing round and were payable following the delivery of a demand by the holders of a majority in interest of the outstanding principal (including the outstanding principal amount under the convertible promissory notes issued in December 2015) on or after December 4, 2017. In the event of a preferred stock financing, all outstanding principal and unpaid interest under the convertible promissory notes (including the amended convertible promissory notes originally issued in December 2015) will convert into the shares of Private Daré’s preferred stock issued in such financing at the price per share paid by the purchasers of such shares and an additional number of shares equal to 40% of the outstanding principal and unpaid interest. In addition, in the event of a change of control in which the convertible promissory notes (including the amended convertible promissory notes originally issued in December 2015) are repaid, the holders of such notes are entitled to receive 2 to 5 times the amount of the principal based on the proceeds payable to Private Daré or its stockholders in connection with such change of control. During the week of November 18, 2016, Private Daré issued convertible promissory notes in the aggregate principal amount of $197,500 and amended the terms of prior notes in the aggregate principal amount of $275,000 to correspond with the terms of such additional convertible promissory notes. On February 17, 2017, the Company issued an additional convertible promissory note in the principal amount of $100,000.

In connection with the Stock Purchase Transaction, described in further detail below, all outstanding convertible promissory notes issued prior to March 31, 2017 were further amended to provide that such notes will convert into shares of Private Daré common stock at a price per share of $0.18727 (subject to stock splits, combinations and similar events) effective as of immediately prior to the closing of the Stock Purchase Transaction and that the Stock Purchase Transaction would not constitute a change of control, including for purposes of the repayment premium described above. The number of shares of common stock issuable upon conversion of the convertible promissory notes issued prior to March 31, 2017 will be equal to the outstanding principal amount plus accrued interest through March 31, 2017 divided by $0.18727 (subject to stock splits, combinations and similar events) plus, in the case of the convertible promissory notes issued in December 2015, 25% of the principal amount divided by $0.18727 (subject to stock splits, combinations and similar events), and, in the case of the convertible promissory notes issued on or after November 18, 2016 (including certain of the amended convertible promissory notes originally issued in December 2015 the holders of which also participated in the November 2016 note offering) 40% of the principal amount divided by $0.18727 (subject to stock splits, combinations and similar events).

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

Between April 1, 2017 and June 6, 2017, Private Daré issued additional convertible promissory notes in the aggregate principal amount of $55,000 pursuant to a new note purchase agreement. One note in the principal amount of $20,000 was issued on May 31, 2017 and two notes in the aggregate principal amount of $35,000 were issued during the first week of June. The new note purchase agreement provided for one or more additional closings through the earlier to occur of September 28, 2017 and the date on which the Company’s stockholders approve the Stock Purchase Transaction, and limited the aggregate principal amount of the convertible promissory notes issued thereunder to $2.0 million. The convertible promissory notes issued pursuant to the May 31, 2017 note purchase agreement bear an annual interest rate of 8% and automatically converted immediately prior to closing of the transaction into the number of shares of Private Daré common stock equal to 120% of the original principal amount of each such note divided by $0.38. The interest on such notes did not convert into shares of Private Daré’s common stock. In addition, the holders of such notes issued pursuant to the new note purchase agreement were entitled to convert the value of any then outstanding notes plus unpaid and accrued interest plus an additional 20% of the principal amount of their notes into Qualified and Non-Qualified Equity Financings (with such terms having the same meaning as in the December 2015 note purchase agreement) at the price paid by investors in the Qualified and Non-Qualified Equity Financings. Each purchaser of notes pursuant to the new note purchase agreement also executed and delivered a counterpart signature page to the Stock Purchase Agreement.

Immediately prior to the closing of the Stock Purchase Transaction, all of the convertible promissory notes of Private Daré, in aggregate principal of, and accrued interest on, were converted into shares of common stock of Private Daré and all of the outstanding shares of common stock of Private Daré were exchanged for shares of common stock of the Company pursuant to the exchange ratio defined in the Stock Purchase Agreement. As a result of the conversion, the Company recognized an expense of $316,805 relating to the beneficial conversion feature present in each of the note agreements.

4.	OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	As of December 31,
	2017	2016
Prepaid insurance, long-term portion	720,391	—
Deposits	2,800	12,678
Total other non-current assets	$723,191	$12,678

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	As of December 31,
	2017	2016
Accounts payable	$308,219	$—
Accrued compensation and benefits	316,024	—
Accrued legal and professional	259,600	12,678
Other accrued expenses	82,810	—
Total accrued expenses	$966,653	$12,678

6.	INCOME TAXES

The components of loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016
Domestic	$11,503	$673
Foreign	18	-
Loss before taxes	$11,521	$673

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2017 and 2016 are as follows

	Years Ended December 31,
	2017	2016
Federal income tax expense at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	1.3%	5.8%
Permanent differences	(2.8%)	0.0%
Research and development credit	1.9%	0.0%
Stock compensation	(3.4%)	0.0%
Federal rate reduction under tax reform	(204.7%)	0.0%
Goodwill impairment	(22.1%)	0.0%
Other	0.0%	0.0%
Change in valuation allowance	195.8%	(39.8%)
Effective income tax rate	0.0%	0.0%

The major components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are shown below (in thousands).

	2017	2016
Net operating loss carryforwards	$32,412	$290
Research and development credit carryforwards	3,102	—
Capitalized research and development costs	15,176	—
Other amortizable costs	3,377	—
Stock compensation	1,877	—
Total deferred tax assets	55,944	290
Valuation allowance	(55,944)	(290)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets.  Under applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not the Company will not recognize the benefits of federal and state deferred tax assets.  Accordingly, a valuation allowance of $55.9 million and $290,000 was established at December 31, 2017 and 2016 respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated. The increase in valuation allowance to $55.9 million for the year ending December 31, 2017 is primarily related to acquired deferred tax assets in the transaction with Cerulean Pharma Inc, offset by a reduction in deferred tax assets revalued at the reduced federal tax rate under the U.S. Tax Cuts and Jobs Act enacted in December of 2017.  The increase in valuation of approximately $141,000 for the year ending December 31, 2016 is primarily related to an increase in net operating losses generated during the year.

The Company has U.S. federal net operation loss, or NOL, carryforwards available at December 31, 2017 of approximately $122.5 million (2016 – $700,000) that will begin to expire in 2027. The Company has state net operating loss carryforwards of $102.7 million (2016 – $700,000) that will begin to expire in 2030.  The Company has U.S. federal research credit carryforwards available at December 31, 2017 of approximately $2.5 million (2016 – $0) that will begin to expire in 2027. The Company has state research credits of $1.6 million (2016 – $0) that will begin to expire in 2022. The difference between federal and state net operating loss carryforwards is primarily due to previously expired state carryforwards.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future.  These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  The Company has not yet completed an evaluation of ownership changes.  To the extent an ownership change occurs, the net operating loss, credit carryforwards and other deferred tax assets may be subject to limitations.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system.

The TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing on January 1, 2018.  As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment.  This revaluation resulted in a provision of $23.6 million to income tax expense in continuing operations and a corresponding reduction of the Company’s valuation allowance.  As a result of the offsetting valuation allowance, there is no impact to the Company’s income statement for the year ended December 31, 2017 from the reduction in federal income tax rates.  The Company’s preliminary estimate of the TCJA and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of its tax returns.  U.S. Treasury regulations, administrative interpretations or court decisions interpreting TCJA may require further adjustments and changes to the Company’s estimates.  The final determination of TCJA and the remeasurement of the Company’s deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows:

	Years Ended December 31,
	2017	2016
Beginning uncertain tax benefits	$—	$—
Current year - increases	65	—
Current year - purchase accounting increases	781	—
Ending uncertain tax benefits	$846	$—

Included in the balance of uncertain tax benefits at December 31, 2017 are $846,000 of tax benefits that, if recognized, would impact the effective tax rate.  We anticipate that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date.

The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense.  As of December 31, 2017, and 2016, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The tax years 2014 through 2017 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.

No additional provision has been made for U.S. income taxes related to undistributed foreign earnings of the Company’s wholly owned Australian subsidiary or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries.  As such, earnings are expected to be permanently reinvested, the investments are permanent in duration, or the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings.  A liability could arise if amounts are distributed by the subsidiary or if the subsidiary is ultimately disposed.  It is not practical to estimate the additional income taxes, if any, related to permanently reinvested earnings.  There are no unremitted earnings as of December 31, 2017.

7.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On July 20, 2017, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts of common stock, options and warrants in this report, including those amounts included in the accompanying consolidated financial statements, have been restated for all periods to give retroactive effect to the reverse stock split.

The authorized capital of the Company consists of 120,000,000 shares of common stock with a par value of $0.0001 and 5,000,000 shares of preferred stock with a par value of $0.01 per share at December 31, 2017. The issued and outstanding common stock of the Company consisted of 6,047,161 shares with a par value of $0.0001 and 910,000 shares with a par value of $0.001 as of December 31, 2017 and 2016, respectively. There were no shares of preferred stock outstanding as of December 31, 2017 or 2016.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Common stock reserved for issuance upon exercise of warrants outstanding	30,502	30,502
Common stock reserved for issuance upon exercise of options outstanding	539,896	5,000
Common stock reserved for future equity awards (under the 2014 Plan)	46,479	85,309
Total	616,877	120,811

8.	STOCK-BASED COMPENSATION

The 2015 Employee, Director and Consultant Equity Incentive Plan

Prior to the Stock Purchase Transaction, the 2015 Employee, Director and Consultant Equity Incentive Plan of Private Daré, or the 2015 Plan, governed the issuance of incentive stock options, non-qualified stock options, stock grants and other stock-based awards to individuals who were then employees, officers, non-employee directors or consultants of Private Daré. Options granted under the 2015 Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three-year period. Upon closing of the Stock Purchase Transaction, the 2015 Plan was assumed by the Company and each outstanding option to acquire stock of Private Daré that was not exercised prior to the closing of the Stock Purchase Transaction was assumed on the same terms and conditions as were applicable under the 2015 Plan, and became an option to acquire such number of shares of the Company’s common stock as was equal to the number of Private Daré shares subject to such unexercised option multiplied by the exchange ratio defined in the Stock Purchase Agreement, at a correspondingly adjusted exercise price.

There were no options granted under the 2015 Plan during the years ended December 31, 2017 and December 31, 2016, and effective as of July 19, 2017 following closing of the Stock Purchase Transaction, no further options may be granted under the 2015 Plan.

The exercise price of the 5,000 options granted for the year ended December 31, 2015 was equal to the estimated fair value of the common stock of Private Daré on the date of grant. On July 19, 2017, these options were assumed by the Company and were replaced with an option to purchase 10,149 shares of the Company’s common stock (after giving effect to the adjustments for the Stock Purchase Transaction and Reverse Stock Split), all of which were outstanding as of December 31, 2017.

Restricted Stock

Private Daré issued 900,000 and 200,000 shares of fully vested restricted stock to non-employees under the 2015 Plan during the year ended December 31, 2016 and December 31, 2015, respectively. On July 19, 2017, these shares were assumed by the Company and were replaced with 223,295 restricted shares of the Company’s common stock (after giving effect to the adjustments for the Stock Purchase Transaction and Reverse Stock Split), all of which were outstanding as of December 31, 2017.

During the year ended December 31, 2017, the Company did not issue any shares of restricted stock to employees or non-employees under the 2015 Plan.

2014 Employee Stock Purchase Plan

In March 2014, the Company’s board of directors adopted, and its stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective in April 2014. The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year. The board of directors determined not to initiate a new offering period beginning January 1, 2017. The stock-based compensation expense related to the ESPP for the year ended December 31, 2016 was $24,000. There was no stock-based compensation related to the ESPP for the year ended December 31, 2017.

2014 Stock Incentive Plan

Options granted under the Company’s 2014 Stock Incentive Plan, or the 2014 Plan or Current Plan, have terms of no more than ten years from the date of grant unless earlier terminated. A total of 240,000 shares of common stock were initially reserved for issuance under the Current Plan. In addition, “returning shares” that may become available from time to time are added back to the plan. “Returning shares” are shares that are subject to outstanding awards granted under the Current Plan that expire or terminate prior to exercise or settlement, are forfeited because of failure to vest, are repurchased, or are withheld to satisfy tax withholding or purchase price obligations in connection with such awards. At December 31, 2017, 46,479 shares of Common Stock are reserved for future issuance under the 2014 Stock Incentive Plan.

The Company’s board of directors approved two modifications to the stock options issued under the 2014 Plan to participants who were providing services to the Company as of March 19, 2017.  The Company extended the exercise period for such stock options to two years beyond such participant’s termination date, unless the original option terms provided for a longer exercise period and provided for the acceleration of vesting for such stock options upon a change in control event. Modifications to the existing option terms resulted in unamortized fair value expense of approximately $3.7 million and was recorded as part of the total consideration in the Stock Purchase Transaction and discussed in Note 2.

As of December 31, 2017, there were stock options outstanding to purchase up to 519,572 shares of the Company’s common stock that were granted under the 2014 Plan.

Stock Option Activity

Together with the Private Daré options assumed in connection with the Stock Purchase Transaction, the Company had options to purchase 539,896 shares of common stock outstanding as of December 31, 2017.

A summary of stock option activity with regards to the 2015 Plan and the Current Plan, and related information for the year ended December 31, 2017 is set forth in the table below. The exercise price of all options granted during the years ended December 31, 2017 and 2016 was equal to the market value of the Company’s common stock on the date of grant. As of December 31, 2017, $41,325 represents unamortized stock-based compensation expense which will be amortized over the weighted average period of 2.1 years.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,000	$0.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	5,000	$0.01
Granted	565,372	32.90
Exercised	—	—
Forfeited	(30,476)	54.25
Outstanding at December 31, 2017	539,896	$31.40	8.0	$21,861
Options exercisable at December 31, 2017	526,338	$32.10	7.9	$14,574
Options vested and expected to vest at December 31, 2017	539,896	$31.40	8.0	$21,861

Compensation Expense

The Company has recorded stock-based compensation expense of $15,832 and $9,013 related to the issuance of stock option awards to employees for the year ended December 31, 2017 and 2016.

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to non-employee directors in respect of board services during the year ended December 31, 2017 is as follows:

2017
Expected life in years	5.4
Risk-free interest rate	1.85%
Expected volatility	72%
Forfeiture rate	—
Dividend yield	0.0%
Weighted-average fair value of options granted	$4.46

No stock options were granted during the year ended December 31, 2016.

Restricted Stock After the Stock Purchase Transaction

The 3.14 million shares of common stock issued in connection with the Stock Purchase Transaction to the shareholders of Private Daré have not been registered with the SEC and may only be sold if registered under the Securities Act of 1933, as amended, or pursuant to an exemption from the SEC’s registration requirements. These became eligible for sale pursuant to Rule 144 beginning six months after the closing date of the Stock Purchase Transaction.

Common Stock Warrants

No warrants were exercised during the year ended December 31, 2017. The following table summarizes the outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2017:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
169	$17.70	August 8, 2018
2,906	$12.04	December 1, 2021
3,737	$12.04	December 6, 2021
17,190	$6.05	January 8, 2020
6,500	$1.00	April 4, 2026
30,502

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into a lease for office space the term of which commenced on January 1, 2017 that provided for termination by either party upon 30 days’ notice. In July 2017, the Company provided notice of termination of this lease.

The Company entered into a sublease on July 27, 2017, which provides facilities space as well as other administrative services for a monthly fee of $5,651 that increases 3% annually. The term of the sublease commenced on August 1, 2017 and expires on June 30, 2019. The Company may terminate the sublease by providing 30 days’ written notice.

Legal Proceedings

From time to time, the Company may be involved in various claims arising in the normal course of business. Management is not aware of any material claims, disputes or unsettled matters that would have a material adverse effect on the Company’s results of operations, liquidity or financial position that the Company has not adequately provided for in the accompanying consolidated financial statements.

Risk Management

The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure of these risks to an acceptable level.

Employment Agreements

Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control of the Company. Upon termination without cause, and not as a result of death or disability, each officer is entitled to receive a payment of an amount equal to six to twelve months of base salary and to receive continuing health benefits coverage for periods ranging between six to twelve months following the termination of employment or until such officer is covered under a separate plan from another employer. Upon termination other than for cause or for good reason within three months prior to or twelve months following a change in control of the Company, each officer will be entitled to receive a payment of an amount equal to nine to eighteen months of base salary and target bonus and to receive continuing health benefits coverage for periods ranging between nine to eighteen months following the termination of employment. In addition, upon a change in control of the Company, each officer’s outstanding unvested options will fully vest and accelerate subject to the conditions outlined in such officer’s employment agreement.

License and Research Agreements

ADVA-Tec

The Company entered into a license agreement with ADVA-Tec, Inc., or the ADVA-Tec Agreement under which it was granted an exclusive right to develop and commercialize Ovaprene™ for human contraceptive use worldwide. That license agreement became effective once the Company secured the initial funding required in accordance with its terms. ADVA-Tec and its affiliates own issued patents or patent applications covering Ovaprene, and control proprietary trade secrets covering the manufacture of Ovaprene. As of the date of these consolidated financial statements, this patent portfolio includes 12 issued patents worldwide, along with 8 patent applications, all of which in accordance with the terms of the ADVA-Tec Agreement are exclusively licensed to the Company for the human contraceptive use of Ovaprene. The Company also has a right of first refusal to license these patents and patent applications for purposes of additional indications for Ovaprene. Under the ADVA-Tec Agreement, ADVA-Tec will conduct certain research and development work as necessary to allow the Company to seek a Premarket Approval, or PMA from the FDA and will supply the Company with its requirements of Ovaprene for clinical and commercial use on commercially reasonable terms.

Under the ADVA-Tec Agreement, the Company is required to make payments of up to $14.6 million in the aggregate to ADVA-Tec based on the achievement of specified development and regulatory milestones, which include the completion of a successful Postcoital Clinical Trial Study (as defined in the ADVA-Tec Agreement); approval by the FDA to commence the Phase 3 pivotal human clinical trial; successful completion of the Phase 3 pivotal human clinical trial; the FDA’s acceptance of the filing of a PMA for Ovaprene; the FDA’s approval of the PMA for Ovaprene; Conformite Europeenne Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan. In addition, after the commercial launch of Ovaprene, the Company is also required to make royalty payments to ADVA-Tec based on aggregate annual net sales of Ovaprene in specified regions, which percentage royalty rate will vary between 1% and 10% and will increase based on various net sales thresholds.  Finally, the Company is also required to make up to $20 million in the aggregate in commercial milestone payments to ADVA-Tec upon reaching certain worldwide net sales milestones.

The Company is obligated to use commercially reasonable efforts to develop and commercialize Ovaprene, and must meet certain minimum spending amounts per year, such amounts totaling $5 million in the aggregate over the first three years, to cover such activities until a final PMA is filed, or until the first commercial sale of Ovaprene, whichever occurs first.

The license the Company received under the ADVA-Tec agreement continues on a country-by-country basis until the later of the life of the licensed patents or the Company’s last commercial sale of Ovaprene. The ADVA-Tec Agreement includes customary termination rights for both parties and provides the Company the right to terminate with or without cause in whole or on a country-by-country basis upon 60 days prior written notice. In addition, ADVA-Tec may terminate the ADVA-Tec Agreement if the Company fails to do any of the following: (i) satisfy the annual spending obligation described above, (ii) fail to use commercially reasonable efforts to complete all necessary pre-clinical and clinical studies required to support and submit a PMA, (iii) fail to conduct clinical trials as set forth in the development plan that is agreed by Daré and ADVA-Tec, and as may be modified by a joint research committee, where such failure is not caused by events outside of the Company’s reasonable control, or (iv) fail to enroll a patient in the first non-significant risk medical device study or clinical trial as allowed by an institutional review board within six months of the production and release of Ovaprene, where non-enrollment is not caused by events outside of the its reasonable control. In addition, ADVA-Tec may terminate the ADVA-Tec Agreement if the Company develops or commercializes any non-hormonal ring-based vaginal contraceptive device which is deemed competitive to Ovaprene or, in certain limited circumstances, if the Company fails to commercialize Ovaprene in certain designated countries within three years of the first commercial sale of Ovaprene.

For products currently in development, future potential milestone payments based on product development are approximately $14.6 million as of December 31, 2017. Future potential milestone payments related to commercialization totaled $20 million at December 31, 2017. There are 1-10% royalties required under the license agreement. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the progress of the Company’s product development programs.

Employee Benefit – 401(k) Plan

The Company has a 401(k) retirement plan, or the 401(k) Plan, covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. The 401(k) Plan includes a Safe Harbor Plan that provides a Company match up to 4% of salary. During the year ended December 31, 2017 and 2016, the Company made no matching contributions.

10. SUBSEQUENT EVENTS

ATM Financing

On January 4, 2018, the Company entered into the ATM Agreement pursuant to which the Company may sell common stock from time to time up to an aggregate offering price of $10 million. Sales of the Company’s common stock, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including the sales made directly on Nasdaq, on any other existing trading market for the common stock or to or through a market maker. Common stock may also be sold in negotiated transactions, subject to the Company’s prior approval. The Company agreed to pay an aggregate commission rate of up to 3% of the gross proceeds from sales of any common stock sold under this agreement. Proceeds from sales of common stock will depend on the number of shares of common stock sold and the per share purchase price of each transaction. The Company is not obligated to make any sales of common stock under the sales agreement and may terminate the ATM Agreement at any time upon written notice. In January and February 2018, the Company generated net proceeds of an aggregate of $1.04 million on sales of an aggregate of 375,000 shares of its common stock under the ATM.

License and Collaboration Agreement

On February 11, 2018, the Company entered into a license and collaboration agreement, or the License Agreement, with Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC, or referred to collectively as SST, pursuant to which the Company was required to secure an investment of at least $10 million by March 31, 2018. The Company announced that it had met this funding requirement on February 15, 2018. The License Agreement provides the Company with an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST’s topical formulation of sildenafil citrate as it exists as of the effective date of the License Agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.

Under the terms of the License Agreement, the Company retains rights to inventions made by its employees, SST retains rights to inventions made by its employees, and each party shall own a fifty percent (50%) undivided interest in all joint inventions. Each party has agreed to collaborate through a Joint Development Committee, or JDC, which shall be responsible for determining the strategic objectives for, and generally overseeing, the development efforts of both parties under the License Agreement. Further, the Company has agreed to use commercially reasonable efforts to develop the Licensed Products in the Field of Use in accordance with a development plan contained in the License Agreement, and to commercialize the Licensed Products in the Field of Use.

The License Agreement provides that, in consideration of the rights to be granted to the Company, SST will be eligible to receive tiered royalties based on percentages of annual net sales of Licensed Products in the single digits to the mid double digits, including customary provisions permitting royalty reductions and offset, and a percentage of sublicense revenue. The Company is also responsible for all reasonable internal and external costs and expenses incurred by SST in its performance of the development activities it is required to perform under the License Agreement. Further, the License Agreement provides that Daré shall make milestone payments to SST ranging from $500,000 to $150,000,000 contingent on achieving certain clinical, regulatory and commercial milestones.

The license we received under the License Agreement continues on a country-by-country basis until the later of ten years from the date of the first commercial sale of such SST licensed product or the expiration of the last valid claim of patent rights covering the SST licensed product in the SST field of use. The License Agreement provides that each party will have customary rights to terminate the License Agreement in the event of material uncured breach by the other party, and, (i) prior to receipt of approval by a regulatory authority necessary for commercialization of a Licensed Product in the corresponding jurisdiction, including New Drug Application Approval, or NDA Approval, the Company will have the right to terminate the License Agreement without cause upon ninety (90) days prior written notice to SST, and (ii) following receipt of approval by a regulatory authority necessary for commercialization of a Licensed Product in the corresponding jurisdiction, including NDA Approval, the Company will have a right to terminate the License Agreement without cause upon one hundred eighty (180) days prior written notice. In addition, the License Agreement provides SST with the right to terminate the License Agreement with respect to the applicable Licensed Product(s) in the applicable country(ies) upon thirty (30) days’ notice to the Company if the Company fails to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan and does not cure such failure within sixty (60) days of receipt of SST’s notice thereof.

Upon expiration (but not termination) of the License Agreement in a particular country, the Company shall have a fully paid-up license under the licensed intellectual property to develop and commercialize the applicable Licensed Products in the applicable country on a non-exclusive basis.

Public Offering

On February 15, 2018, the Company closed an underwritten public offering of 5.0 million shares of its common stock and warrants to purchase up to 3.5 million shares of common stock. Each share of common stock is being sold together with a warrant to purchase up to 0.70 of a share of common stock, at an exercise price of $3.00 per share. The warrants will be exercisable immediately and for a period of five years from the date of issuance and are subject to future price adjustments in certain instances. The warrants include a price-based anti-dilution provision, which provides that the exercise price of the warrants will be adjusted downward if the Company issues or sells (or is deemed to issue or sell) securities at a price that is less than the exercise price in effect immediately prior to such issuance or sale (or deemed issuance or sale), before the expiration of the warrant term. In that case, the new exercise price of the warrants would equal the price at which the new securities are issued or sold (or are deemed to have been issued or sold). In addition, if the Company issues, sells or enters into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of its common stock, the holders of the warrants shall have the right to substitute such variable price for the exercise price of the warrant then in effect. The warrants are exercisable only for cash, unless the registration statement of which the prospectus registering the offering was part is not effective for the issuance of the shares underlying the warrants, in which case the warrants may be exercised on a cashless basis. Additionally, the Company granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock and warrants to purchase up to 525,000 shares of common stock directly from the Company at a price of $2.05 per common share and accompanying warrant. Should the underwriter elect to cover overallotments through open market purchases, then the Company would be required to issue additional warrants to the underwriter at a purchase price of $0.001 per Warrant Share. The Company received an overallotment notice from the underwriter for 220,500 shares which were issued on February 15, 2018. The Company received net proceeds of approximately $9.4 million, before the overallotment option.