Form 10-K/A
period 2017-12-31
Dare Bioscience, Inc.
filed 2018-04-30
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

DARÉ BIOSCIENCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	Commission File No. 001-36395	20-4139823
(State or other jurisdiction of incorporation)		(IRS Employer Identification No.)

11119 North Torrey Pines Road, Suite 200, La Jolla, CA	Registrant’s telephone number, including area code	92037
(Address of Principal Executive Offices)	(858) 926-7655	(Zip Code)

Securities registered under Section 12(g) of the Act: None

Title of each class:	Name of exchange on which registered:
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $65,524,423 based on the closing price as reported on the Nasdaq Capital Market. Shares of common stock held by each executive officer and director and each affiliated entity has been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

As of April 25, 2018, there were 11,422,161 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Daré Bioscience, Inc. and Subsidiaries

Form 10-K/A – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Daré Bioscience, Inc.® (the “Original Filing”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (the “Original Filing Date”). This Amendment is being filed (a) to amend (i) Part III of the Original Filing to include the information required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of our fiscal year ended December 31, 2017; and (ii) Part IV of the Original Filing to add new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with Rule 13a-14(a) under the Exchange Act; (b) to correct the amount of the aggregate market value of the Company’s common stock held by non-affiliates on June 30, 2017 (the “Public Float”) that was reported on the facing page of the Original Filing; and (c) to refile as an exhibit hereto a revised, redacted copy of that certain License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC (the “SST License Agreement”). With respect to clause (b), shares held by a non-affiliate were inadvertently excluded when calculating the Public Float in the Original Filing, thereby reporting a Public Float that was lower than the actual Public Float. With respect to clause (c), the redacted copy of the SST License Agreement was originally filed by the Company with the SEC on March 28, 2018 as Exhibit 10.1 to the Original Filing. The redacted copy of the SST License Agreement filed herewith has been revised solely to add the name of the individual signing the SST License Agreement on behalf of Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC, which information had been previously redacted pursuant to a request for confidential treatment that the Company originally submitted to the SEC on March 29, 2018.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such new certifications have been omitted. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

This Amendment does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing. In addition, this Amendment does not reflect events that may have occurred after the Original Filing Date.

Until July 20, 2017, the Company’s corporate name was Cerulean Pharma Inc. (“Cerulean”). On July 19, 2017, Cerulean and Daré Bioscience Operations, Inc., a privately held Delaware corporation (“Private Daré”), completed a transaction in which the holders of capital stock and securities convertible into capital stock of Private Daré sold their shares of capital stock of Private Daré to Cerulean in exchange for newly issued shares of Cerulean common stock. As a result of that transaction, Private Daré became a wholly owned subsidiary of Cerulean. In connection with that transaction, Cerulean changed its name from “Cerulean Pharma Inc.” to “Daré Bioscience, Inc.” That transaction is referred to as the Cerulean/Private Daré stock purchase transaction. References in this Amendment: (a) to “Cerulean” refer to Cerulean Pharma Inc. prior to the closing of the Cerulean/Private Daré stock purchase transaction; and (b) to “we,” “us,” “our,” “Daré” or the “Company” refer collectively to Daré Bioscience, Inc. and its wholly-owned subsidiaries, unless otherwise stated or the context otherwise requires. Except as otherwise specifically defined herein, all defined terms used in the Original Filing shall have the same meanings in this Amendment.

Daré Bioscience® is a registered trademark of Daré Bioscience, Inc. All other trademarks included herein are owned by their respective owners.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names, ages, board committee assignments, tenure, class, and certain biographical information of each of the members of our Board of Directors as of April 25, 2018. In accordance with our certificate of incorporation and by-laws, our Board of Directors is divided into three classes, with one class of directors standing for election each year, for a three-year term.

Name	Age	Committees	Director Since	Class**
Roger L. Hawley	65	Audit*	July 2017	III
Jessica D. Grossman, M.D.	46	Nominating & Corporate Governance	April 2018	I
Susan L. Kelley, M.D.	63	Nominating & Corporate Governance*	October 2014	I
Sabrina Martucci Johnson	51	None	July 2017	III
William H. Rastetter, Ph.D.	70	Audit*, Compensation	January 2014	II
Robin J. Steele, J.D., L.L.M.	62	Audit, Compensation	July 2017	II

*	Committee chairperson
**	The term for Class I, II, and III directors ends at the annual meeting of our stockholders held in 2018, 2019, and 2020, respectively.

Roger L. Hawley. Mr. Hawley co-founded Private Daré in 2015 and served as Chairman of its Board of Directors since its inception and until the closing of the Cerulean/Private Daré stock purchase transaction, at which point he was appointed Chairman of the Board of Directors of the combined company. In 2006, Mr. Hawley co-founded Zogenix, Inc., a publicly-traded pharmaceutical company that develops and commercializes therapies for central nervous system disorders, where he was a member of the board of directors and served as Chief Executive Officer until April 2015. Mr. Hawley is still a member of the Zogenix Board. Mr. Hawley served as member of the board of directors of Alveo Technologies Inc., a privately-held medical diagnostics company from 2014 to 2016. Mr. Hawley served as a member of the board of directors of Cypress Bioscience from 2007 to 2010 and Targeted Genetics from 2006 to 2010, both previously publicly-traded pharmaceutical companies, as well as Alios BioPharma, Inc., a private company that was acquired by Johnson & Johnson in 2014. From 2003 to 2006, Mr. Hawley served as Executive Vice President of Commercial and Technical Operations for InterMune, Inc., and from 2002 to 2003, he was the Chief Commercial Officer at Prometheus Laboratories Inc. From 2001 to 2002, Mr. Hawley served as General Manager & Vice President of Sales and Marketing at Elan Pharmaceuticals. From 1987 to 2001, Mr. Hawley held a broad range of management positions in commercial operations, alliance/partnership management, regional/national sales and corporate finance at Glaxo/Glaxo Wellcome/GSK including Vice President of Sales, CNS/GI Division. From 1976 to 1987, Mr. Hawley held various financial management positions with Marathon Oil Company, including serving four years in London, England, at which time he was a certified treasury manager and a certified public accountant. Our Board of Directors believes that experience in the biotechnology industry, his broad leadership experience with several public and private biotechnology companies and his experience with financial matters qualifies him to serve as a member of the Company’s Board of Directors and to fill the important role of “audit committee financial expert.”

Jessica D. Grossman, M.D. Dr. Grossman has been a member of our Board of Directors since April 2018 and currently serves as the Chief Executive Officer of Medicines360, a position she has held since 2015. Medicines360 is a global non-profit women’s health pharmaceutical company that developed the FDA-approved contraceptive IUS LILETTA® (levonorgestrel-releasing intrauterine system). From 2011 to 2014, Dr. Grossman served on the board of directors of Medicines360, and from 2014 to today she has served as Chair of AlliancePartners360, a wholly owned subsidiary of Medicines360 that serves the non-profit, public benefit mission of Medicines360 of expanding access to medicines for women regardless of their socioeconomic status, insurance coverage, or geographic location. From 2013 to 2014, Dr. Grossman served as President and Founding Chief Executive Officer of Sense4Baby, Inc. Dr. Grossman served as a Medical Director at Ethicon Endo-Surgery, part of the Johnson & Johnson family of companies, from 2010 to 2013. From 2008 to 2010, Dr. Grossman was the Founder and Chief Executive Officer of JG Limited LLC, a consulting company providing services to medical technology companies and non-profit organizations in the areas of clinical and commercial strategy. From 2005 to 2008, Dr. Grossman was Founder and President of Gynesonics, an early stage medical device company focused on minimally invasive solutions for women’s health which developed the first intrauterine ultrasound-guided radiofrequency ablation device for fibroid tumors. Dr. Grossman holds numerous patents, has published several peer-reviewed articles and conducted research at the Beth Israel Deaconess Medical Center, one of the teaching hospitals of Harvard Medical School. Dr. Grossman received her M.D. from Thomas Jefferson University, Jefferson Medical College. Our Board of Directors believes that Dr. Grossman is qualified to serve on our Board of Directors due to her extensive experience in women’s health, her executive leadership experience with several life science companies, and her experience with product development and commercialization.

Susan L. Kelley, M.D. Dr. Kelley served as a member of Cerulean’s Board of Directors beginning in October 2014 until the closing of the Cerulean/Private Daré stock purchase transaction, at which point she joined the Board of Directors of the combined company. Dr. Kelley has been developing drugs in oncology and immunology for over 25 years. Dr. Kelley also serves as a member of the board of directors of ArQule, Inc., an oncology-focused biotechnology company, Immune Design Corp., an immunotherapy company, and Vascular Biogenics Ltd., an oncology-focused biotechnology company. From 2013 to 2015, Dr. Kelley served on the board of directors of Alchemia Pty Ltd, a publicly traded biopharmaceutical company. From 2008 to 2011, Dr. Kelley served as Chief Medical Officer of the Multiple Myeloma Research Consortium and its sister organization, the Multiple Myeloma Research Foundation. Previously, Dr. Kelley held positions at Bayer Healthcare Pharmaceuticals and Bayer-Schering Pharma, including Vice President, Global Clinical Development and Therapeutic Area Head—Oncology, where she led the Bayer team responsible for the development and worldwide regulatory approval of Nexavar® (sorafenib). Prior to joining Bayer, Dr. Kelley worked at Bristol-Myers Squibb in Oncology and Immunology drug development ultimately serving as Executive Director, Oncology Clinical Research, at the Bristol-Myers Squibb Pharmaceutical Research Institute. Dr. Kelley was a Fellow in Medical Oncology and Clinical Fellow in Medicine at Dana-Farber Cancer Institute, Harvard Medical School, and a Fellow in Medical Oncology and Pharmacology at Yale University School of Medicine, where she also served as a Clinical Assistant Professor of Medicine. Dr. Kelley received her M.D. from Duke University School of Medicine. Our Board of Directors believes that Dr. Kelley is qualified to serve on the Company’s Board of Directors due to her experience in life sciences and clinical development and her experience as a director of life sciences companies.

Sabrina Martucci Johnson. Ms. Johnson founded Private Daré in 2015 and served as its President and CEO and as member of its Board of Directors since its inception and until the closing of the Cerulean/Private Daré stock purchase transaction, at which point she was appointed as Chief Executive Officer and a member of the Board of Directors of the combined company. Ms. Johnson is a life sciences executive committed to advancing improvements in women’s healthcare. Previously, Ms. Johnson served as President of WomanCare Global Trading, a specialty pharmaceutical company in female reproductive healthcare with commercial product distribution in over 100 countries, from October of 2014 to May of 2015, and Chief Financial Officer and Chief Operating Officer from July 2013 to October 2014. Ms. Johnson provided financial consulting services to the WomanCare Global family of companies, including the United Kingdom-based non-profit division, from November 2012 to July 2013. From 2002 until its sale in 2010, Ms. Johnson served as Chief Financial Officer of Cypress Bioscience, Inc., a publicly-traded pharmaceutical company, and in addition served as its Chief Operating Officer from 2008 until its sale in 2010. Ms. Johnson began her career in the biotechnology industry as a research scientist with Baxter Healthcare, Hyland Division, working on their recombinant factor VIII program, and later held marketing and sales positions with Advanced Tissue Sciences and Clonetics Corporation. Ms. Johnson currently serves on the boards of Aethlon Medical, Inc., a publicly-traded company developing immunotherapeutic technologies to combat infectious disease and cancer; the YWCA of San Diego County as Past President, PPPSW, Athena San Diego as Vice Chair, and the Clearity Foundation. Additionally. Ms. Johnson serves on the Board of Advisors of Tulane University School of Science & Engineering, Chair of University of California San Diego (UCSD) Librarian’s Advisory Board, and on the Audit Committee of Project Concern International. Ms. Johnson is also Immediate Past Co-President of Women Give San Diego, which funds non-profit organizations serving women and girls in San Diego. Ms. Johnson has a Masters of International Management degree with honors from the American Graduate School of International Management (Thunderbird), a MSc. in Biochemical Engineering from the University of London, University College London and a BSc. in Biomedical Engineering from Tulane University, where she graduated magna cum laude. Our Board of Directors believes that Ms. Johnson is qualified to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors due to her leadership experience in life sciences, women’s reproductive healthcare, development and commercial distribution of healthcare products, capital raises, and her experience as an officer in life sciences and women’s reproductive healthcare non-profit and for-profit companies, including publicly traded companies.

William H. Rastetter, Ph.D. Dr. Rastetter served as a member of Cerulean’s Board of Directors beginning in January 2014 and as Chairman from June 2016 until the closing of the Cerulean/Private Daré stock purchase transaction, at which time he joined the Board of Directors of the combined company. Dr. Rastetter currently serves as Chairman of the board of directors of GRAIL, Inc., Neurocrine Biosciences, Inc. and Fate Therapeutics, Inc., and as a member of the board of directors of Regulus Therapeutics, Inc. Dr. Rastetter co-founded of Receptos, Inc., a biopharmaceutical company, where he previously held the roles of Acting Chief Executive Officer from 2009 to 2010, and Director and Chairman of the board of directors from 2009 to 2015. Dr. Rastetter served on the board of Illumina, Inc., a leading public genomic technology company, from 1998 until January 2016, and as Chairman from 2005 to 2016. Dr. Rastetter was a Partner at the venture capital firm of Venrock Associates from 2006 to 2013. Prior to his tenure with Venrock, Dr. Rastetter was Executive Chairman of Biogen

Idec Inc. and was previously Chairman and Chief Executive Officer of Idec Pharmaceuticals. Prior to Idec, he was Director of Corporate Ventures at Genentech, Inc. Dr. Rastetter held various faculty positions at the Massachusetts Institute of Technology and Harvard University and is an Alfred P. Sloan Fellow. Dr. Rastetter holds a S.B. from the Massachusetts Institute of Technology and received his M.A. and Ph.D. from Harvard University. Our Board of Directors believes that Dr. Rastetter is qualified to serve on the Company’s Board of Directors due to his extensive experience in the biotechnology industry, his broad leadership experience with several public and private biotechnology companies, and his experience with financial matters.

Robin J. Steele, J.D., LL.M. Ms. Steele served as an advisor to Private Daré since its inception in 2015 and until the closing of the Cerulean/Private Daré stock purchase transaction, at which time she joined the Board of Directors of the combined company. Ms. Steele previously served as Senior Vice President, General Counsel and Secretary of InterMune, Inc., a publicly-traded biopharmaceutical company, from 2004 to 2014. From 1998 to 2003, Ms. Steele served as Vice President of Legal Affairs for North America for Elan Pharmaceuticals, a publicly traded pharmaceutical company. Ms. Steele currently serves on the board of directors of Alveo Technologies Inc., a privately-held medical diagnostics company. Ms. Steele previously served on the board of Alios Biopharma and Targanta Therapeutics, both of which were biotechnology companies focused on the research and development of therapeutic compounds prior to their respective acquisitions. Ms. Steele received a B.A. from the University of Colorado, a J.D. from the University of California, Hastings College of the Law, and an LL.M. in Taxation from New York University School of Law. Our Board of Directors believes that Ms. Steele is qualified to serve on the Company’s Board of Directors due to her expertise in legal matters, her prior experience as general counsel of a public company and her involvement with a number of private biotechnology companies.

Executive Officers

Set forth below are the names, ages, offices held, tenure, and certain biographical information of each of our executive officers as of April 25, 2018.

Name	Age	Offices	Officer Since
Sabrina Martucci Johnson	51	CEO, President, Secretary and Director	July 2017
Lisa Walters-Hoffert	59	Chief Financial Officer	July 2017

Ms. Johnson’s biographical information is included above with those of the other members of our Board of Directors.

Lisa Walters-Hoffert. Ms. Walters-Hoffert co-founded Private Daré in 2015 and served as its Chief Business Officer since its inception and until the closing of the Cerulean/Private Daré stock purchase transaction, at which point she was appointed Chief Financial Officer of the combined company. During the 25 years prior to joining Private Daré, Ms. Walters-Hoffert was an investment banker focused primarily on raising equity capital for, and providing advisory services to, small-cap public companies. From 2003 to 2015, Ms. Walters-Hoffert worked for Roth Capital Partners, an investment banking firm focused on providing investment banking services to such companies, most recently serving as Managing Director in the Investment Banking Division, overseeing the firm’s San Diego office and its activities with respect to medical device, diagnostic and specialty pharma companies. At Roth Capital Partners, Ms. Walters-Hoffert trained and managed transaction deal teams and was responsible for the oversight of all aspects of transactions, including due diligence, internal communications with sales forces and external communications with institutional investors, among others. Ms. Walters-Hoffert has held various positions in the corporate finance and investment banking divisions of Citicorp Securities in San José, Costa Rica and Oppenheimer & Co, Inc. in New York City, New York. Ms. Walters-Hoffert has served as a member of the Board of Directors of the San Diego Venture Group, as Past Chair of the UCSD Librarian’s Advisory Board and as Immediate Past Chair of the Board of Planned Parenthood of the Pacific Southwest. Ms. Walters-Hoffert graduated from Duke University with a B.S. in Management Sciences, magna cum laude.

Family Relationships; Arrangements; Legal Proceedings

There are no family relationships among any of our directors and executive officers. There are no arrangements or understandings with another person under which our directors and officers was or is to be selected as a director or executive officer. Additionally, none of our directors or executive officers is involved in any legal proceeding that requires disclosure under Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and executive officers, and beneficial owners of more than 10% of our common stock (collectively, reporting persons) are required to file reports of ownership of our common stock and changes in such ownership with the SEC. Reporting persons also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of Section 16(a) forms furnished to us, or representation from reporting persons that no other reports were required during the fiscal year ended December 31, 2017, we believe that all Section 16(a) filing requirements applicable to reporting persons were timely met during 2017 except that Sabrina Martucci Johnson was inadvertently late in filing a Form 4 to report her acquisition of shares of our common stock on July 19, 2017 in connection with the closing of the Cerulean/Private Daré stock purchase transaction. Such filing was made on July 25, 2017.

Code of Business Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all our employees, including our chief executive officer and chief financial and accounting officers. We will provide any person, without charge, a copy of our Corporate Code of Conduct and Ethics and Whistleblower Policy upon written request to Investor Relations, Daré Bioscience, Inc., 11119 N. Torrey Pines Rd, Suite 200, La Jolla, CA 92037. We also post on our website a copy of our Corporate Code of Conduct and Ethics and Whistleblower Policy at www.darebioscience.com. Information contained on the website is not incorporated by reference in, or considered part of, this report. We intend to disclose any changes in our Code of Business Ethics and Conduct Policy or waivers from it that apply to our principal executive officer, principal financial officer, or principal accounting officer by posting such information on the same website or by filing with the SEC a Current Report on Form 8-K, in each case if such disclosure is required by rules of the SEC or the Nasdaq Capital Market (“Nasdaq”).

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Board of Directors has determined that each member of the Audit Committee—Mr. Hawley, Dr. Rastetter and Ms. Steele—is able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. Our Board of Directors has also determined that Mr. Hawley qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that each member is independent as defined under applicable Nasdaq rules and meets the independent requirements contemplated by Rule 10-3A under the Exchange Act.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last described in our proxy statement filed with the SEC on June 19, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Impact of the Cerulean/Private Daré stock purchase transaction

We experienced a significant change in management in connection with the closing of the Cerulean/Private Daré stock purchase transaction in July 2017. The members of Cerulean’s management team resigned from their respective offices, and Sabrina Martucci Johnson was appointed as our President, Chief Executive Officer and Secretary and Lisa Walters-Hoffert was appointed as our Chief Financial Officer.

Overview

The Compensation Committee, currently comprised of two non-employee members of our Board of Directors, William H. Rastetter, Ph.D. and Robin J. Steele, assists our Board of Directors in discharging its responsibilities in respect of compensation of our executive officers and directors. The Compensation Committee is charged with establishing a compensation policy for our executive officers designed to (1) enhance our profitability and increase stockholder value, (2) reward executive officers for their contribution to our growth and profitability, (3) recognize individual initiative, leadership, achievement, and other contributions and (4) provide competitive compensation that will attract and retain qualified executives.

Subject to variation where appropriate, the compensation policy for executive officers shall include (1) base salary, (2) annual or other time- or project-based incentive compensation, which shall be awarded for the achievement of predetermined financial, project, research or other designated objectives of Daré as a whole and of the executive officers individually and (3) long-term incentive compensation in the forms of equity participation and other awards with the goal of aligning, where appropriate, the long-term interests of executive officers with those of our stockholders and otherwise encouraging the achievement of superior results over an extended time period.

With respect to the compensation of our Chief Executive Officer, the Compensation Committee annually reviews and recommends to our Board of Directors corporate goals and objectives relevant to her compensation, evaluates her performance in light of those goals and objectives, and recommends to our Board of Directors her compensation levels based on this evaluation. Our Chief Executive Officer may not be present during any deliberations or voting with respect to her compensation. The Compensation Committee annually reviews and approves the compensation of our other executive officers.

With respect to our executive officer compensation program, the Compensation Committee also: (1) reviews competitive practices and trends to determine the adequacy of our executive compensation program; (2) reviews and considers participation and eligibility in the various components of our total executive compensation package; (3) annually reviews and approves the compensation of our directors, including with respect to any equity based plan; (4) as deemed necessary or appropriate, approves employment contracts, severance arrangements, change in control provisions and other agreements; and (5) approves and administers cash incentives and deferred compensation plans for our executive officers (including any modification to such plans) and oversees the performance objectives and funding for executive incentive plans.

Named Executive Officers

The table below shows the compensation awarded to or paid to, or earned by: (1) all individuals serving or having served as our principal executive officer or acting in a similar capacity during 2017, regardless of compensation level; (2) our most highly compensated executive officer other than our principal executive officer who was serving as an executive officer at the end of 2017; and (3) up to two additional individuals for whom disclosure would have been provided pursuant to clause (2) but for the fact that the individual was not serving as one of our executive officers at the end of 2017. These individuals, who collectively are referred to as our Named Executive Officers, were:

•	Sabrina Martucci Johnson, our President, Chief Executive Officer and Secretary;

•	Lisa Walters-Hoffert, our Chief Financial Officer;

•	Christopher D. T. Guiffre, J.D., our former Chief Executive Officer;

•	Adrian Senderowicz, M.D., our former Senior Vice President and Chief Medical Officer; and

•	Scott Eliasof, Ph.D., our former Senior Vice President and Chief Scientific Officer

2017 Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary		Bonus		Option Awards (6)	All Other Compensation		Total
Sabrina Martucci Johnson (1)	2017	$144,278		$121,875		$—	$—		$266,153
President and Chief Executive Officer
Lisa Walters-Hoffert (1)	2017	$115,094		$68,250		$—	$—		$183,344
Chief Financial Officer
Christopher D. T. Guiffre, J.D. (2)	2017	$311,402	(3)	$244,800	(4)	$280,468	$1,017,107	(7)	$1,853,777
Former Chief Executive Officer	2016	$480,000		$240,000	(5)	$237,544	$11,230	(8)	$968,774
Adrian Senderowicz, M.D. (2)	2017	$209,494	(3)	$204,249	(4)	$177,655	$115,616	(9)	$743,014
Former SVP & Chief Medical Officer	2016	$400,489		$160,196	(5)	$154,640	$11,566	(8)	$726,891
Scott Eliasof, Ph.D. (2)	2017	$169,698	(3)	$160,000	(4)	$135,356	$99,997	(10)	$565,051
Former SVP & Chief Scientific Officer	2016	$297,548		$95,054	(5)	$130,733	$12,406	(8)	$534,741

(1)

Ms. Johnson and Ms. Walters-Hoffert were appointed to the offices indicated effective July 19, 2017, and their base salaries represent the amounts paid to each of them from such date through December 31, 2017. Compensation for their services in their capacity as officers of Private Daré is not included in this table.

(2)

The employment of Mr. Guiffre, Dr. Senderowicz, and Dr. Eliasof terminated on July 19, 2017, June 15, 2017 and June 30, 2017, respectively, and their base salaries for 2017 represent the amounts paid to each of them from January 1, 2017 through such dates.

(3)	Includes $40,553, $22,265 and $9,698 of cash paid in lieu of accrued vacation for Mr. Guiffre, Dr. Senderowicz, and Dr. Eliasof, respectively.
(4)	This amount represents a retention bonus paid in March 2017. For further information regarding this bonus, see “Narrative to Summary Compensation Table —Former Executive Officers,” below.
(5)	This amount represents discretionary bonuses earned in 2016 and paid in January 2017 except for Mr. Guiffre whose 2016 bonus was paid in December 2016.
(6)

The amounts in this column represent (a) the grant date fair value of stock options granted to the applicable individual during the applicable year, and (b) with respect to 2017 only, the incremental fair value of stock options that were modified during 2017. Such stock options vested in full upon the closing of the Cerulean/Private Daré stock purchase transaction. The grant date fair value and the incremental fair value of the stock options were determined in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). See Note 8. Stock Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 28, 2018 for details as to the assumptions used to determine the grant date fair value of the awards.

(7)

This amount consists of (a) a $29,129 health assistance payment; (b) a $125,526 change in control bonus; (c) a $489,600 severance payment; (d) a $360,000 severance bonus; and (e) $12,852 of 401(k) plan company-matching contributions. For further information regarding these matters, see “Narrative to Summary Compensation Table —Former Executive Officers,” below.

(8)

These amounts consist of (a) $10,600 of 401(k) plan company-matching contributions for each executive and (b) life insurance premiums in the amounts of $630, $966 and $1,806 for Mr. Guiffre, Dr. Senderowicz, and Dr. Eliasof, respectively.

(9)

This amount consists of (a) a $104,732 change in control bonus; and (b) $10,884 of 401(k) plan company-matching contributions. For further information regarding the change in control bonus, see “Narrative to Summary Compensation Table —Former Executive Officers,” below.

(10)

This amount consists of (a) a $7,070 health assistance payment; (b) a $82,043 change in control bonus; and (c) $10,884 of 401(k) plan company-matching contributions. For further information regarding these matters, see “Narrative to Summary Compensation Table—Former Executive Officers,” below.

Narrative to Summary Compensation Table

Current Executive Officers

Our current executive officers—Ms. Johnson and Ms. Walters-Hoffert—were each appointed to their offices in July 2017 in connection with the closing of the Cerulean/Private Daré stock purchase transaction. The amounts reported for each of them in the Summary Compensation Table, above, represent compensation paid to or earned by them for their services as our executive officers between July 19, 2017 and December 31, 2017. Their annual base salary for 2017 is set forth in the table below.

Officer	Annual Base Salary
Sabrina Martucci Johnson	$325,000
Lisa Walters-Hoffert	$260,000

In March 2018, the Compensation Committee determined to award bonuses of $121,875 and $68,250, respectively, to Ms. Johnson and Ms. Walters-Hoffert in respect of their performance during 2017. Such amounts represent 75% of the maximum amount of each of their annual bonuses under the terms of their employment agreements. Upon execution of her employment agreement, Ms. Walters-Hoffert was paid $45,500, which was intended to represent a portion of her 2017 annual bonus, and she was paid $22,750 in March 2018. Ms. Johnson was paid her entire bonus in March 2018. For additional information regarding their employment agreements, see “Employment Agreements and Termination of Employment & Change in Control Arrangements,” below.

Former Executive Officers

In March 2017, Cerulean entered into retention agreements with each of Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof pursuant to which they received the following amounts, less all applicable taxes and withholdings: (1) a retention bonus equal to 6 months of their respective base salary; (2) a health assistance payment equal to 6 times (18 times for Mr. Guiffre) Cerulean’s monthly contribution to company-provided health and dental insurance coverage in effect with respect to such executive’s coverage elections; (3) a change in control bonus, which was $125,526 for Mr. Guiffre, $104,732 for Dr.

Senderowicz, and $82,043 for Dr. Eliasof; and (4) solely with respect to Mr. Guiffre, a severance payment equal to 12 months of his base salary and a severance bonus equal to 1.5 times his 2016 cash performance bonus. Mr. Guiffre’s, Dr. Senderowicz’s and Dr. Eliasof’s 2017 annual base salary was $489,600, $408,499 and $320,000, respectively. The retention bonuses were paid upon the applicable executive’s execution of a release of claims agreement entered into contemporaneously with the retention agreement and are reported in the “Bonus” column in the 2017 Summary Compensation Table, above. The health assistance payments, the change in control bonus, the severance payment and the severance bonus were each paid upon the applicable executive’s execution of a reaffirmation of the release of claims on the date his employment terminated and are reported in the “All Other Compensation” column in the 2017 Summary Compensation Table, above. Dr. Senderowicz did not receive a health assistance payment because he did not participate in the company-provided health and dental insurance coverage.

During 2017, the Compensation Committee of the Cerulean Board of Directors granted stock options to Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof as follows:

Grantee	Month Granted	# of Shares Subject to Option	Exercise Price
Mr. Guiffre	January 2017	30,001	$8.20
Dr. Senderowicz	January 2017	21,001	$8.20
Dr. Eliasof	January 2017	16,000	$8.20

The Cerulean Board of Directors determined that all outstanding stock options held prior to the Cerulean/Private Daré stock purchase transaction shall vest in full upon a change in control and that the Cerulean/Private Daré stock purchase transaction constitutes a change in control for such purpose. Therefore, all such outstanding stock options, including those held by Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof, vested in full immediately upon the closing of the Cerulean/Private Daré stock purchase transaction. The value of stock options that were accelerated upon the closing of the Cerulean/Private Daré stock purchase transaction was $54,031, $38,713, and $30,334 for the stock options held by Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof, respectively. Such value was calculated by multiplying the number of shares subject to the accelerated portion of their stock options by the amount by which $1.01, the average closing market price of our common stock over the first five business days following the first public announcement of the Cerulean/Private Daré stock purchase transaction, exceeds the exercise price of such option.

In 2016, Cerulean paid base salaries of $480,000, $400,489 and $297,548 to Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof, respectively. In October 2016, Dr. Eliasof was promoted to Senior Vice President and Chief Scientific Officer and his 2016 annual base salary was increased to $320,000. With respect to 2016, the Compensation Committee of the Cerulean Board of Directors determined, based on a number of factors, to award cash bonuses of $240,000, $160,196 and $160,000 to Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof, respectively, such amounts representing 100% of bonus targets for each of them.

In 2016, the Compensation Committee of the Cerulean Board of Directors granted stock options to Mr. Guiffre, Dr. Senderowicz and Dr. Eliasof as follows:

Grantee	Month Granted	# of Shares Subject to Option	Exercise Price
Mr. Guiffre	January 2016	13,701	$30.04
Dr. Senderowicz	January 2016	5,001	$30.04
Dr. Eliasof	January 2016	4,251	$30.04
Dr. Senderowicz	August 2016	10,000	$11.40
Dr. Eliasof	August 2016	7,501	$11.40
Dr. Eliasof	October 2016	1,001	$8.75

Employment Agreements and Termination of Employment & Change in Control Arrangements

In August 2017, we entered into employment agreements with each of Ms. Johnson and Ms. Walters-Hoffert. The following is a summary of the material terms of such employment agreements.

Each executive is eligible to receive an annual base salary in the amount set forth below. Their base salary, which was retroactively effective as of July 19, 2017, may be increased at the discretion of our Board of Directors.

Officer	Annual Base Salary
Sabrina Martucci Johnson	$325,000
Lisa Walters-Hoffert	$260,000

In our sole discretion, Ms. Johnson and Ms. Walters-Hoffert are each eligible to receive an annual bonus in an amount equal to up to 50% and 35%, respectively, of each their respective then-current annual base salary. The amount of their annual bonus, if any, will be based on the assessment of our Board of Directors of the applicable executive’s performance and our company’s performance.

Each executive is entitled to (1) participate in all equity, pension, savings and retirement plans, welfare and insurance plans, practices, policies, programs and perquisites of employment applicable generally to our senior executives, (2) receive reimbursement for reasonably incurred business expenses and (3) receive paid vacation and holiday time in accordance with policies generally applicable to our senior executives.

Subject to earlier termination, including in the event of death, each employment agreement is for a two-year term and automatically renews for successive one-year terms unless either party provides notice of her intent not to renew at least 60 days prior to the applicable expiration date. The executive may terminate her employment for good reason after giving us 14 days to correct or “cure” the circumstances giving rise to a termination for good reason, or for any reason other than for good reason a upon at least 14 days’ prior written notice. We may terminate the employment of each executive without prior written notice for cause, without cause on 14 days’ prior written notice, or in the event of the executive’s disability. The employment agreement automatically terminates upon the executive’s death.

The following table summarizes our obligations and the payments and other benefits to which the executive may be entitled if her employment is terminated for the reason specified, other than in connection with a change of control, which is discussed in the paragraph below the table.

Reason for Termination	Accrued Obligations(1)	Cash Payments(2)	Other Benefits(2)
By us for cause	We must pay the executive our accrued obligations as of the date of termination	None.	None.
By the executive without good reason
Executive’s death or disability
Executive elects not to renew agreement

By us other than for cause By the executive with good reason We elect not to renew agreement	We must pay the executive our accrued obligations as of the date of termination	We must pay the executive: (1) any accrued but unpaid bonus (or a pro rata portion of such bonus) as of the date of termination; and (2) an amount equal to a specified number of months of the executive’s then-current base salary. (3)	We must provide the executive continuing health benefits coverage for a specified number of months.(3)

(1)

Consists of any earned but unpaid base salary, unpaid expense reimbursements, and any vested benefits the executive may have under any employee benefit plan, in each case, as of the date of termination.

(2)

Payment and benefits are conditioned on (a) the executive’s continued compliance with her obligations under the employment agreement related to confidentiality and non-interference and intellectual property covenants and (b) the executive (or her estate) executing and delivering a full release of all claims in favor of Daré.

(3)	The number of months is 12 for Ms. Johnson and 9 for Ms. Walters-Hoffert.

Under the terms of their employment agreements, if the executive’s employment is terminated by us without cause or by the executive for good reason, in each case, within three months prior to or 12 months following a change of control: (1) the executive is eligible to receive an amount equal to a specified number of months (18 for Ms. Johnson and 12 for Ms. Walters-Hoffert) of the executive’s then-current base salary and target bonus at the rate in effect immediately prior to such termination, (2) the executive will receive continuing health benefits coverage for a specified number of months (18 for Ms. Johnson and 12 for Ms. Walters-Hoffert) and (3) any unvested and outstanding equity interests such executive may have in Daré will fully vest and accelerate.

All payments made and benefits available to each executive in connection with her employment agreement will comply with Internal Revenue Code Section 409A in accordance with the terms of her employment agreement.

Other Benefits

We maintain a defined contribution employee retirement plan for all our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. If a participant contributes 5% or more of their compensation, we match their contribution up to 4% of their annual compensation, subject to statutory limits.

We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by our Named Executive Officers that were outstanding as of December 31, 2017, all of which were vested in full as of July 19, 2017:

		2017 Outstanding Equity Awards at Fiscal Year-End Option Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Christopher D. T. Guiffre, J.D.	1/25/2012	10,549	—	37.72	1/24/2022
	12/19/2012	1,848	—	39.17	2/18/2022
	1/10/2014	1,793	—	105.90	1/9/2024
	6/24/2014	5,031	—	57.30	6/23/2024
	10/29/2014	5,031	—	43.60	10/28/2024
	2/5/2015	7,500	—	81.60	2/4/2025
	3/23/2015	40,753	—	98.40	3/22/2025
	1/5/2016	13,701	—	30.40	1/4/2026
	1/5/2017	30,001	—	8.20	1/5/2027
Scott Eliasof, Ph.D.	7/8/2008	52	—	59.48	7/7/2018
	3/27/2009	59	—	59.48	3/26/2019
	1/28/2011	1,062	—	33.37	3/4/2020
	1/25/2012	1,379	—	37.72	1/24/2022
	12/19/2012	1,971	—	39.17	1/18/2022
	1/10/2014	1,379	—	105.90	1/9/2024
	6/24/2014	5,841	—	57.30	6/23/2024
	2/5/2015	4,301	—	81.60	2/4/2025
	12/1/2015	15,801	—	32.90	11/30/2025
	1/5/2016	4,251	—	30.40	1/4/2026
	8/22/2016	7,501	—	11.40	8/22/2026
	10/25/2016	1,001	—	8.75	10/25/2026
	1/5/2017	16,000	—	8.20	1/5/2027
Adrian Senderowicz, M.D.	6/10/2015	9,000	—	47.10	6/9/2025
	9/4/2015	13,501	—	42.10	9/3/2025
	12/1/2015	15,801	—	32.90	11/30/2025
	1/5/2016	5,001	—	30.40	1/4/2026
	8/22/2016	10,000	—	11.40	8/22/2026
	1/5/2017	21,001	—	8.20	1/5/2027

Director Compensation

During 2017, we had a non-employee director compensation policy, the terms of which were the same both before and after the closing of the Cerulean/Private Daré stock purchase transaction. Under this policy, each of our non-employee directors was paid a retainer in cash, unless a director elected to receive his or her retainer in the form of awards of unrestricted shares of our common stock, as described below. Each non-employee director received a retainer for service on our Board of Directors and for service on each committee of which the director is a member. These retainers were paid in arrears in four equal quarterly installments on the last day of each quarter, prorated for any portion of such quarter during which the director was not serving. The amount of these retainers during 2017 was as follows:

Annual Retainer ($)
Board of Directors
Chair	65,000
Member	35,000
Board Committees
Audit Chair	20,000
Audit Member	7,500
Compensation Chair	15,000
Compensation Member	5,000
Nominating and Corporate Governance Chair	10,000
Nominating and Corporate Governance Member	3,500
Clinical Advisory Chair*	20,000
Clinical Advisory Member*	10,000

*	This committee was disbanded in March 2017 and the retainers were paid only for service during the first quarter of 2017.

Under our non-employee director compensation policy, each non-employee director may elect to receive up to 100% of these retainers in the form of awards of unrestricted shares of the our common stock, which would be issued on the first trading day of the quarter following the quarter to which the retainer relates, for a number of shares of common stock equal to (x) the amount of the cash retainer that would otherwise have been payable to such director on the date of grant divided by (y) the fair market value of our common stock on the date of grant. Directors wishing to make this election for a given calendar year must make the election on or before the last day of the prior calendar year, except that the election with respect to any year in which a director is newly elected must be made on or before June 30th of such year or such other date as determined by our Board of Directors.

Under our non-employee director compensation policy, each director newly elected to our Board of Directors will receive an initial option to purchase 2,200 shares of our common stock, which will vest as to one-third of the shares subject to such option on each anniversary of the grant date until the third anniversary of the grant date, subject to the director’s continued service as a director, and will become exercisable in full upon a change in control. In addition, on the date of each annual meeting of stockholders, each director that has served on our Board of Directors for at least six months will receive an option to purchase 2,000 shares of our common stock, which will vest in full on the earlier of the first anniversary of the grant date or immediately prior to our first annual meeting of stockholders occurring after the grant date, subject to the director’s continued service as a director, and will become exercisable in full upon a change in control. The exercise prices of the options granted under our non-employee director compensation policy will equal the fair market value of our common stock on the grant date. We did not hold an annual meeting in 2017; however, our Board determined it to be in the best interests of our stockholders and us to grant an option to purchase 2,000 shares of our common stock to each director who had served on the Cerulean Board of Directors for at least six months prior to the closing of the Cerulean/Private Daré stock purchase transaction.

Under our non-employee director compensation policy, we also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending board and committee meetings.

The following table sets forth the compensation of our non-employee directors in 2017. There was a significant change in the composition of our Board of Directors in connection with the closing of the Cerulean/Private Daré stock purchase transaction on July 19, 2017. Dr. Kelley and Dr. Rastetter are the only two individuals who served on our Board of Directors both before and after the closing of the Cerulean/Private Daré stock purchase transaction. The amounts shown in the table reflect the compensation of the individual for the period during which he or she served on our Board of Directors during 2017, which was all of 2017 for Dr. Kelley and Dr. Rastetter, from July 19, 2017 through December 31, 2017 for Mr.

Hawley and Ms. Steele, and from January 1, 2017 through July 19, 2017 for Messrs. Arbuckle, Crane, Friedman, McKee, Parkinson and Walt.

2017 Director Compensation
Name	Fee Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Roger Hawley	$39,921	$14,432	$—	$54,353
Susan L. Kelley, M.D.	$44,511	$13,120	$—	$57,631
William H. Rastetter, Ph.D.	$67,214	$13,120	$—	$80,334
Robin J. Steele, J.D., L.L.M.	$21,427	$14,432	$—	$35,859
Stuart A. Arbuckle	$25,375	—	—	$25,375
Alan L. Crane	$19,307	—	—	$19,307
Paul A. Friedman, M.D.	$22,582	—	—	$22,582
William T. McKee	$33,098	—	—	$33,098
David R. Parkinson, M.D.	$24,565	—	—	$24,565
David R. Walt, Ph.D.	$25,375	—	—	$25,375

(1)

The amounts in this column represent the grant date fair value, determined in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718), of stock options granted to the applicable individual during the applicable year. See Note 8. Stock Based Compensation to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 28, 2018 for details as to the assumptions used to determine the fair value of the awards. Pursuant to the terms of the stock options held by each of the directors serving on our Board of Directors prior to the closing of the Cerulean/Private Daré stock purchase transaction, such stock options vested in full upon such closing.

As of December 31, 2017, our non-employee directors had stock options outstanding to purchase the following number of shares of our common stock:

Name	# of Shares Subject to Outstanding Options
Roger Hawley	12,349
Susan L. Kelley, M.D.	7,300
William H. Rastetter, Ph.D.	5,301
Robin J. Steele, J.D., L.L.M.	2,200
Stuart A. Arbuckle	4,200
Alan L. Crane	6,424
Paul A. Friedman, M.D.	15,301
William T. McKee	5,301
David R. Parkinson, M.D.	5,300
David R. Walt, Ph.D.	4,200

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information, as of April 17, 2018, regarding the beneficial ownership of our common stock for (1) each person known by us to be the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each of our Named Executive Officers and (4) all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with applicable SEC rules, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after the date set forth in the paragraph above through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us and on SEC filings, that each of the persons named in table below has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 11,422,161 shares of our common stock issued and outstanding on April 17, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after such date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Daré Bioscience, Inc., 11119 North Torrey Pines Road, Suite 200, La Jolla, California 92037.

Name	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders
Empery Asset Management, LP (1)	1,700,000	14.9%
CVI Investments, Inc. (2)	975,000	8.5%
Named Executive Officers and Directors
Sabrina Martucci Johnson (3)	962,062	8.4%
Lisa Walters-Hoffert (4)	443,512	3.9%
Jessica D. Grossman, M.D.	—	*
Roger Hawley (5)	500,560	4.4%
Susan L. Kelley, M.D. (6)	5,300	*
William H. Rastetter, Ph.D. (7)	15,604	*
Robin Steele (8)	246,171	2.2%
Christopher D. T. Guiffre, J.D. (9)	117,455	1.0%
Adrian Senderowicz (10)	74,304	*
Scott Eliasof, Ph.D. (11)	60,608	*
All directors and executive officers as a group (7 persons) (12)	2,163,662	19.0%

*	Less than 1%
(1)

Consists of (a) 1,000,000 shares of common stock and (b) 700,000 shares of common stock issuable upon exercise of warrants. As further described below, such warrants are subject to a 4.99% blocker, and the percentage beneficially owned shown in the table gives effect to such blocker. However, the number of shares beneficially owned shown in the table includes the number of shares of common stock that would be issuable upon full exercise of such warrants and does not give effect to such blocker. Therefore, the actual number of shares beneficially owned, after giving effect to such blocker, is less than the number of shares beneficially owned shown in the table. Each of Messrs. Ryan M. Lane and Martin D. Hoe is a managing member of Empery Am GP, LLC, the general partner of Empery Asset Management, LP. Messrs. Lane and Hoe and Empery Asset Management, LP have shared voting and dispositive power over the shares beneficially owned. The address of Empery Asset Management, LP is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G filed by Empery Asset Management, LP with the SEC on February 21, 2018. Pursuant to the terms of the warrants, the number of shares of common stock that may be acquired by the stockholder upon exercise of the warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by the stockholder and any other persons or entities whose beneficial ownership of common stock would be attributed to the stockholder for purposes of Section 13(d) of the Exchange Act does not exceed 4.99% of the total number of shares of our common stock then outstanding. Upon delivery of a written notice to Daré, the stockholder may from time to time increase (with such increase not effective until the 61st day after delivery of such notice) or decrease the 4.99% cap to any other percentage not in excess of 9.99%.

(2)

Heights Capital Management, Inc., which serves as the investment manager to CVI Investments, Inc., may be deemed to be the beneficial owner of all shares owned by CVI Investments, Inc. The address of the principal business office of CVI Investments, Inc. is: P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The address of the principal business office of Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in the Schedule 13G filed by CVI Investments, Inc. with the SEC on February 22, 2018. The number of shares beneficially owned shown in the table does not include 700,000 shares of common stock issuable upon exercise of warrants. Pursuant to the terms of the warrants, the number of shares of common stock that may be acquired by the stockholder upon exercise of the warrants is limited, to the extent necessary, to ensure that following such exercise, the number of shares of our common stock then beneficially owned by the stockholder and any other persons or entities whose beneficial ownership of common stock would be attributed to the stockholder for purposes of Section 13(d) of the Exchange Act does not exceed 4.99% of the total number of shares of our common stock then outstanding. Upon delivery of a written notice to Daré, the stockholder may from time to time increase (with such increase not effective until the 61st day after delivery of such notice) or decrease the 4.99% cap to any other percentage not in excess of 9.99%

(3)

These shares are held by The Vincent S. Johnson and Sabrina M. Johnson Family Trust dated February 14, 2005. Ms. Johnson is the co-trustee of such trust and has shared investment and dispositive power over such shares.

(4)

These shares are held by The Lisa Walters-Hoffert Survivor’s Trust dated October 31, 2002. Ms. Walters-Hoffert is the trustee of such trust and has sole investment and dispositive power over such shares.

(5)

Includes 10,149 shares of common stock issuable upon exercise of stock options. The outstanding shares are held by The Hawley Family Trust Dated October 22, 2004. Mr. Hawley is the trustee of such trust and has sole investment and dispositive power over such shares.

(6)	Includes 5,300 shares of common stock issuable upon exercise of stock options.
(7)

Includes 5,301 shares of common stock issuable upon exercise of stock options. The outstanding shares are held by William and Marisa Rastetter Trustees of the Rastetter Family Trust U/A Dated 09/02/2010. Dr. Rastetter is the co-trustee of such trust and has shared investment and dispositive power over such shares.

(8)	The outstanding shares are held by the Robin J. Steele Trust DTD 1/30/2015. Ms. Steele is the trustee of such trust and has sole investment and dispositive power over such shares.
(9)	Includes 116,207 shares of common stock issuable upon exercise of stock options.
(10)	Includes 74,304 shares of common stock issuable upon exercise of stock options.
(11)	Includes 60,598 shares of common stock issuable upon exercise of stock options.
(12)	Includes 20,750 shares of common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The share numbers in the table and in the footnotes thereto reflect the 1-for-10 reverse stock split of our common stock that was effected on July 20, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column a))
Equity compensation plans approved by security holders (1)	529,747	$32.00	46,479
Equity compensation plans not approved by security holders (2)	—	$—	—

Total	529,747	$32.00	46,479

(1)

Consists of our 2014 Stock Incentive Plan. Under the 2014 Stock Incentive Plan, the number of shares of common stock authorized and reserved for issuance automatically increases on an annual basis on the first day of each fiscal year, by an amount equal to the lesser of (i) 10,000 shares of common stock, (ii) 4% of the number of outstanding shares of our common stock on such date, or (iii) an amount determined by our board of directors.

(2)

The table excludes 10,149 shares of common stock that may be issued upon exercise of outstanding options that were issued by Private Daré and that were assumed in connection with the closing of the Cerulean/Private Daré stock purchase transaction. The weighted average exercise price of such options is $0.01 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Since January 1, 2016, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years (which average was $109,088) and in which any of our directors or executive officers or any holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Company Policy Regarding Related Party Transactions

Pursuant to its charter, the Audit Committee of our Board of Directors has the responsibility to review, approve and oversee any transaction between the Company and a related person (as defined in Item 404 of Regulation S-K) and to develop policies and procedures for Audit Committee’s approval of such transactions.

Indemnification Agreements

As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors that provide that we will indemnify the directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime.

Director Independence

Our Board of Directors has determined that each of our directors, other than Ms. Johnson, is an “independent director” under Rule 5605(a)(2) of the Nasdaq Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees billed by Mayer Hoffman McCann P.C., or Mayer Hoffman, our principal accountant, for the audit of our annual financial statements for our last two fiscal years and for other services rendered by Mayer Hoffman during our last two fiscal years. There was a change in our principal accountant during 2017, and in accordance with SEC guidance, the fee disclosure is only made with respect to Mayer Hoffman, the accountant who rendered an audit opinion on our annual financial statements for the year ended December 31, 2017.

	Fiscal Year
	2017	2016
Audit Fees (1)	$227,139	35,900
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$227,139	35,900

(1)

Audit Fees are for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)

Audit Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not included in Audit Fees. No such services were rendered during 2017 or 2016.

(3)	Tax Fees are for professional services for tax compliance, tax advice, and tax planning. No such services were rendered during 2017 or 2016.
(4)	All Other Fees are for products and services other than the services reported above. No such services were rendered during 2017 or 2016.

Mayer Hoffman has advised us that it leases substantially all its personnel, who work under the control of Mayer Hoffman’s shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all the hours expended on Mayer Hoffman’s engagement to audit our consolidated financial statements were attributed to work performed by persons other than Mayer Hoffman’s full-time, permanent employees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee is informed periodically throughout the year of actual fees versus the budget by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

(3) Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

The following additional exhibits are filed with this Amendment:

Exhibit Number	Description of Exhibit

10.1	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daré Bioscience, Inc.

Date: April 30, 2018	By:	/s/ SABRINA MARTUCCI JOHNSON
President and Chief Executive Officer