Form 10-Q
period 2018-06-30
Dare Bioscience, Inc.
filed 2018-08-13
CIK 1401914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

DARÉ BIOSCIENCE, INC. (Exact Name of Registrant as Specified in its Charter)

Delaware	Commission File No. 001-36395	20-4139823
(State or Other Jurisdiction of Incorporation)		(IRS Employer Identification No.)

3655 Nobel Drive, Suite 260 San Diego, CA (Address of Principal Executive Offices)	(858) 926-7655 (Registrant’s telephone number, including area code)	92122 (Zip Code)
11119 North Torrey Pines Road, Suite 200, La Jolla, CA 92037 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2018, 11,422,161 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, in particular “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. Financial Information, and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “contemplate,” project,” “target,” “tend to,” or the negative version of these words and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part II, Item 1A, “Risk Factors,” in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:

•	Inability to raise additional capital, under favorable terms or at all;
•	Inability to successfully attract partners and enter into collaborations on acceptable terms;
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

•	Negative publicity concerning the safety and efficacy of our product candidates, or of product candidates being developed by others that share characteristics similar to our candidates;
•	Inability to demonstrate sufficient efficacy of our product candidates;
•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•	Monetary obligations and other requirements in connection with our exclusive, in-license agreements covering the critical patents and related intellectual property related to our product candidates;
•	Developments by our competitors that make our product candidates less competitive or obsolete;
•	Dependence on third parties to conduct clinical trials and to manufacture product candidates;
•	Dependence on third parties to supply, market and distribute products;

•	Failure of our product candidates, if approved, to gain market acceptance or obtain adequate coverage for third party reimbursement;
•

A reduction in demand for contraceptives caused by an elimination of current requirements that health insurance plans cover and reimburse FDA-cleared or approved contraceptive products without cost sharing;

•	Lack of precedent to help assess whether health insurance plans will cover our product candidates;
•	The reimbursement environment relating to our product candidates at the time we obtain regulatory approval, if ever;
•	Difficulty in introducing branded products in a market made up of generic products;
•	Inability to adequately protect or enforce our, or our licensor’s, intellectual property rights;
•	Lack of patent protection for the active ingredients in certain of our product candidates which could expose our products to competition from other formulations using the same active ingredients.
•	Higher risk of failure associated with product candidates in preclinical stages of development that may lead investors to assign them little to no value and make these assets difficult to fund;
•	Disputes or other developments concerning our intellectual property rights;
•	Actual and anticipated fluctuations in our quarterly or annual operating results;
•	Price and volume fluctuations in the stock market, and in our stock in particular, which could subject us to securities class-action litigation;
•	Litigation or public concern about the safety of our potential products;
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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Daré Bioscience, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,446,524	$7,559,846
Other receivables	24,644	284,206
Prepaid expenses	347,409	311,571
Other current assets	—	193,495
Total current assets	12,818,577	8,349,118
Property and equipment, net	7,910	—
Goodwill	—	5,187,519
Other non-current assets	657,031	723,191
Total assets	$13,483,518	$14,259,828
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,265,238	$966,653
Total current liabilities	1,265,238	966,653
Deferred rent	317	392
Total liabilities	1,265,555	967,045
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock: $0.0001 par value, 120,000,000 shares authorized, 11,422,161 and 6,047,161 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,142	605
Accumulated other comprehensive loss	(59,311)	(18,080)
Additional paid-in capital	35,754,872	25,541,210
Accumulated deficit	(23,478,740)	(12,230,952)
Total stockholders' equity	12,217,963	13,292,783
Total liabilities and stockholders' equity	$13,483,518	$14,259,828

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$1,157,174	$476,047	$2,460,363	$676,711
Research and development expenses	2,217,622	3,576	3,304,275	31,376
License expenses	250,000	—	350,000	—
Impairment of goodwill	—	—	5,187,519	—
Total operating expenses	3,624,796	479,623	11,302,157	708,087
Loss from operations	(3,624,796)	(479,623)	(11,302,157)	(708,087)
Other income (expense)	42,626	(18,570)	54,370	(33,970)
Net loss	$(3,582,170)	$(498,193)	$(11,247,787)	$(742,057)
Foreign currency translation adjustments	$(27,485)	$—	$(41,231)	$—
Comprehensive loss	$(3,609,655)	$(498,193)	$(11,289,018)	$(742,057)
Loss per common share - basic and diluted	$(0.32)	$(0.55)	$(1.13)	$(0.82)
Weighted average number of common shares outstanding:
Basic	11,422,161	910,000	10,031,249	910,000

See accompanying notes to interim consolidated financial statements.

The operations presented in the interim consolidated financial statements and accompanying notes for the three and six months ended June 30, 2018 represent the operations of the Company following the Cerulean/Private Daré stock purchase transaction, and for the three and six months ended June 30, 2017 represent the operations of the Company when it was private, making a comparison between periods difficult. See Note 1, “Organization of the Business,” of the Notes to the Interim Consolidated Financial Statements (Unaudited) appearing in this report for a discussion of the Cerulean/Private Daré stock purchase transaction.

Daré Bioscience, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(11,247,787)	$(742,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	288	—
Stock-based compensation	18,547	6
Acquired in-process research and development	452,000
Impairment of goodwill	5,187,519	—
Changes in operating assets and liabilities, net impact of acquisition:
Other receivables	259,562	—
Prepaid expenses	(35,838)	—
Other current assets	193,495	—
Other assets and deferred charges	66,160	—
Accounts payable and accrued expenses	298,585	550,666
Interest payable	—	33,976
Deferred rent	(75)	(2,800)
Net cash used in operating activities	(4,807,544)	(160,209)
Investing activities:
Purchases of property and equipment	(8,200)	—
Acquisition of Pear Tree	(452,000)	—
Net cash used in investing activities	(460,200)	—
Financing activities:
Net proceeds from issuance of common stock and warrants	10,195,653	—
Proceeds from issuance of convertible promissory notes	—	155,000
Net cash provided by financing activities	10,195,653	155,000
Effect of exchange rate changes on cash and cash equivalents	(41,231)	—
Net change in cash and cash equivalents	4,886,678	(5,209)
Cash and cash equivalents, beginning of period	7,559,846	44,614
Cash and cash equivalents, end of period	$12,446,524	$39,405

See accompanying notes to interim consolidated financial statements.

The operations presented in the interim consolidated financial statements and accompanying notes for the six months ended June 30, 2018 represent the operations of the Company following the Cerulean/Private Daré stock purchase transaction, and for the six months ended June 30, 2017 represent the operations of the Company when it was private, making a comparison between periods difficult. See Note 1, “Organization of the Business,” of the Notes to the Interim Consolidated Financial Statements (Unaudited) appearing in this report for a discussion of the Cerulean/Private Daré stock purchase transaction.

Daré Bioscience, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Description of the Business

Daré Bioscience, Inc., a Delaware corporation, was formed on November 28, 2005. Daré Bioscience, Inc. and its wholly owned subsidiaries, Daré Bioscience Operations, Inc., Daré Bioscience Australia Pty LTD, and Pear Tree Pharmaceuticals, Inc., operate in one segment. The term the “Company” as used herein refers collectively to Daré Bioscience, Inc. and its wholly owned subsidiaries, unless otherwise stated or the context otherwise requires.

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

On July 19, 2017, the Company completed its business combination with Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, in accordance with the terms of the Stock Purchase Agreement dated as of March 19, 2017, or the Daré Stock Purchase Agreement, by and among the Company, Private Daré and the holders of capital stock and securities convertible into capital stock of Private Daré named therein, or the Private Daré Stockholders. Pursuant to the Daré Stock Purchase Agreement, each Private Daré Stockholder sold their shares of capital stock in Private Daré to the Company in exchange for newly issued shares of the Company’s common stock, and as a result, Private Daré became a wholly owned subsidiary of the Company and the Private Daré Stockholders became majority shareholders of the Company. That transaction is referred to as the Cerulean/Private Daré stock purchase transaction. In accordance with the terms of the Daré Stock Purchase Agreement, the Company changed its name from “Cerulean Pharma Inc.” to “Daré Bioscience, Inc.”   References in this report to “Cerulean” refer to Cerulean Pharma Inc. prior to the closing of the Cerulean/Private Daré stock purchase transaction.

Since July of 2017, the Company has assembled a portfolio of clinical-stage and preclinical-stage candidates addressing unmet needs in women’s reproductive health. The Company has used a variety of transaction structures to license, acquire, or obtain an option to acquire, the rights to these assets. The Company’s two clinical-stage assets were obtained through product license and development agreements. The first, Ovaprene®, is a non-hormonal monthly contraceptive candidate that was licensed in July of 2017; and the second, Topical 5% Sildenafil Citrate Cream, is a potential treatment for Female Sexual Arousal Disorder that was licensed in February of 2018. The Company has also assembled a portfolio of preclinical candidates. In March of 2018, the Company entered into a collaboration and option agreement covering new injectable contraceptive product candidates; in April of 2018, the Company licensed the worldwide rights to a portfolio of preclinical intravaginal rings; in May of 2018, the Company acquired a company that owns the rights to a proprietary vaginal tamoxifen tablet for the treatment of vulvar and vaginal atrophy; and in July of 2018, the Company acquired certain assets related to a novel target for non-hormonal contraceptives for both men and women.

  The operations presented in the accompanying interim consolidated financial statements and in these notes for the three and six months ended June 30, 2018 represent the operations of the Company after giving effect to the Cerulean/Private Daré stock purchase transaction and as a public company. The interim consolidated financial statements and accompanying notes for the three and six months ended June 30, 2017 represent the operations of Private Daré, making a comparison between periods difficult.

The Company’s primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing its portfolio of product candidates through late-stage clinical development or regulatory approval.

The Company has not generated any revenue related to its primary business purpose to date and is subject to a number of risks common to other clinical-stage biopharmaceutical companies, including dependence on key individuals, competition from other companies, the need to develop commercially viable products in a timely and cost effective manner, and the need to obtain adequate additional financing to fund the development of product candidates. The Company is also subject to a number of risks similar to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.

2.Liquidity

The Company has a history of losses from operations and anticipates that it will continue to incur losses for at least the next several years. For the six months ended June 30, 2018, the Company incurred a net loss of $11.2 million. At June 30, 2018, the Company had an accumulated deficit of approximately $23.5 million and had cash and cash equivalents of approximately $12.4 million. The Company also had negative cash flow from operations of approximately $4.8 million during the six months ended June 30, 2018.

On January 4, 2018, the Company entered into an at-the-market, or ATM, sales agreement, under which the Company may sell stock from time to time up to an aggregate of $10.0 million in gross proceeds. During January and February 2018, the Company generated gross proceeds of approximately $1.1 million, resulting in net proceeds of approximately $803,000 on sales of 375,000 shares of common stock under this agreement. In February 2018, the Company also generated gross proceeds of approximately $10.3 million, resulting in net proceeds of $9.4 million from an underwritten offering of 5.0 million shares of common stock and warrants to purchase up to 3.5 million shares of common stock. All of the financing transactions completed during the first quarter of 2018 were registered pursuant to the Company’s effective shelf registration statement on Form S-3 and the related base prospectus included in that registration statement, as supplemented by the prospectus supplements dated January 4, 2018 and February 14, 2018.

The Company will need to raise additional capital to further fund the development of, and seek regulatory approvals for, its current product candidates and any future candidates it may license or otherwise acquire, as well as to commercialize any products, if approved. If additional funding is not available on a timely basis, on terms favorable to the Company and its stockholders, or at adequate levels, the Company will need to reevaluate its operating plans. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently focused primarily on the development and commercialization of innovative products in women’s reproductive health and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to these programs. If the clinical trials for any of the Company’s product candidates fail to produce successful results such that those product candidates do not advance in clinical development, then the Company’s business and prospects may suffer. Even if the product candidates advance in clinical development, they may fail to gain regulatory approval. Even if the product candidates are approved, they may fail to achieve market acceptance, and the Company may never become profitable. Even if the Company becomes profitable, it may not be able to sustain profitability. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other grant funding, collaborations and strategic alliances. The Company cannot be sure that additional financing will be available when needed or that, if available, it will be obtained on terms favorable to the Company or its stockholders.

As of the date of this report and based on current business plan estimates, the Company believes it has sufficient cash to fund its operating expenses over at least the next twelve months from issuance of these condensed consolidated financial statements.  In the event the Company acquires, licenses or develops any new products or product candidates that are not contemplated in its current business plan, or if the clinical development plans for its existing product candidates materially change, then the amount required to fund future operations could increase, possibly materially. In order to acquire or develop additional products and product candidates, the Company will require additional capital over time.

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

Principles of Consolidation

The interim consolidated financial statements of the Company are stated in U.S. dollars and are prepared using GAAP. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Daré Bioscience Operations, Inc., Daré Bioscience Australia Pty LTD, and Pear Tree Pharmaceuticals, Inc. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in accumulated other comprehensive loss in the interim consolidated balance sheets. All significant intercompany transactions and accounts have been eliminated in consolidation.

Recent Pronouncements Not Yet Adopted

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact of this accounting standard and the effect it might have on its financial statements.

Recently Adopted Accounting Standards

In May 2014, FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which impacts the way in which some entities recognize revenue for certain types of transactions. The new standard became effective beginning in 2018 for public companies. Because the Company does not currently have any contracts with customers, the Company’s adoption of this accounting standard did not impact the Company.

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

Cash and cash equivalents of $12.4 million and $7.6 million measured at fair value as of June 30, 2018 and December 31, 2017, respectively, are classified within Level 1 of the fair value hierarchy. Other receivables are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities.

4. Acquisitions

Cerulean/Private Dare Stock Purchase Transaction

As further discussed in Note 1, on July 19, 2017, the Cerulean/Private Daré stock purchase transaction closed. The Cerulean/Private Daré stock purchase transaction was accounted for as a reverse merger under the acquisition method of accounting whereby Private Daré was considered to have acquired Cerulean for financial reporting purposes because immediately upon completion of the transaction, Private Daré stockholders held a majority of the voting interest of the combined company. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the cash and cash equivalents at closing of the transaction of approximately $9.9 million and the impact of the unamortized fair value of stock options that were granted by Cerulean and outstanding prior to the closing of the transaction of approximately $3.7 million. The unamortized fair value of such stock options relates to an option modification approved on March 19, 2017 that provided for an acceleration of vesting of such options upon a change in control event. Such modification became effective upon the closing of the Cerulean/Private Daré stock purchase transaction. Hence, the unamortized fair value of such stock options is deemed to be part of total purchase consideration and goodwill. Transaction costs associated with the Cerulean/Private Daré stock purchase transaction of $0.96 million are included in general and administrative expense. The total purchase price consideration of approximately $24.3 million represents the fair value of the shares of Cerulean stock issued in connection with the Cerulean/Private Daré stock purchase transaction and the unamortized fair value of the stock options that were granted by Cerulean and outstanding prior to the closing of the transaction that were assumed on July 19, 2017 in connection with the closing of the transaction, which was allocated as follows:

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

The Company tests its goodwill for impairment at least annually as of December 31 and between annual tests if it becomes aware of an event or change in circumstance that would indicate the carrying value may be impaired. The Company tested goodwill for impairment at the entity level because it operates on the basis of a single reporting unit. A goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When impaired, the carrying value of goodwill is written down to fair value. Any excess of the reporting unit goodwill carrying value over the fair value is recognized as impairment loss.

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

The Company assessed goodwill at March 31, 2018, determined that there was an impairment and recognized an impairment charge of approximately $5.2 million in the interim consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018. As of March 31, 2018, the carrying value of goodwill on the Company’s consolidated balance sheet was written off in its entirety.

Pear Tree Merger

On April 30, 2018, the Company entered into an Agreement and Plan of Merger, the Merger Agreement, with Pear Tree Pharmaceuticals, Inc., or Pear Tree, Daré Merger Sub, Inc., a wholly-owned subsidiary of the Company, or Merger Sub, and two individuals in their respective capacities as Pear Tree stockholders’ representatives. The transactions contemplated by the Merger Agreement closed on May 16, 2018, and as a result, Pear Tree became the Company’s wholly owned subsidiary. The Company acquired Pear Tree to secure the rights to develop PT-101, a proprietary vaginal formulation of tamoxifen, as a potential treatment for vulvar and vaginal atrophy.

The Company determined that the acquisition of Pear Tree should be accounted for as an asset acquisition instead of a business combination since substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset is not considered a business.

Under the Merger Agreement, upon the closing of the merger, if the Positive Consideration Amount (as defined below) exceeded the Negative Consideration Amount (as defined below), certain former and continuing Pear Tree service providers and former holders of Pear Tree’s capital stock, or the Holders, would have been entitled to receive an amount of cash equal to such excess, and if the Negative Consideration Amount exceeded the Positive Consideration Amount, then the Company would be able to offset such excess from future payments that would otherwise be due to the Holders, including the potential payment of $75,000 due on the one-year anniversary of the closing of the merger. The Negative Consideration Amount exceeded the Positive Consideration Amount by approximately $132,000 at the time of the closing of the merger. As such, approximately $132,000 will be offset from future payments that would otherwise be due to the Holders. Under the Merger Agreement, Positive Consideration Amount means the sum of $75,000, and the cash and cash equivalents held by Pear Tree at closing, and Negative Consideration Amount means the sum of (i) certain Pear Tree indebtedness and transaction expenses, (ii) transaction expenses of the stockholders’ representatives, and (iii) amounts payable under Pear Tree’s management incentive plan.

Under the Merger Agreement, the Holders will be eligible to receive, subject to certain offsets, tiered royalties, including customary provisions permitting royalty reductions and offset, based on percentages of annual net sales of certain products subject to license agreements assumed by the Company and a percentage of sublicense revenue. The Company must also make payments to the Holders that are contingent on achieving certain clinical, regulatory and commercial milestones, and may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. The parties made customary representations, warranties, and covenants in the Merger Agreement, including provisions regarding indemnification. Transaction costs associated with the merger of approximately $452,000 are included in the Company’s research and development expense.

5. Convertible Promissory Notes

Prior to the Cerulean/Private Daré stock purchase transaction, Private Daré financed its operations through the sale of convertible promissory notes that entitled the holder to accrued interest at an annual rate of 8%. In the event of a preferred stock financing by Private Daré, all outstanding principal and unpaid interest under the convertible promissory notes would have converted into the shares of Private Daré’s preferred stock issued in such financing at the price per share paid by the purchasers of such shares and an additional number of shares equal to, depending on the time of purchase, 20% to 40% of the outstanding principal and unpaid interest, or the conversion benefit. Private Daré issued a convertible promissory note in the principal amount of $100,000 in February 2017, and between April 1, 2017 and June 6, 2017, Private Daré issued additional convertible promissory notes in the aggregate principal amount of $55,000.

In connection with the Cerulean/Private Daré stock purchase transaction, all outstanding convertible promissory notes were amended such that the principal amount of each note plus accrued interest thereon and taking into account the conversion benefit of such note, would convert into shares of common stock of Private Daré immediately prior to the closing of the Cerulean/Private Daré stock purchase transaction. The number of shares of Private Daré common stock issued upon conversion of the convertible promissory notes issued prior to March 31, 2017 was equal to (i) their outstanding principal amount plus accrued interest through March 31, 2017 multiplied by the respective conversion benefit, which ranged from 125% to 140%, divided by (ii) $0.18727. The number of shares of Private Daré common stock issued upon conversion of the convertible promissory notes issued after March 31, 2017 was equal to (i) 120% of their outstanding principal amount, divided by (ii) $0.38.

In connection with the closing of the Cerulean/Private Daré stock purchase transaction, all the outstanding shares of common stock of Private Daré, including the shares issued upon conversion of the above described convertible promissory notes, were exchanged for shares of common stock of the Company at the exchange ratio specified in the Daré Stock Purchase Agreement.

The Company recognized interest expense of $0 and $18,570 at June 30, 2018 and June 30, 2017, respectively, relating to the convertible promissory notes.

6. Stock-based Compensation

The 2015 Employee, Director and Consultant Equity Incentive Plan

Prior to the Cerulean/Private Daré stock purchase transaction, the 2015 Employee, Director and Consultant Equity Incentive Plan of Private Daré, or the 2015 Private Daré Plan, governed the issuance of incentive stock options, non-qualified stock options, stock grants and other stock-based awards to individuals who were then employees, officers, non-employee directors or consultants of Private Daré. Options granted under the 2015 Private Daré Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three-year period. Upon closing of the Cerulean/Private Daré stock purchase transaction, the 2015 Private Daré Plan was assumed by the Company and each outstanding option to acquire stock of Private Daré that was not exercised prior to such closing was assumed on the same terms and conditions as were applicable under the 2015 Private Daré Plan, and became an option to acquire such number of shares of the Company’s common stock as was equal to the number of Private Daré shares subject to such unexercised option multiplied by the exchange ratio specified in the Daré Stock Purchase Agreement, at a correspondingly adjusted exercise price. There were outstanding unexercised options to purchase 50,000 shares of Private Daré stock that were assumed in connection with the closing of the Cerulean/Private Daré stock purchase transaction, and which, based on the exchange ratio and after giving effect to the reverse stock split effected in connection with the closing of the Cerulean/Private Daré stock purchase transaction were replaced with options to purchase 10,149 shares of the Company’s common stock, all of which were outstanding as of June 30, 2018.

Private Daré issued 900,000 and 200,000 shares of fully vested restricted stock to non-employees under the 2015 Private Daré Plan during the years ended December 31, 2016 and December 31, 2015, respectively. On July 19, 2017, these shares were assumed by the Company and were replaced with 223,295 restricted shares of the Company’s common stock (after giving effect to the reverse stock split effected in connection with the closing of the Cerulean/Private Daré stock purchase transaction), all of which were outstanding as of June 30, 2018.

No options or restricted stock were granted under the 2015 Private Daré Plan during the six months ended June 30, 2017, and no further awards may be granted under the 2015 Private Daré Plan following the closing of the Cerulean/Private Daré stock purchase transaction on July 19, 2017.

2014 Employee Stock Purchase Plan

In March 2014, the Company’s board of directors adopted, and its stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective in April 2014. The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or on the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year. The board of directors decided against initiating a new offering period beginning January 1, 2017. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2018 or June 30, 2017.

2014 Stock Incentive Plan

The Company also maintains the Company’s 2014 Stock Incentive Plan, or the 2014 Plan. When the 2014 Plan was initially adopted, 240,000 shares of common stock were reserved for issuance under the 2014 Plan. In addition, “returning shares” that may become available from time to time are added back to the 2014 Plan. “Returning shares” are shares that are subject to outstanding awards granted under the 2014 Plan and the Company’s 2007 Stock Incentive Plan that expire or terminate prior to exercise or settlement, are forfeited because of failure to vest, or are repurchased. Options granted under the 2014 Plan have terms of no more than ten years from the date of grant unless earlier terminated.

On March 19, 2017, the Company’s board of directors approved two modifications to outstanding stock options granted under the 2014 Plan to participants who were providing services to the Company as of that date. One modification extended the exercise period of such stock options to two years after such participant’s termination date, unless the exercise period absent such modification would be longer. The other modification provided for accelerated vesting of such stock options upon a change in control event. These modifications resulted in unamortized fair value expense of approximately $3.7 million and was recorded as part of the total consideration in the Cerulean/Private Daré stock purchase transaction and discussed in Note 4.

At June 30, 2018, 138,804 shares of common stock were reserved for future issuance under the 2014 Plan, and options to purchase 537,422 shares of the Company’s common stock granted under the 2014 Plan were outstanding.

On May 28, 2018, the Company’s board of directors approved the Amended and Restated 2014 Plan, or the Amended 2014 Plan, which was subsequently approved by the Company’s stockholders on July 10, 2018. The number of shares authorized for issuance of awards under the Amended 2014 Plan was increased from 621,841 to 2,046,885, which is the sum of (a) 1,509,463 shares of common stock plus (b) 537,422 shares of common stock subject to awards granted under the 2014 Plan. An annual increase is to be added on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024, equal to the least of (i) 2,000,000 shares of common stock, (ii) 4% of the number of outstanding shares of common stock on such date or (iii) an amount determined by the Company’s board of directors.

Summary of Stock Option Activity

A summary of stock option activity with regard to the 2015 Private Daré Plan and the 2014 Plan, and related information for the six months ended June 30, 2018 is set forth in the table below. The exercise price of all options granted during the six months ended June 30, 2018 and 2017 was equal to the market value of the Company’s common stock on the date of the grant. As of June 30, 2018, unamortized stock-based compensation expense of $35,123 will be amortized over a weighted average period of 2.33 years.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017 (1)	539,896	$31.40
Granted	7,675	1.68
Exercised	—	—
Cancelled/expired	—	—
Outstanding at June 30, 2018 (unaudited)	547,571	$30.98
Exercisable at June 30, 2018 (unaudited)	529,721	$31.89
(1)	Includes 10,149 shares subject to options granted under the 2015 Private Daré Plan that were assumed in connection with the Cerulean/Private Daré stock purchase transaction.

Compensation Expense

Total stock-based compensation expense related to the issuance of stock option awards to employees that was recognized in the consolidated statement of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$—	$—	$—	$—
General and administrative	9,423	3	18,547	6
Total	$9,423	$3	$18,547	$6

There were no stock options granted during the six months ended June 30, 2017. The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the six months ended June 30, 2018 are as follows:

Six months ended
June 30, 2018
Expected life in years	10.0
Risk-free interest rate	2.76%
Expected volatility	124%
Forfeiture rate	0.0%
Dividend yield	0.0%
Weighted-average fair value of options granted	$1.61

Restricted Stock After the Cerulean/Private Daré Stock Purchase Transaction

The 3.14 million shares of common stock issued in connection with the Cerulean/Private Daré stock purchase transaction to the shareholders of Private Daré have not been registered with the SEC and may only be sold if registered under the Securities Act of 1933, as amended, or pursuant to an exemption from the SEC’s registration requirements. The shares held by non-affiliates became eligible for sale pursuant to Rule 144 beginning six months after the closing date of the Cerulean/Private Daré stock purchase transaction.

7.Stockholders’ Equity

ATM Sales Agreement

On January 4, 2018, the Company entered into a common stock sales agreement pursuant to which the Company may sell up to an aggregate of $10 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended), including in sales made directly on the Nasdaq Capital Market, or Nasdaq, to or through a market maker or, subject to our prior approval, in negotiated transactions. The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement plus certain legal expenses.

During the six months ended June 30, 2018, the Company generated gross proceeds of approximately $1.1 million and incurred issuance costs of $270,000 under this agreement on sales of an aggregate of 375,000 shares of the Company’s common stock, all of which were sold during January and February 2018.

Underwritten Public Offering

On February 15, 2018, the Company closed an underwritten public offering of 5.0 million shares of its common stock and warrants to purchase up to 3.5 million shares of its common stock. Each share of common stock was sold together with a warrant to purchase up to 0.70 of a share of the Company’s common stock, at an exercise price of $3.00 per share. The offering, including shares issued upon exercise of the underwriter’s overallotment option, generated gross proceeds of $10.3 million, and after the payment of expenses, the Company received net proceeds of approximately $9.4 million. The warrants are exercisable immediately and for a period of five years from the date of issuance. The warrants include a price-based anti-dilution provision, which provides that, subject to certain limited exceptions, the exercise price of the warrants will be adjusted downward if the Company issues or sells (or is deemed to issue or sell) securities at a price that is less than the exercise price in effect immediately prior to such issuance or sale (or deemed issuance or sale), before the expiration of the warrant term. In that case, the new exercise price of the warrants would equal the price at which the new securities are issued or sold (or are deemed to have been issued or sold). In addition, subject to certain exceptions, if the Company issues, sells or enters into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of the Company’s common stock, the holders of the warrants shall have the right to substitute such variable price for the exercise price of the warrant then in effect. The warrants are exercisable only for cash, unless the registration statement of which the prospectus registering the offering was part is not effective for the issuance of the shares underlying the warrants, in which case the warrants may be exercised on a cashless basis. The Company granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of its common stock and warrants to purchase up to 525,000 shares of its common stock directly from the Company at a price of $2.05 per common share and accompanying warrant. The Company received an overallotment notice from the underwriter for warrants to purchase up to 220,500 shares of its common stock, which were issued on February 15, 2018.

The Company has estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which has been recorded in equity as of the grant date. As described above at Note 3, Recently Adopted Accounting Standards, the Company early adopted ASU 2017-11 and as a result has recorded the fair value of the warrants as equity.

Common Stock Warrants

No warrants were exercised during the six months ended June 30, 2018 or 2017. As of June 30, 2018, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
169	$177.00	August 8, 2018
2,906	$120.40	December 1, 2021
3,737	$120.40	December 6, 2021
17,190	$60.50	January 8, 2020
6,500	$10.00	April 4, 2026
3,720,500	$3.00	February 15, 2023
3,751,002

8. Commitments and Contingencies

License and Research Agreements

ADVA-Tec License Agreement

On March 19, 2017, the Company entered into a license agreement, or the ADVA-Tec Agreement, with ADVA-Tec, Inc., or ADVA-Tec, under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide. The ADVA-Tec Agreement became effective once the Company secured the initial funding required in accordance with its terms. ADVA-Tec and its affiliates own issued patents or patent applications covering Ovaprene and control proprietary trade secrets covering the manufacture of Ovaprene. As of the date of these interim consolidated financial statements, this patent portfolio includes 12 issued patents worldwide, along with 8 patent applications, all of which in accordance with the terms of the ADVA-Tec Agreement are exclusively licensed to the Company for the human contraceptive use of Ovaprene. The Company also has a right of first refusal to license these patents and patent applications for purposes of additional indications for Ovaprene. Under the ADVA-Tec Agreement, ADVA-Tec will conduct certain research and development work as necessary to allow the Company to seek a Premarket Approval, or PMA, from the United States Food and Drug Administration, or the FDA, and will supply the Company with its requirements of Ovaprene for clinical and commercial use on commercially reasonable terms.

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

Under the ADVA-Tec Agreement, the Company is required to make payments to ADVA-Tec of up to $14.6 million in aggregate based on the achievement of specified development and regulatory milestones and is also required to make payments of up to $20 million in the aggregate based on the achievement of specified commercial milestones. Because these payments are dependent upon the successful progress of the Company’s product development programs, the Company is unable to estimate with certainty when these milestone payments will occur, if ever.

SST License and Collaboration Agreement

On February 11, 2018, the Company entered into a license and collaboration agreement, or the SST License Agreement, with Strategic Science & Technologies-D, LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, pursuant to which the Company was required to secure an investment of at least $10 million by March 31, 2018. The Company announced that it had met this funding requirement on February 15, 2018. The SST License Agreement provides the Company with an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST’s topical formulation of Topical 5% Sildenafil Citrate Cream as it exists as of the effective date of the SST License Agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.

Under the terms of the SST License Agreement, the Company retains rights to inventions made by its employees, SST retains rights to inventions made by its employees, and each party shall own a 50% undivided interest in all joint inventions. Each party has agreed to collaborate through a Joint

Development Committee, or JDC, which shall be responsible for determining the strategic objectives for, and generally overseeing, the development efforts of both parties under the SST License Agreement. Further, the Company has agreed to use commercially reasonable efforts to develop the Licensed Products in the Field of Use in accordance with a development plan contained in the SST License Agreement, and to commercialize the Licensed Products in the Field of Use.

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

The Company’s license received under the SST License Agreement continues on a country-by-country basis until the later of 10 years from the date of the first commercial sale of such Licensed Product or the expiration of the last valid claim of patent rights covering the Licensed Product in the Field of Use. The SST License Agreement provides that each party will have customary rights to terminate the SST License Agreement in the event of material uncured breach by the other party, and, (i) prior to receipt of approval by a regulatory authority necessary for commercialization of a Licensed Product in the corresponding jurisdiction, including New Drug Application Approval, or NDA Approval, the Company will have the right to terminate the SST License Agreement without cause upon 90 days prior written notice to SST, and (ii) following receipt of approval by a regulatory authority necessary for commercialization of a Licensed Product in the corresponding jurisdiction, including NDA Approval, the Company will have a right to terminate the SST License Agreement without cause upon one 180 days prior written notice. In addition, the SST License Agreement provides SST with the right to terminate the SST License Agreement with respect to the applicable Licensed Product(s) in the applicable country(ies) upon 30 days’ notice to the Company if the Company fails to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan and does not cure such failure within 60 days of receipt of SST’s notice thereof.

Upon expiration (but not termination) of the SST License Agreement in a particular country, the Company shall have a fully paid-up license under the licensed intellectual property to develop and commercialize the applicable Licensed Products in the applicable country on a non-exclusive basis.

Orbis Development and Option Agreement

On March 12, 2018, the Company entered into an exclusive development and option agreement, or the Orbis Agreement, with Orbis Biosciences, or Orbis, for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ORB-204 and ORB-214, respectively). The Company has agreed to pay Orbis $300,000 to conduct the first stage of development work, Stage 1, as follows: $150,000 upon signing the Orbis Agreement, $75,000 at the 50% completion point, not later than 6 months following the date the Orbis Agreement was signed, and $75,000 upon delivery by Orbis of the 6-month batch, not later than 11 months following the date the Orbis Agreement was signed. Upon Orbis successfully completing Stage 1 of the development program and achieving the predetermined target milestones for Stage 1, the Company will have 90 days to instruct Orbis whether to commence the second stage of development work, Stage 2. Should the Company execute its option to proceed to Stage 2, it will be obligated to provide additional funding to Orbis for such activities.

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

An injectable contraceptive is designed to provide discreet, non-implanted, protection over periods of months. Limitations of the currently marketed injectable contraceptive is that it provides contraceptive protection for only three months and can delay the ability to get pregnant for up to ten months after receiving the injection. The target product profiles of ORB-204 and ORB-214 include prolonged duration (6 to 12 months), improved ease of use, with an improved side effect profile and predictable return to fertility.

Pre-clinical studies for the 6- and 12-month formulations have been completed to date, including establishing pharmacokinetics and pharmacodynamics profiles. The collaboration with Orbis will continue to advance the program through formulation optimization with the goal of achieving sustained release over the target time period.

The Orbis Agreement provides the Company with an option to enter into a license agreement for ORB-204 and ORB-214 should upcoming development efforts be successful.

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

•Milestone Payments. The Company is required to make potential future development and sales milestone payments of up to $43.8 million (up to $13.5 million in clinical and regulatory milestones and up to $30.3 million in sales milestones) for each product or process covered by the licenses granted under the Juniper License Agreement.

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

Pear Tree Acquisition

The Company must also make certain royalty and milestone payments under the Merger Agreement. See the discussion under the “Pear Tree Merger” heading in Note 4, “Acquisitions,” above.

Funding Award from the National Institutes of Health

On April 30, 2018, the Company announced that it received a Notice of Award for the first $224,665 of the anticipated $1.9 million in grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the National Institutes of Health.  The award will be applied to important clinical development efforts supporting the Company’s lead product candidate, Ovaprene. The balance of the award is contingent upon, among other matters, assessment of the results of the first phase of the research and availability of funds. The Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses in order to receive payment.

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

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	547,571	10,519	547,571	10,519
Warrants	3,751,002	—	3,751,002	—
Total	4,298,573	10,519	4,298,573	10,519

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

References in this report: (a) to “Cerulean” refer to Cerulean Pharma, Inc. prior to the closing of the Cerulean/Private Daré stock purchase transaction (as described in the “2017 Business Combination and Related Transactions” section below); and (b) to “we,” “us,” “our,” “Daré” or the “Company” refer collectively to Daré Bioscience, Inc. and its wholly owned subsidiaries, unless otherwise stated or the context otherwise requires. All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

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

Business Overview

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

Since July of 2017, we have assembled a portfolio of clinical-stage and preclinical-stage candidates addressing unmet needs in women’s reproductive health. We have used a variety of transaction structures to license, acquire, or obtain an option to acquire the rights to these assets.

Our two clinical-stage assets were obtained through product license and development agreements:

•	Ovaprene, a non-hormonal monthly contraceptive candidate, was licensed in July of 2017 from ADVA-Tec, Inc.;
•

Topical 5% Sildenafil Citrate Cream, a potential treatment for Female Sexual Arousal Disorder, or FSAD, was licensed in February of 2018 from Strategic Science & Technologies-D, LLC and Strategic Science & Technologies, LLC, or referred to collectively as SST.

Our preclinical candidates were obtained through the following agreements:

•	In March of 2018, we entered into a collaboration and option agreement with Orbis Biosciences Inc., or Orbis, covering new injectable contraceptive product candidates;

•	in April of 2018, we licensed the worldwide rights to a portfolio of preclinical intravaginal rings from Juniper Pharmaceuticals, Inc., or Juniper;
•	in May of 2018, we acquired Pear Tree Pharmaceuticals, Inc., or Pear Tree, a company that owns the rights to a proprietary vaginal tamoxifen tablet for the treatment of vulvar and vaginal atrophy; and
•	in July of 2018, we acquired certain assets from Hydra Bioscience, Inc., or Hydra, related to a novel target for non-hormonal contraceptives for both men and women.

We expect that the bulk of our development expenses over the next two years will support the advancement of our two clinical-stage product candidates, Ovaprene and Topical 5% Sildenafil Citrate Cream. We initiated a postcoital test, or PCT, clinical trial of Ovaprene in May 2018. We intend to commence various clinical and other studies related to Topical 5% Sildenafil Citrate Cream in the second half of 2018. We are in the process of seeking guidance from the FDA regarding the design of our Phase 2b clinical trial for Topical 5% Sildenafil Citrate Cream. The timing of when we initiate any clinical studies related to Topical 5% Sildenafil Citrate Cream, including our Phase 2b clinical trial, will be influenced by such guidance. In addition to our clinical-stage programs, we also intend to fund a portion of the development expenses of our other preclinical stage assets. Any additional product candidates we may obtain in the future will also require cash to fund their development.

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

Ovaprene is a combination product that previously underwent a request for designation process within the Office of Combination Products at the U.S. Food and Drug Administration, or FDA. The FDA designated Center for Devices and Radiological Health, or CDRH, as the lead agency FDA program center for premarket review and product regulation; it also provided notice that CDRH has determined that a Premarket Approval, or PMA, will be required. We intend to develop Ovaprene based on PMA guidelines. If approved, Ovaprene would represent a new category of birth control. In a PCT pilot study conducted in 20 women and published in The Journal of Reproductive Medicine® in 2009, Ovaprene demonstrated the ability to immobilize sperm and prevent their progression into the cervical mucus.

The ongoing PCT clinical trial of Ovaprene is designed to assess general safety, acceptability, and effectiveness in preventing progressively motile sperm from reaching the cervical canal following intercourse. The study is enrolling 50 couples, with the woman to be evaluated over the course of five menstrual cycles, with a target of having at least 25 women complete a total of 21 visits. Each woman’s cervical mucus will be measured at several points during the study, including a baseline measurement at menstrual cycle 1 that excludes the use of any product. Subsequent cycles and visits will include the use of a diaphragm (menstrual cycle 2) and the Ovaprene non-hormonal vaginal ring (menstrual cycles 3, 4 and 5). Data from the PCT clinical trial is expected to be available in the second half of 2019.  If there is demonstration of feasibility in the PCT clinical trial, we intend to prepare and file an Investigational Device Exemption, or IDE, with the FDA to commence a pivotal clinical trial to support marketing approvals of Ovaprene in the United States, Europe and other countries worldwide.

Our Topical 5% Sildenafil Citrate Cream, which incorporates sildenafil, the same active ingredient in male erectile dysfunction drug Viagra®, if approved, could be the first FDA-approved FSAD treatment option for women. FSAD is characterized primarily by an inability to attain or maintain sufficient physical sexual arousal, frequently resulting in distress or interpersonal difficulty. Topical 5% Sildenafil Citrate Cream is specifically designed to increase blood flow locally to the vulvar-vaginal tissue in women, leading to a potential improvement in genital arousal response and overall sexual experience.

We plan to pursue the 505(b)(2) regulatory pathway for Topical 5% Sildenafil Citrate Cream in the U.S. to leverage the existing data and established safety profile of the Viagra® brand. We intend to commence various clinical and other studies related to Topical 5% Sildenafil Citrate Cream in the second half of 2018. We are in the process of seeking guidance from the FDA regarding the design of our Phase 2b clinical trial for Topical 5% Sildenafil Citrate Cream. The timing of when we initiate any clinical studies related to Topical 5% Sildenafil Citrate Cream, including our Phase 2b clinical trial, will be influenced by such guidance. Currently, the planned Phase 2b study is expected to evaluate the product candidate under real-life conditions in women with FSAD. Clinical endpoints are expected to include patient reported outcomes (PROs) using validated questionnaires, and we are seeking input from the FDA on the proposed PROs and questionnaire tools as well.

Financial Overview

We incurred losses of approximately $11.5 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of approximately $12.2 million and cash and cash equivalents of $7.6 million. We also had negative cash flow from operations of approximately $2.5 million for the year ended December 31, 2017. As of June 30, 2018, we had (a) an accumulated deficit of approximately $23.5 million and (b) cash and cash equivalents of approximately $12.4 million. We also had negative cash flow from operations of approximately $4.8 million during the six months ended June 30, 2018. As further discussed below, in “Recent Events – Capital Raising,” we received net proceeds of approximately $10.2 million in the aggregate in early 2018 through the sale of equity securities. We will need to raise substantial additional capital to continue to fund our operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.

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

We and our wholly owned subsidiaries, Private Daré, Daré Bioscience Australia Pty LTD, and Pear Tree Pharmaceuticals, Inc. operate in one business segment.

On July 20, 2017, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts of common stock, options and warrants in this report, including those amounts included in the accompanying interim consolidated financial statements, have been restated for all periods to give retroactive effect to the reverse stock split

Recent Events

Capital Raising

On January 4, 2018, we entered into a common stock sales agreement pursuant to which we may sell up to an aggregate of $10 million worth of shares of our common stock from time to time in “at-the-

market” offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended), including in sales made directly on Nasdaq, to or through a market maker or, subject to our prior approval, in negotiated transactions. We will pay an aggregate commission rate of up to 3% of the gross proceeds of any common stock sold under this agreement. In January and February 2018, we generated gross proceeds of approximately $1.1 million resulting in net proceeds of an aggregate of approximately $803,000 on sales of 375,000 shares of our common stock under this agreement.

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

Topical 5% Sildenafil Citrate Cream License and Collaboration Agreement

On February 11, 2018, we entered into a license and collaboration agreement, or the SST License Agreement, with SST. Under the SST License Agreement, subject to our securing an investment of at least $10.0 million by March 31, 2018, which we secured as a result of the underwritten public offering that closed on February 15, 2018 discussed above, we obtained a worldwide exclusive, royalty-bearing, sublicensable license to develop and commercialize in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST’s topical formulation of Topical 5% Sildenafil Citrate Cream as it exists as of the effective date of the SST License Agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the SST Licensed Products.

We agreed to use commercially reasonable efforts to develop the SST Licensed Products in the Field of Use in accordance with a development plan contained in the SST License Agreement, and to commercialize the SST Licensed Products in the Field of Use.

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

Orbis Development and Option Agreement

On March 12, 2018, we entered into an exclusive development and option agreement, or the Orbis Agreement, with Orbis, for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ORB-204 and ORB-214, respectively). The collaboration represents our first partnership that leverages funds and development work supported to date by investment from a donor and non-profit development community devoted to improving options in women’s reproductive health, positioning us as a committed industry partner to advance innovation that addresses global gaps in therapeutic options. We have agreed to pay Orbis $300,000 to conduct the first stage of development work, Stage 1, as follows: $150,000 upon signing the Orbis Agreement, $75,000 at the 50% completion point, not later than 6 months following the date the Orbis Agreement was signed, and $75,000 upon delivery by Orbis of the 6-month batch, not later than 11 months following the date the Orbis Agreement was signed. Upon Orbis successfully completing Stage 1 of the development program and achieving the predetermined target milestones for Stage 1, we will have 90 days to instruct Orbis whether to commence the second stage of development work, Stage 2. Should we execute our option to proceed to Stage 2, we will be obligated to provide additional funding to Orbis for such activities.

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

An injectable contraceptive is designed to provide discreet, non-implanted protection over periods of months. Limitations of the currently marketed injectable contraceptive is that it provides contraceptive protection for only three months and can delay the ability to get pregnant for up to ten months after receiving the injection. The target product profiles of ORB-204 and ORB-214 include prolonged duration (6 to 12 months), improved ease of use, with an improved side effect profile and predictable return to fertility.

Pre-clinical studies for the 6- and 12-month formulations have been completed to date, including establishing pharmacokinetics and pharmacodynamics profiles. The collaboration with Orbis will continue to advance the program through formulation optimization with the goal of achieving sustained release over the target time period.

The Orbis Agreement provides us with an option to enter into a license agreement for ORB-204 and ORB-214 should upcoming development efforts be successful.

Juniper Exclusive License Agreement

On April 24, 2018, we entered into an Exclusive License Agreement, or the Juniper License Agreement, with Juniper, pursuant to which Juniper granted us (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Juniper, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Juniper to make, have made, use, have used, sell, have sold, import and have imported products and processes.  We are entitled to sublicense the rights granted to us under the Juniper License Agreement.

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

•Milestone Payments. We are required to make potential future development and sales milestone payments of up to $43.8 million (up to $13.5 million in clinical and regulatory milestones and up to $30.3 million in sales milestones) for each product or process covered by the licenses granted under the Juniper License Agreement.

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

•Term. Unless earlier terminated, the term of the Juniper License Agreement will continue on a country-by-country basis until the later of (1) the expiration date of the last valid claim within such country, or (2) 10 years from the date of first commercial sale of a product or process in such country. Upon expiration (but not earlier termination) of the Juniper License Agreement, the licenses granted thereunder will convert automatically to fully-paid irrevocable licenses. Juniper may terminate the Juniper License Agreement (1) upon 30 days’ notice for our uncured breach of any payment obligation under the Juniper License Agreement, (2) if we fail to maintain required insurance, (3) immediately upon our insolvency or the making of an assignment for the benefit of our creditors or if a bankruptcy petition is filed for or against us, which petition is not dismissed within 90 days, or (4) upon 60 days’ notice for any uncured material breach by us of any of our other obligations under the Juniper License Agreement. We may terminate the Juniper License Agreement on a country-by-country basis for any reason by giving 180 days’ notice (or 90 days’ notice if such termination occurs prior to receipt of marketing approval in the United States). If Juniper terminates the Juniper License Agreement for the reason described in clause (4) above or if we terminate the Juniper License Agreement, Juniper will have full access including the right to use and reference all product data generated during the term of the Juniper License Agreement that is owned by us.

Pear Tree Pharmaceuticals Acquisition

On April 30, 2018, we entered into an Agreement and Plan of Merger, the Merger Agreement, with Pear Tree, Daré Merger Sub, Inc., our wholly-owned subsidiary, or Merger Sub, and Pear Tree stockholders’ representatives. The transactions contemplated by the Merger Agreement closed on May 16, 2018, and as a result, Pear Tree became our wholly owned subsidiary. We acquired Pear Tree to secure the rights to develop PT-101, a proprietary vaginal formulation of tamoxifen, as a potential treatment for vulvar and vaginal atrophy.

Under the Merger Agreement, upon the closing of the merger, if the Positive Consideration Amount (as defined below) exceeded the Negative Consideration Amount (as defined below), certain former and continuing Pear Tree service providers and former holders of Pear Tree’s capital stock, or the Holders, would have been entitled to receive an amount of cash equal to such excess, and if the Negative Consideration Amount exceeded the Positive Consideration Amount, then we would be able to offset such excess from future payments that would otherwise be due to the Holders, including the potential payment of $75,000 due on the one-year anniversary of the closing. The Negative Consideration Amount exceeded the Positive Consideration Amount by approximately $132,000.  As such, approximately $132,000 will be offset from future payments that would otherwise be due to the Holders. Under the Merger Agreement, Positive Consideration Amount means the sum of $75,000 and the cash and cash equivalents held by Pear Tree at closing, and Negative Consideration Amount means the sum of (i) certain Pear Tree indebtedness and transaction expenses, (ii) transaction expenses of the stockholders’ representatives, and (iii) amounts payable under Pear Tree’s management incentive plan.

Under the Merger Agreement, the Holders will be eligible to receive, subject to certain offsets, tiered royalties, including customary provisions permitting royalty reductions and offset, based on percentages of annual net sales of certain products subject to license agreements we assumed, and a percentage of sublicense revenue. We must also make payments to the Holders that are contingent on achieving certain clinical, regulatory and commercial milestones, and may be paid, in our sole discretion, in cash or shares of our common stock. The parties made customary representations, warranties, and covenants in the Merger Agreement, including provisions regarding indemnification.

Financial Operations Overview

The results of our operations discussed in this section and the operations presented in the interim consolidated financial statements and accompanying notes for the three and six months ended June 30, 2018 represent our operations after giving effect to the Cerulean/Private Daré stock purchase transaction. The interim consolidated financial statements and accompanying notes for the three and six months ended June 30, 2017 represent the operations of Private Daré, making a comparison between periods difficult.

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

Research and Development Expenses

Research and development expenses primarily represent costs incurred to conduct research and development of our product candidates. Also, included in research and development expenses are transaction costs related to the Pear Tree acquisition, which we acquired to secure the rights to develop PT-101, a proprietary vaginal formulation of tamoxifen, as a potential treatment for vulvar and vaginal atrophy. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies;
•	transaction costs related to the Pear Tree acquisition; and
•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.

We expect research and development expenses to increase in the future as we invest in the development of Ovaprene, Topical 5% Sildenafil Citrate Cream, an intravaginal hormonal ring, vaginal tamoxifen and any other potential product candidates that we may choose to develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, and inventory build-up related costs and the payment of success-based milestones. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.

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

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017 (Unaudited)

The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three months ended June 30,		Change
	2018	2017	Dollars
Operating expenses:
General and administrative expense	$1,157,174	$476,047	681,127
Research and development expenses	2,217,622	3,576	2,214,046
License expenses	250,000	—	250,000
Total operating expenses	3,624,796	479,623	3,145,173
Loss from operations	(3,624,796)	(479,623)	(3,145,173)
Other income (expense)	42,626	(18,570)	61,196
Net loss	$(3,582,170)	$(498,193)	(3,083,977)
Other comprehensive loss:
Foreign currency translation adjustments	$(27,485)	$—	(27,485)
Comprehensive loss	$(3,609,655)	$(498,193)	(3,111,462)

Revenues

We did not recognize any revenue for the three months ended June 30, 2018 or 2017.

General and administrative expenses

The increase of $681,127 in general and administrative expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily attributable to an increase in personnel costs of approximately $384,000 due to salary expense in the current period, including bonuses, with no comparable expense in the same period of the prior year, an increase in legal and professional services of approximately $57,000 related to the costs of being a public company, an increase in insurance costs of approximately $93,000 related to directors and officers insurance policies and employee benefits with no comparable expense in the prior period, and an increase in taxes and licenses of approximately $29,000 with no comparable expense in the prior period. Following the Cerulean/Private Daré stock purchase transaction and based upon the recommendation of our compensation consultant and approval of the Compensation Committee of our Board of Directors, we began paying our newly appointed executive officers compensation at a level in line with market rates for executive officers of early stage, pre-commercial biopharmaceutical public companies.

Research and development expenses

The increase of $2,214,046 in research and development expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily attributable to approximately $1,475,000 of development costs associated with our lead product candidates, Ovaprene and Topical 5% Sildenafil Citrate Cream, approximately $452,000 of transaction costs associated with our acquisition of Pear Tree, and approximately $233,000 of payroll and related expense.

License expenses

The increase of $250,000 in license expenses for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was entirely related to the $250,000 non-creditable upfront license fee payment to Juniper in connection with the execution of the Juniper License Agreement. For further discussion, see Note 8, “Commitments and Contingencies” of the Notes to the Interim Consolidated Financial Statements (Unaudited).

Other income (expense)

The increase of $61,196 in other income (expense) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to dividends earned on cash balances in the current period.

Comparison of Six Months Ended June 30, 2018 and 2017 (Unaudited)

The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Six months ended June 30,		Change
	2018	2017	Dollars
Operating expenses:
General and administrative	$2,460,363	$676,711	1,783,652
Research and development expenses	3,304,275	31,376	3,272,899
License expenses	350,000	—	350,000
Impairment of goodwill	5,187,519	—	5,187,519
Total operating expenses	11,302,157	708,087	10,594,070
Loss from operations	(11,302,157)	(708,087)	(10,594,070)
Other income (expense)	54,370	(33,970)	88,340
Net loss	$(11,247,787)	$(742,057)	(10,505,730)
Other comprehensive loss:
Foreign currency translation adjustments	$(41,231)	$—	(41,231)
Comprehensive loss	$(11,289,018)	$(742,057)	(10,546,961)

Revenues

We did not recognize any revenue for the six months ended June 30, 2018 or 2017.

General and administrative expenses

The increase of $1,783,652 in general and administrative expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to an increase in legal and professional services of approximately $625,000 related to being a public company, the completion of two financings and multiple product acquisition transactions, an increase in personnel costs of approximately $642,000 due to salary expense in the current period, including bonuses, with no comparable expense in the same period of the prior year, an increase in insurance costs of approximately $221,000 related to directors and officers insurance policies and employee benefits, with no comparable expense in the prior period,  and an increase in taxes and licenses of approximately $71,000 with no comparable expense in the prior period. Following the Cerulean/Private Daré stock purchase transaction and based upon the recommendation of our compensation consultant and approval of the Compensation Committee of our Board of Directors, we began paying our newly appointed executive officers compensation at a level in line with market rates for executive officers of early stage, pre-commercial biopharmaceutical public companies.

Research and development expenses

The increase of $3,272,899 in research and development expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to approximately $2,273,000 of development costs associated with our lead product candidates, Ovaprene and Topical 5% Sildenafil Citrate Cream, approximately $452,000 of transaction costs associated with our acquisition of Pear Tree, approximately $338,000 of payroll and related expense, and $150,000 related to the execution of the Orbis Agreement.

License expenses

The increase of $350,000 in license expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was related to the $250,000 non-creditable upfront license fee payment to Juniper in connection with the execution of the Juniper License Agreement and to the $100,000 in license fees paid to SST. For further discussion, see Note 8, “Commitments and Contingencies” of the Notes to the Interim Consolidated Financial Statements (Unaudited).

Goodwill impairment expense

We incurred an impairment loss of $5,187,519 for the six months ended June 30, 2018 due to our determination that the carrying amount of our goodwill exceeded its estimated fair value at March 31, 2018. See Note 4, “Acquisitions,” of the Notes to the Interim Consolidated Financial Statements (Unaudited) appearing in this report for a discussion of our goodwill analysis.

Other income (expense)

The increase of $88,340 in other income (expense) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to dividends earned on cash balances in the current period.

Liquidity and capital resources

We have a history of annual losses from operations, and we anticipate that we will continue to incur losses for at least the next several years. As of June 30, 2018, we had incurred a net loss from operations of $11.2 million, our accumulated deficit was $23.5 million, we had $12.4 million in cash and cash equivalents and working capital of $11.6 million.

We have not generated any revenue to date, and we cannot anticipate if, and when we will generate any revenue. We must obtain regulatory approvals in order to sell any of our products in the future. We will need to generate sufficient safety and efficacy data on our product candidates in order for them to be attractive assets for potential strategic partners to license or for pharmaceutical companies to acquire, and for us to generate cash and other license fees related to such product candidates. At the same time, we expect our expenses to increase in connection with the PCT clinical trial of Ovaprene, clinical and other studies related to Topical 5% Sildenafil Citrate Cream, other efforts to advance our portfolio, and any other development activities we may undertake in the future. We also expect to continue to incur additional costs given the requirements of operating as a public company.

Our primary uses of capital are, and we expect will continue to be, staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, milestone payments due upon the successful advancement of our product candidates, legal expenses, other regulatory expenses and general overhead costs.

We believe our existing cash balances will be sufficient to satisfy our working capital needs and other liquidity requirements associated with our planned operations for at least the next 12 months.

Based on our current plans and existing cash balances, we believe that our available funds will be sufficient for us to complete the PCT clinical trial of Ovaprene that commenced in mid-2018 and to advance Topical 5% Sildenafil Citrate Cream into a Phase 2b clinical trial. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our available cash resources sooner than we currently expect.

We will continue to require additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product portfolio, and we are currently evaluating a variety of financing options. Our operating expenses will increase as we advance into later stages of product development, including a pivotal contraceptive study, and expand our product portfolio. If we obtain regulatory approval for any of our product candidates, we will need additional funds to commercialize them. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of clinical development efforts.

We intend to cover our future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other grant funding, collaborations and strategic alliances. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our current stockholders will be diluted. There can be no assurance that we will be able to raise additional capital when needed or on terms favorable to us and our stockholders. If we are unable to raise additional capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations, any of which would have a negative impact on our financial condition.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(4,807,544)	$(160,209)
Net cash used in investing activities	(460,200)	—
Net cash provided by financing activities	10,195,653	155,000
Effect of exchange rate changes on cash and cash equivalents	(41,231)	—
Net increase (decrease) in cash	$4,886,678	$(5,209)

Net cash used in operating activities

Cash used in operating activities for the six months ended June 30, 2018 included the net loss of $11.2 million, decreased by non-cash impairment of goodwill of $5,187,519, acquired in-process research and development expense of approximately $452,000 and non-cash stock-based compensation expense of $18,547. Major components providing operating cash in this period were a $298,585 increase of accounts payable and accrued expenses, a $259,562 decrease in other receivables and a $193,495 decrease in other current assets.

Cash used in operating activities for the six months ended June 30, 2017 included the net loss of $742,057. A component reducing operating cash in this period was a $2,800 increase in other current liabilities. Major components providing operating cash included a $550,666 increase in accounts payable and accrued expenses.

Net cash used in investing activities

Cash used in investing activities for the six months ended June 30, 2018 consisted of approximately $452,000 of transaction costs associated with our acquisition of Pear Tree and approximately $8,200 related to the purchase of property and equipment, with no comparable expense in the same period of the prior year.

Net cash provided by financing activities

Cash provided by financing activities for the six months ended June 30, 2018 consisted of proceeds from the underwritten public offering completed in February 2018 and sales under the common stock sales agreement completed in January and February 2018.

Cash provided by financing activities for the six months ended June 30, 2017 consisted of proceeds from the issuance of convertible promissory notes.

License and Royalty Agreements

We may be required to make various royalty and milestone payments under the product license and development agreements related to our two clinical-stage assets, Ovaprene and Topical 5% Sildenafil Citrate Cream, and under the various other agreements related to our preclinical candidates.  For further discussion of these potential payments, see Note 8, “Commitments and Contingencies,” of the Notes to the Interim Consolidated Financial Statements (Unaudited).

Other Contracts

We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and we do not believe that our non-cancelable obligations under these agreements are material.

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

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017, or our 2017 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, or our 2018 Q1 10Q, in addition to other information included in this report, including the information below and our financial statements and related notes thereto, before deciding to invest in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2017 10-K and in Part II, Item 1A. Risk Factors in our 2018 Q1 10-Q other than as described below.

Risks Related to Our Business

We have incurred significant losses since our inception and expect to incur continued losses in the future due to the active expansion of our portfolio of product candidates. We must raise additional funds to finance our operations and remain a going concern.

Since inception, we have incurred significant operating losses. We incurred a net loss of approximately $11.2 million for the six months ended June 30, 2018. At June 30, 2018, our accumulated deficit was approximately $23.5 million. Negative cash flows from our operations are expected to continue for the foreseeable future. Based on our current operating plan, our current cash reserves are sufficient to fund operations for at least the next 12 months.

Our utilization of cash has been and will continue to be highly dependent on the product development programs we choose to pursue, particularly our programs for Ovaprene and Topical 5% Sildenafil Citrate Cream , the progress of these programs, the results of our preclinical studies and clinical trials, the cost, timing and outcomes of regulatory decisions regarding a potential approval for any one or more of our current or future product candidates we may choose to develop, the terms and conditions of our contracts with service providers and license partners, and the rate of recruitment of patients in our clinical trials. In addition, the continuation of our clinical trials, and possibly our entire business, will depend on results of upcoming analyses and our financial resources at that time. Should our product development efforts be successful, we will need to develop a commercialization plan for each product developed, which would also require significant resources to develop and implement.

We will need to raise additional capital through public or private equity financings, debt financings, strategic partnerships or other types of arrangements in order to successfully execute our current operating plan and to continue the development of our current product candidates. See also “—We expect to be heavily reliant on our ability to raise capital through capital market transactions. Due to our small public float, low market capitalization, limited operating history and lack of revenue, it may be difficult and expensive for us to raise additional funds.” If we raise capital through strategic partnerships or other similar types of arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. There can be no assurance that we will be able to raise additional capital when needed. If we are unable to raise additional capital when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.

Risks Related to Clinical Development, Manufacturing and Commercialization

Delays in the commencement or completion of clinical testing of our current and any other future product candidates we may seek to develop could result in increased costs and longer timelines and could impact our ability to ever become profitable. Clinical testing is time consuming and expensive and its outcome is uncertain.

We commenced a PCT clinical trial in May 2018 to assess the safety and preliminary efficacy of Ovaprene. We intend to commence various clinical and other studies related to Topical 5% Sildenafil Citrate Cream in the second half of 2018. We are in the process of seeking guidance from the FDA regarding the design of our Phase 2b clinical trial for Topical 5% Sildenafil Citrate Cream. The timing of when we initiate any clinical studies related to Topical 5% Sildenafil Citrate Cream, including our Phase 2b clinical trial, will be influenced by such guidance. All of our IVR product candidates have only been tested in preclinical studies, and we will need to obtain authorizations from the FDA as well as from the institutional review boards of universities and clinics, as appropriate, in order to commence clinical testing of those candidates in humans. The initiation and completion of these and other clinical trials for our product candidates may vary dramatically due to factors within and outside of our control, and the results from early clinical trials may not necessarily be predictive of results obtained in later clinical trials; even if results from early clinical trials are positive, we may not be able to confirm those results in future clinical trials. Further, clinical trials may not ever demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates. Any change in, or termination of, clinical trials could materially harm our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None.
(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Second Amended and Restated By-Laws (as amended through May 28, 2018)					X

10.1Δ	Exclusive License Agreement made as April 24, 2018 by and between Juniper Pharmaceuticals, Inc., and Daré Bioscience, Inc.					X

10.2@	Non-Employee Director Compensation Policy (as amended through April 9, 2018)					X

10.3@	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan					X

10.4@	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan					X

10.5Δ	Amended and Restated Exclusive License Agreement, dated as of July 14, 2006, by and between Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Women’s Health Care, Inc.					X

10.6Δ	Amendment No. 1 to the Amended and Restated Exclusive License Agreement, dated as of October 10, 2007, by and among Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Pharmaceuticals, Inc.					X

10.7Δ

Amendment No. 2 to the Amended and Restated Exclusive License Agreement, dated as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus

X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.8Δ	Exclusive License Agreement, dated as of February 13, 2017, by and between GYN Holdings, Inc., a wholly owned subsidiary of Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus					X

10.9Δ	Exclusive License Agreement, dated as of September 15, 2017, by and between Fred Mermelstein, Ph.D., Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc., and Stephen C. Rocamboli					X

10.10Δ

Agreement and Plan of Merger, dated as of April 30, 2018, by and among Daré Bioscience, Inc., Daré Merger Sub, Inc., Pear Tree Pharmaceuticals, Inc., and Fred Mermelstein and Stephen C. Rocamboli, as Holders’ Representatives

X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1#	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Δ Portions of this document are subject to a confidential treatment request submitted to the SEC

@ Management contract or compensatory plan or arrangement.

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

Daré Bioscience, Inc.

Date: August 13, 2018	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)