Form 10-Q
period 2019-03-31
Dare Bioscience, Inc.
filed 2019-05-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

DARÉ BIOSCIENCE, INC. (Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation)	Commission File No. 001-36395	20-4139823 (IRS Employer Identification No.)

3655 Nobel Drive, Suite 260 San Diego, CA (Address of Principal Executive Offices)	(858) 926-7655 (Registrant’s telephone number, including area code)	92122 (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DARE	Nasdaq Capital Market
As of May 13, 2019, 16,683,411 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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

4

PART I.	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,505,026	$6,805,889
Other receivables	166,713	31,037
Prepaid expenses	588,524	403,097
Total current assets	4,260,263	7,240,023
Property and equipment, net	8,245	9,396
Other non-current assets	751,347	577,968
Total assets	$5,019,855	$7,827,387
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$325,618	$459,705
Accrued expenses	690,829	631,351
Total current liabilities	1,016,447	1,091,056
Other liabilities	223,039	9,711
Total liabilities	1,239,486	1,100,767
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 11,422,161 shares issued and outstanding each period	1,143	1,143
Accumulated other comprehensive loss	(89,107)	(96,728)
Additional paid-in capital	35,889,940	35,791,972
Accumulated deficit	(32,021,607)	(28,969,767)
Total stockholders' equity	3,780,369	6,726,620
Total liabilities and stockholders' equity	$5,019,855	$7,827,387
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating expenses
General and administrative	$1,277,180	$1,303,189
Research and development expenses	1,693,391	1,086,653
License expenses	112,500	100,000
Impairment of goodwill	—	5,187,519
Total operating expenses	3,083,071	7,677,361
Loss from operations	(3,083,071)	(7,677,361)
Other income	31,231	11,744
Net loss	$(3,051,840)	$(7,665,617)
Foreign currency translation adjustments	$7,621	$(13,746)
Comprehensive loss	$(3,044,219)	$(7,679,363)
Loss per common share - basic and diluted	$(0.27)	$(0.88)
Weighted average number of common shares outstanding:
Basic and diluted	11,422,161	8,684,550

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2019
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Stock-based compensation	—	—	97,968	—	—	97,968
Net loss	—	—	—	—	(3,051,840)	(3,051,840)
Foreign currency translation adjustments	—	—	—	7,621	—	7,621
Balance at March 31, 2019	11,422,161	$1,143	$35,889,940	$(89,107)	$(32,021,607)	$3,780,369

Three Months Ended March 31, 2018
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2017	6,047,161	$605	$25,541,210	$(18,080)	$(12,230,952)	$13,292,783
Stock-based compensation	—	—	9,124	—	—	9,124
Net proceeds from issuance of common stock and warrants	375,000	37	1,037,727	—	—	1,037,764
Issuance of common stock via public offering, net	5,000,000	500	9,159,548	—	—	9,160,048
Net loss	—	—	—	—	(7,665,617)	(7,665,617)
Foreign currency translation adjustments	—	—	—	(13,746)	—	(13,746)
Balance at March 31, 2018	11,422,161	$1,142	$35,747,609	$(31,826)	$(19,896,569)	$15,820,356
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(3,051,840)	$(7,665,617)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	1,150	—
Stock-based compensation	97,968	9,124
Non-cash lease expenses	10,130	—
Impairment of goodwill	—	5,187,519
Changes in operating assets and liabilities:
Other receivables	(135,676)	255,318
Prepaid expenses	(201,129)	20,694
Other current assets	—	193,495
Other non-current assets and deferred charges	55,233	37,131
Accounts payable	(134,087)	(40,340)
Accrued expenses	59,478	(118,707)
Other liabilities	(9,711)	2,496
Net cash used in operating activities	(3,308,484)	(2,118,887)
Financing activities:
Net proceeds from issuance of common stock and warrants	—	10,197,813
Net cash provided by financing activities	—	10,197,813
Effect of exchange rate changes on cash and cash equivalents	7,621	(13,746)
Net change in cash and cash equivalents	(3,300,863)	8,065,180
Cash and cash equivalents, beginning of period	6,805,889	7,559,846
Cash and cash equivalents, end of period	$3,505,026	$15,625,026
Supplemental disclosure of non-cash operating activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$231,698	$—

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Daré Bioscience, Inc. is a clinical-stage biopharmaceutical company committed to the advancement of innovative products for women’s health. Daré Bioscience, Inc. and its wholly owned subsidiaries operate in one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly owned subsidiaries, unless otherwise stated or the context otherwise requires.
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
The Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates addressing unmet needs in women’s health. The Company’s portfolio includes these four clinical-stage candidates:

•	DARE-BV1, a unique hydrogel formulation of clindamycin phosphate 2% to treat bacterial vaginosis, or BV;

•	Ovaprene, a non-hormonal monthly contraceptive intravaginal ring;

•	Sildenafil Cream, 3.6%, a novel cream formulation of sildenafil to treat female sexual arousal disorder, or FSAD; and

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for hormone replacement therapy following menopause.
The Company's portfolio also includes these pre-clinical stage product candidates:

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer;

•	DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel;

•	ORB-204 and ORB-214, 6-month and 12-month formulations of injectable etonogestrel for contraception;

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization, or IVF, treatment plan; and

•	DARE-OAB1, an intravaginal ring containing oxybutynin for the treatment of overactive bladder.
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

2.	GOING CONCERN
The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, as of March 31, 2019, the Company had an accumulated deficit of approximately $32.0 million and had cash and cash equivalents of approximately $3.5 million. The Company also had negative cash flow from operations of approximately $3.3 million during the three months ended March 31, 2019.
In March of 2019, the Company announced that it received a Notice of Award for an additional $982,851 of the anticipated $1.9 million from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NIH Grant, which will be applied to the clinical development efforts supporting Ovaprene. As of March 31, 2019, the Company recorded a receivable in the amount of $161,007 for expenses eligible for reimbursement under the NIH Grant that were incurred through March 31, 2019. See Note 9, "Grant Award," herein. In April of 2019, the Company completed a sale of common stock raising net proceeds of approximately $5.2 million. See Note 11, "Subsequent Events," herein. The Company still needs to raise additional capital to continue to fund its operations and to successfully execute its current operating plan, including the development of its current product candidates.
The Company has a history of losses from operations, expects negative cash flows from its operations will continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops its existing product candidates and seeks to acquire, license or develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
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
The Company believes that its current available current cash resources will be sufficient to fund planned operations into the first quarter of 2020. For the foreseeable future, the Company's ability to continue its operations will depend on its ability to obtain additional capital.
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
The Company’s significant accounting policies are described in Note 1 to the interim consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC on April 1, 2019. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies, except as described below.
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
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use, or ROU, lease assets, current portion of lease obligations, and long-term lease obligations on the Company's balance sheets.
ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. (See Note 7, Leased Properties.)
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
Cash and cash equivalents of $3.5 million and $6.8 million measured at fair value as of March 31, 2019 and December 31, 2018, respectively, are classified within Level 1 of the fair value hierarchy. Other receivables are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities.

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
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 became effective for the Company on January 1, 2019 and was adopted using a modified retrospective approach and the effective date is as of the initial application. Consequently, financial information was not updated, and the disclosures required under ASU 2016-02 are not provided for dates and periods prior to January 1, 2019. ASU 2016-02 provides a number of optional practical expedients and accounting policy elections. The Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company recorded approximately $232,000 right-of-use assets and $241,000 lease liabilities related to its lease of office space as of the adoption date in the consolidated balance sheets. There are no changes to the statement of operations or cash flows as a result of the adoption.
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
In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (I) Accounting for Certain Financial Instruments with Down Round Features, (II) Replacement for the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update was issued to provide additional clarity related to accounting for certain financial instruments that have characteristics of both liabilities and equity. In particular, this update addresses freestanding and embedded financial instruments with down round features and whether they should be treated as a liability or equity instrument. Part II simply replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within the Accounting Standards Committee Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has early adopted ASU 2017-11. As a result, the Company has not recognized the fair value of the warrants containing down round features that were issued in the underwritten offering in February 2018 (see Note 6) as liabilities.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule was effective November 5, 2018. In accordance with the new rule, the Company added a Consolidated Statement of Stockholders' Equity in this report and elected to present a reconciliation in a single statement that shows the changes in stockholders' equity for each interim period, as well as each comparable period.

4.	ACQUISITIONS
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
The 2015 Employee, Director and Consultant Equity Incentive Plan
Prior to the Cerulean/Private Daré stock purchase transaction, the 2015 Employee, Director and Consultant Equity Incentive Plan of Private Daré, or the 2015 Private Daré Plan, governed the issuance of equity awards to Private Daré employees, officers, non-employee directors and consultants. Options granted under the 2015 Private Daré Plan have terms of ten years from the date of grant unless earlier terminated and generally vest over a three-year period. Upon closing of the Cerulean/Private Daré stock purchase transaction, the Company assumed the 2015 Private Daré Plan and each outstanding option to acquire Private Daré stock that was not exercised prior to the closing. Options to purchase 50,000 shares of Private Daré stock were assumed. Such options were assumed on the same terms as were applicable to them under the 2015 Private Daré Plan and became an option to purchase such number of shares of the Company’s common stock equal to the number of Private Daré shares subject to such option multiplied by the exchange ratio specified in the Daré Stock Purchase Agreement, at a correspondingly adjusted exercise price. Based on the exchange ratio and after giving effect to the reverse stock split effected in connection with the closing of the Cerulean/Private Daré stock purchase transaction, such options were replaced with options to purchase 10,149 shares of the Company’s common stock, all of which were outstanding as of March 31, 2019.
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
2014 Employee Stock Purchase Plan
In March 2014, the Company’s board of directors adopted, and its stockholders approved the 2014 Employee Stock Purchase Plan, or the ESPP, which became effective in April 2014. The ESPP permits eligible employees to enroll in a six-month offering period whereby participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the closing price of the common stock on the first day of the offering period or on the last day of the offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year. The Company’s board of directors decided not to initiate a new offering period beginning January 1, 2017 and no offering period has been initiated since then. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2019 or March 31, 2018.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Plan, or the Amended 2014 Plan, which was approved by the Company’s stockholders on July 10, 2018. The Amended 2014 Plan was an amendment and restatement of the Company’s 2014 Stock Incentive Plan, or the 2014 Plan.
When adopted, there were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2019, the number of authorized shares increased by 456,886 to 2,503,771, which increase represented 4% of the number of outstanding shares of common stock on such date.
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
At March 31, 2019, 323,560 shares of common stock were reserved for future issuance under the Amended 2014 Plan, and options to purchase 2,190,360 shares of the Company’s common stock granted under the Amended 2014 Plan were outstanding.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the three months ended March 31, 2019. The exercise price of all options granted during the three months ended March 31, 2019 was equal to the market value of the Company’s common stock on the date of the grant. As of March 31, 2019, unamortized stock-based compensation expense of $1,343,624 will be amortized over a weighted average period of 3.3 years.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018 (1)	1,635,790	$11.08
Granted	563,000	0.76
Exercised	—	—
Canceled/forfeited	(8,360)	17.81
Expired	(70)	59.48
Outstanding at March 31, 2019 (unaudited) (1)	2,190,360	$8.40
Exercisable at March 31, 2019 (unaudited)	650,151	$25.97
(1)Includes 10,149 shares subject to options granted under the 2015 Private Daré Plan assumed in connection with the Cerulean/Private Daré stock purchase transaction.

Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statement of operations is as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$24,703	$—
General and administrative	73,265	9,124
Total	$97,968	$9,124
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three months ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
Expected life in years	10.0
Risk-free interest rate	2.70%
Expected volatility	120%
Forfeiture rate	0.0%
Dividend yield	0.0%
Weighted-average fair value of options granted	$0.72
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

6.	STOCKHOLDERS’ EQUITY
ATM Sales Agreement
In January 2018, the Company entered into a common stock sales agreement under which the Company may sell up to an aggregate of $10 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended), including in sales made directly on the Nasdaq Capital Market, or Nasdaq, to or through a market maker or, subject to the Company's prior approval, in negotiated transactions. The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement plus certain legal expenses. The common stock sales agreement was amended in August 2018 to refer to the Company’s shelf registration statement on Form S-3 (File No. 333-227019) that was filed to replace the Company’s shelf registration statement on Form S-3 (File No. 333-206396) that expired on August 28, 2018.
During the three months ended March 31, 2019, the Company issued and sold no shares under the common stock sales agreement. During the three months ended March 31, 2018, the Company generated gross proceeds of approximately $1.1 million and incurred issuance costs of $237,403 under this agreement on sales of an aggregate of 375,000 shares of the Company's common stock.
Underwritten Public Offering
In February 2018, the Company closed an underwritten public offering of 5.0 million shares of its common stock and warrants to purchase up to 3.5 million shares of its common stock. Each share of common stock was sold with a warrant to purchase up to 0.70 of a share of the Company’s common stock. The Company granted the underwriter a 30-day over-allotment option to purchase up to an additional 750,000 shares of common stock and/or warrants to purchase up to 525,000 shares of common stock.  The underwriter exercised the option with respect to warrants to purchase 220,500 shares of common stock. The Company received gross proceeds of $10.3 million, including the proceeds from the sale of the warrants upon exercise of the underwriter’s over-allotment option, and net proceeds of approximately $9.4 million.
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
The exercise price of these warrants was automatically reduced to $0.98 per share in connection with the initial closing of the Company's underwritten public offering in April 2019. See Note 11, "Subsequent Events," herein.
The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which has been recorded in equity as of the grant date. The Company early adopted ASU 2017-11 and as a result has recorded the fair value of the warrants as equity (see Note 3).
No warrants were exercised during the three months ended March 31, 2019 or 2018. As of March 31, 2019, the Company had these warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	December 1, 2021
3,737	$120.40	December 6, 2021
17,190	$60.50	January 8, 2020
6,500	$10.00	April 4, 2026
3,720,500	$3.00	February 15, 2023
3,750,833

7.	LEASED PROPERTIES
Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and nonlease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.
The Company has one lease for its corporate headquarters that commenced on July 1, 2018 for 3,169 square feet of office space. The term of the lease is 37 months and terminates on July 31, 2021. The Company has the option to extend the term of the lease for one year at the Company's discretion. The gross monthly base rent is $8,873, which will increase approximately 4% per year, subject to certain future adjustments. The base rent was abated during the second month of the lease. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The lease does not require material variable lease payments, a residual value guarantee or restrictive covenants.
The lease does not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company used an incremental borrowing rate of 7% as of January 1, 2019 for the operating lease that commenced prior to that date. The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.
As of March 31, 2019, the Company recorded a right of use asset of $212,909 within its other non-current assets and $83,751 and $139,288, respectively within current and non-current other liabilities on its consolidated balance sheet.
As of March 31, 2019, future minimum lease payments for the Company's corporate headquarters are:

Years ending December 31:
Remainder of 2019	$81,950
2020	112,943
2021	67,595
Total future minimum lease payments	262,488
Less: Difference between future minimum lease payments and discounted operating lease liabilities	39,449
Total operating lease liabilities	$223,039

Operating lease costs were $27,038 for the three months ended March 31, 2019. Operating lease costs are included in general and administrative expenses in the condensed consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $26,620 for the three months ended March 31, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows.

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
Milestone Payments. The Company will pay ADVA-Tec: (1) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones; and (2) up to $20 million in the aggregate based on the achievement of certain worldwide net sales milestones. The development and regulatory milestones include: the completion of a successful postcoital clinical study, which is required before the Company can commence a Phase 3 pivotal human clinical trial; approval by the FDA to commence such Phase 3 pivotal human clinical trial; successful completion of such Phase 3 pivotal human clinical trial; the FDA’s acceptance of a PMA filing for Ovaprene;

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
For products currently in development, future potential milestone payments based on product development are approximately $14.6 million as of March 31, 2019. Future potential milestone payments related to commercialization totaled $20 million at March 31, 2019. There are 1-10% royalties required under the license agreement. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments are dependent upon the Company's product development programs.
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
In April 2018, the Company received a Notice of Award for the first $224,665 of the anticipated $1.9 million in grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the National Institutes of Health, or the NIH. The Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. The Company subsequently received award payments totaling $224,665. The award payments were applied to clinical development efforts supporting Ovaprene and were recognized in the statement of operations as a reduction to research and development activities as the related costs were incurred to meet those obligations over the period.
On March 11, 2019, the Company received a Notice of Award for an additional $982,851 of the anticipated $1.9 million in grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development. The second award followed the NIH's review of an interim data analysis and other results of the first phase of the research supporting Ovaprene. The award will be applied to clinical development efforts supporting Ovaprene. The remaining portion of the award under the grant, $730,722, is contingent upon, among other matters, assessment that the results of the ongoing Ovaprene study satisfy specified requirements set out in the award notice, and the availability of funds. At March 31, 2019, the Company recorded a receivable of approximately $161,007 for expenses eligible for reimbursement incurred through March 31, 2019.

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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three months ended March 31,
	2019	2018
Stock options	2,190,360	543,396
Warrants	3,750,833	3,751,002
Total	5,941,193	4,294,398

11.	SUBSEQUENT EVENTS
Capital Raising
On April 11, 2019, the Company closed an underwritten public offering of 4,575,000 shares of its common stock at a public offering price of $1.10 per share. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 686,250 shares which was exercised in full on April 12, 2019. Including the over-allotment shares, the Company issued a total of 5,261,250 shares in the underwritten public offering, and received gross proceeds of approximately $5.8 million and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses.
February 2018 Warrant Exercise Price Reduced
As discussed in Note 6 above, the outstanding warrants to purchase up to an aggregate of 3,720,500 shares of the Company's common that were issued and sold in February 2018 include price-based anti-dilution provisions. Under the terms of those warrants, subject to certain limited exceptions, their exercise price will be reduced each time the Company issues or sells any securities for a consideration per share less than a price equal to the exercise price of those warrants in effect immediately prior to such issuance or sale. If the Company issues shares of common stock for cash, the consideration received therefor will be deemed to be the net amount of consideration the Company received therefor. As of immediately prior to the initial closing of the April 2019 underwritten public offering, the exercise price of the warrants was $3.00 per share. The net amount of consideration the Company received for shares issued and sold at the initial closing was $0.98 per share. On April 11, 2019, in accordance with the anti-dilution provision of the warrants and as a result of the sale of such shares, the exercise price of the warrants was automatically reduced to $0.98 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 10-K, filed with the Securities and Exchange Commission, or SEC, on April 1, 2019. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors in our 2018 10-K and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Business Overview
We are a clinical-stage biopharmaceutical company committed to the advancement of innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, vaginal health, sexual health and fertility. Our business strategy is to license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development. We and our wholly owned subsidiaries operate in one business segment.
Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical stage candidates addressing unmet needs in women's health. Our portfolio includes these four clinical-stage product candidates:

•	DARE-BV1, a unique hydrogel formulation of clindamycin phosphate 2% for bacterial vaginosis, or BV;

•	Ovaprene®, a non-hormonal monthly contraceptive intravaginal ring;

•	Sildenafil Cream, 3.6%, a novel cream formulation of sildenafil for female sexual arousal disorder, or FSAD; and

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for hormone replacement therapy, or HRT, following menopause.
Our portfolio also includes these pre-clinical stage product candidates:

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer;

•	DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel;

•	ORB-204 and ORB-214, 6-month and 12-month formulations of injectable etonogestrel for contraception;

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an IVF treatment plan; and

•	DARE-OAB1, an intravaginal ring containing oxybutynin for the treatment of overactive bladder.
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
In May 2018, we announced initiation of a postcoital test, or PCT, clinical trial of Ovaprene. This ongoing clinical trial is designed to assess general safety, acceptability, and effectiveness in preventing progressively motile sperm, or PMS, from reaching the cervical canal following intercourse. The study will enroll approximately 50 couples, with the woman to be evaluated over the course of five menstrual cycles, with a target of having approximately 25 women complete a total of 21 visits. Each woman’s cervical mucus will be measured at several points during the study, including a baseline measurement at menstrual cycle 1 that excludes the use of any product. Subsequent cycles and visits will include the use of a diaphragm (menstrual cycle 2) and Ovaprene (menstrual cycles 3, 4 and 5). Data from the PCT clinical trial are expected to be available in the second half of 2019.
PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness. Infertility research suggests that higher rates of pregnancy are associated with PMS per high power field, or HPF, of from greater than one to greater than 20 sperm, and less than 5 PMS per HPF is considered reflective of contraceptive effectiveness.
If the PCT clinical trial demonstrates that less than 5 PMS per HPF progressed into the cervical canal in most women and can be safely worn over multiple weeks, we intend to prepare and file an Investigational Device Exemption, or IDE, with the FDA to commence a pivotal clinical trial to support marketing approvals of Ovaprene in the United States, Europe and other countries worldwide.

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
Financial Overview
We incurred a loss of approximately $3.1 million for the quarter ended March 31, 2019. As of March 31, 2019, we had (a) an accumulated deficit of approximately $32.0 million and (b) cash and cash equivalents of approximately $3.5 million. We also had negative cash flow from operations of approximately $3.3 million during the three months ended March 31, 2019. As further discussed below, in an underwritten public offering we closed in April 2019, we received aggregate net proceeds of approximately $5.2 million. We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. The amount and timing of future funding will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.
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

Recent Events

Capital Raising
On April 11, 2019, we closed an underwritten public offering of 4,575,000 shares of our common stock at a public offering price of $1.10 per share. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 686,250 shares, which was exercised in full on April 12, 2019. Including the over-allotment shares, we issued a total of 5,261,250 shares in the underwritten public offering, and received gross proceeds of approximately $5.8 million and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses.
February 2018 Warrant Exercise Price Reduced
As discussed in Note 6 of the accompanying Notes to Consolidated Financial Statements, the outstanding warrants to purchase up to an aggregate of 3,720,500 shares of our common stock we issued and sold in February 2018 include price-based anti-dilution provisions. Under the terms of those warrants, subject to certain limited exceptions, their exercise price will be reduced each time we issue or sell any securities for a consideration per share less than a price equal to the exercise price of those warrants in effect immediately prior to such issuance or sale. If we issue shares of our common stock for cash, the consideration received therefor will be deemed to be the net amount of consideration we received therefor. As of immediately prior to the initial closing of the April 2019 underwritten public offering, the exercise price of the warrants was $3.00 per share. The net amount of consideration we received for shares issued and sold at the initial closing was $0.98 per share. On April 11, 2019, in accordance with the anti-dilution provision of the warrants and as a result of the sale of such shares, the exercise price of the warrants was automatically reduced to $0.98 per share.
Financial Operations Overview
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
Research and Development Expenses
Research and development expenses include research and development costs for our product candidates and transaction costs related to our acquisitions. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of clinical trials;

•	contract manufacturing expenses, primarily for the production of clinical supplies;

•	transaction costs related to the acquisition of technologies and related intellectual property; and

•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.
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
Critical Accounting Policies and Significant Judgments and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited consolidated interim financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our 2018 10-K and Note 3 to our unaudited interim consolidated financial statements contained in this report.
Results of Operations
Comparison of Three Months Ended March 31, 2019 and 2018 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three months ended March 31,		Dollar
	2019	2018	Change
Operating expenses:
General and administrative expense	$1,277,180	$1,303,189	$(26,009)
Research and development expenses	1,693,391	1,086,653	606,738
License expenses	112,500	100,000	12,500
Impairment of goodwill	—	5,187,519	(5,187,519)
Total operating expenses	3,083,071	7,677,361	(4,594,290)
Loss from operations	(3,083,071)	(7,677,361)	4,594,290
Other income	31,231	11,744	19,487
Net loss	(3,051,840)	(7,665,617)	4,613,777
Other comprehensive loss:
Foreign currency translation adjustments	7,621	(13,746)	21,367
Comprehensive loss	$(3,044,219)	$(7,679,363)	$4,635,144
Revenues
We did not recognize any revenues for either of the three months ended March 31, 2019 or 2018.
General and administrative expenses
The decrease of $26,009 in general and administrative expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributable to (i) a decrease of approximately $311,800 in legal and professional services as the result of no fundraising activities in the current period as compared to the same period of the prior year, (ii) an increase in personnel costs of approximately $239,800 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses in the current period, and (iii) an increase in stock-based compensation expense of $64,141 due to stock options granted in the current period compared to the same period of the prior year.
Research and development expenses
The increase of $606,738 in research and development expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributable to (i) an increase in costs related to development activities of approximately $389,000 for Ovaprene and Sildenafil Cream, 3.6%, and to a lesser extent, DARE-BV1 and DARE-HRT1, offset by grant funding recorded as a reduction to research and development expense related to Ovaprene of approximately $161,007, (ii) an increase in personnel costs of approximately $346,000 due to increased salary, benefit and bonus expenses due to staff additions, and (iii) an increase in stock-based compensation expense of $21,628 due to stock options granted in the current period and none being granted during the same period of the prior year.
License expenses
The license expense of $112,500 for the three months ended March 31, 2019 related to the accrual of deferred license fees due under the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC. We accrued $62,500 and $50,000 during the quarter with respect to, respectively, the $250,000 of license fees payable under the Assignment Agreement and the $200,000 of license fees payable under the First Amendment to License Agreement, both of which are payable, at the latest, in December 2019. In our discretion, we may both of these license fees either in cash or with shares of our common stock. The license expense of $100,000 for the three months ended March 31, 2018 was entirely related to fees paid to Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC. For further discussion, see Note 8, "Commitments and Contingencies" of the Notes to the Interim Consolidated Financial Statements (Unaudited).
Goodwill impairment expense
We incurred an impairment loss of $5,187,519 for the three months ended March 31, 2018 due to our determination that the carrying amount of our goodwill exceeded its estimated fair value at March 31, 2018. For a discussion of our goodwill analysis, see Note 4, "Acquisitions," of the Notes to the Interim Consolidated Financial Statements (Unaudited).
Other income

The increase of $19,487 in other income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to interest earned on cash balances in the current period.
Liquidity and Capital Resources and Financial Condition
We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. For the three months ended March 31, 2019, we incurred a net loss from operations of $3.1 million. In addition, we have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for at least the next several years as we develop our existing product candidates and seek to acquire, license or develop additional product candidates.
At March 31, 2019, our accumulated deficit was approximately $32.0 million, our cash and cash equivalents were approximately $3.5 million and working capital was approximately $3.2 million. We also had negative cash flow from operations of approximately $3.3 million during the three months ended March 31, 2019. From our underwritten public offering that closed in April 2019, we received gross proceeds of approximately $5.8 million and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses. Considering our current cash resources, we believe our existing resources will be sufficient to fund planned operations into the first quarter of 2020. For the foreseeable future, our ability to continue our operations will depend upon our ability to obtain additional capital.
These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
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
We expect our expenses to increase in 2019 primarily in connection with the continuation of the Ovaprene PCT clinical trial and study readout by year end 2019, the initiation of a Phase 3 clinical trial of DARE-BV1, the continuation of Phase 2b-related activities and potential commencement of the at-home Phase 2b clinical study of Sildenafil Cream, 3.6%, the initiation of a Phase 1 clinical study of DARE-HRT1, and to a lesser extent, efforts to advance our pre-clinical portfolio candidates.
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
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying interim consolidated financial statements.
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. We are currently evaluating a variety of capital raising options, including financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development of our product candidates and any future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business—We will need to raise additional capital to continue our operations,” in our 2018 10-K.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	(3,308,484)	(2,118,887)
Net cash provided by financing activities	—	10,197,813
Effect of exchange rate changes on cash and cash equivalents	7,621	(13,746)
Net increase (decrease) in cash	$(3,300,863)	$8,065,180
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2019 included the net loss of $3,051,840, decreased by non-cash stock-based compensation expense of $97,968. Major components reducing operating cash in this period were a $201,129 increase in prepaid expenses, a $135,676 increase in other receivables, and a $134,087 decrease of accounts payable. Components providing operating cash in this period were a $59,478 increase of accrued expenses and a $55,233 increase in other non-current assets and deferred charges.
Cash used in operating activities for the three months ended March 31, 2018 included the net loss of $7,665,617, decreased by non-cash impairment of goodwill of $5,187,519, and non-cash stock-based compensation expense of $9,124. Major components reducing operating cash in this period were a $40,340 decrease of accounts payable and a $118,707 decrease in accrued expenses. Major components providing operating cash were a $255,318 decrease in other receivables and $193,495 decrease in other current assets.
Net cash provided by financing activities
No cash was provided by financing activities for the three months ended March 31, 2019.
Cash provided by financing activities for the three months ended March 31, 2018 consisted of proceeds from the underwritten public offering completed in February 2018 and sales under the at-the-market offering agreement completed in January and February 2018.
License and Royalty Agreements
We have to make various royalty and milestone payments under the product license and development agreements related to our three clinical-stage assets, DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%, and under the other agreements related to our preclinical candidates. For further discussion of these potential payments, see Note 8, “Commitments and Contingencies,” of the Notes to the Interim Consolidated Financial Statements (Unaudited).
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
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2018 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

Daré Bioscience, Inc.

Date: May 14, 2019	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)