Form 10-Q
period 2019-06-30
Dare Bioscience, Inc.
filed 2019-08-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 13, 2019, 16,683,411 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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

•
A reduction in demand for contraceptives caused by an elimination of current requirements that health insurance plans cover and reimburse certain FDA-cleared or approved contraceptive products without cost sharing;

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

•	Higher risk of failure associated with product candidates in pre-clinical stages of development that may lead investors to assign them little to no value and make these assets difficult to fund;

•	Disputes or other developments concerning our intellectual property rights;

•	Actual and anticipated fluctuations in our quarterly or annual operating results;

•	Price and volume fluctuations in the stock market, and in our stock in particular, which could subject us to securities class-action litigation;

•	Failure to maintain the listing of the Company’s common stock on the Nasdaq Capital Market or another nationally recognized exchange;

•	Litigation or public concern about the safety of our potential products;

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

4

PART I.	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,630,569	$6,805,889
Other receivables	493,019	31,037
Prepaid expenses	437,958	403,097
Total current assets	6,561,546	7,240,023
Property and equipment, net	7,081	9,396
Other non-current assets	692,305	577,968
Total assets	$7,260,932	$7,827,387
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$632,118	$459,705
Accrued expenses	1,341,811	631,351
Total current liabilities	1,973,929	1,091,056
Other liabilities	203,948	9,711
Total liabilities	2,177,877	1,100,767
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 16,683,411 and 11,422,161 shares issued and outstanding, respectively	1,668	1,143
Accumulated other comprehensive loss	(97,024)	(96,728)
Additional paid-in capital	41,942,062	35,791,972
Accumulated deficit	(36,763,651)	(28,969,767)
Total stockholders' equity	5,083,055	6,726,620
Total liabilities and stockholders' equity	$7,260,932	$7,827,387
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	$1,307,379	$1,157,174	$2,584,559	$2,460,363
Research and development expenses	2,512,572	2,217,622	4,205,963	3,304,275
License expenses	162,500	250,000	275,000	350,000
Impairment of goodwill	—	—	—	5,187,519
Total operating expenses	3,982,451	3,624,796	7,065,522	11,302,157
Loss from operations	(3,982,451)	(3,624,796)	(7,065,522)	(11,302,157)
Other income	30,001	42,626	61,232	54,370
Net loss	$(3,952,450)	$(3,582,170)	$(7,004,290)	$(11,247,787)
Deemed dividend from trigger of down round provision feature	(789,594)	—	(789,594)	—
Net loss to common shareholders	$(4,742,044)	$(3,582,170)	$(7,793,884)	$(11,247,787)
Foreign currency translation adjustments	$(7,917)	$(27,485)	$(296)	$(41,231)
Comprehensive loss	$(4,749,961)	$(3,609,655)	$(7,794,180)	$(11,289,018)
Loss per common share - basic and diluted	$(0.29)	$(0.32)	$(0.57)	$(1.13)
Weighted average number of common shares outstanding:
Basic and diluted	16,105,252	11,422,161	13,776,643	10,031,249

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2019
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at March 31, 2019	11,422,161	$1,143	$35,889,940	$(89,107)	$(32,021,607)	$3,780,369
Stock-based compensation	—	—	111,351	—	—	111,351
Issuance of common stock via public offering, net	5,261,250	525	5,151,177	—	—	5,151,702
Deemed dividend from trigger of down round provision	—	—	789,594	—	(789,594)	—
Net loss	—	—	—	—	(3,952,450)	(3,952,450)
Foreign currency translation adjustments	—	—	—	(7,917)	—	(7,917)
Balance at June 30, 2019	16,683,411	$1,668	$41,942,062	$(97,024)	$(36,763,651)	$5,083,055

Six Months Ended June 30, 2019
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Stock-based compensation	—	—	209,319	—	—	209,319
Issuance of common stock via public offering, net	5,261,250	525	5,151,177	—	—	5,151,702
Deemed dividend from trigger of down round provision	—	—	789,594	—	(789,594)	—
Net loss	—	—	—	—	(7,004,290)	(7,004,290)
Foreign currency translation adjustments	—	—	—	(296)	—	(296)
Balance at June 30, 2019	16,683,411	$1,668	$41,942,062	$(97,024)	$(36,763,651)	$5,083,055

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2018
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at March 31, 2018	11,422,161	$1,142	$35,747,609	$(31,826)	$(19,896,570)	$15,820,356
Stock-based compensation	—	—	9,423	—	—	9,423
Public offering costs	—	—	(2,160)	—	—	(2,160)
Net loss	—	—	—	—	(3,582,170)	(3,582,170)
Foreign currency translation adjustments	—	—	—	(27,485)	—	(27,485)
Balance at June 30, 2018	11,422,161	$1,142	$35,754,872	$(59,311)	$(23,478,740)	$12,217,963

Six Months Ended June 30, 2018
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2017	6,047,161	$605	$25,541,210	$(18,080)	$(12,230,953)	$13,292,782
Stock-based compensation			18,547	—	—	18,547
Issuance of common stock	375,000	37	1,037,727	—	—	1,037,764
Net proceeds from issuance of common stock and warrants	5,000,000	500	9,157,388	—	—	9,157,888
Net loss	—	—	—	—	(11,247,787)	(11,247,787)
Foreign currency translation adjustments	—	—	—	(41,231)	—	(41,231)
Balance at June 30, 2018	11,422,161	$1,142	$35,754,872	$(59,311)	$(23,478,740)	$12,217,963

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(7,004,290)	$(11,247,787)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	2,315	288
Stock-based compensation	209,319	18,547
Non-cash lease expenses	10,549	—
Acquired in-process research and development	—	452,000
Impairment of goodwill	—	5,187,519
Changes in operating assets and liabilities:
Other receivables	(461,982)	259,562
Prepaid expenses	(34,861)	(35,838)
Other current assets	—	193,495
Other non-current assets	79,063	66,160
Accounts payable	172,413	9,739
Accrued expenses	710,459	288,846
Other liabilities	(9,711)	(75)
Net cash used in operating activities	(6,326,726)	(4,807,544)
Investing activities:
Purchases of property and equipment	—	(8,200)
Acquisition of Pear Tree and Hydra asset	—	(452,000)
Net cash used in investing activities	—	(460,200)
Financing activities:
Net proceeds from issuance of common stock and warrants	5,151,702	10,195,653
Net cash provided by financing activities	5,151,702	10,195,653
Effect of exchange rate changes on cash and cash equivalents	(296)	(41,231)
Net change in cash and cash equivalents	(1,175,320)	4,886,678
Cash and cash equivalents, beginning of period	6,805,889	7,559,846
Cash and cash equivalents, end of period	$5,630,569	$12,446,524
Supplemental disclosure of non-cash operating and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$231,698	—
Deemed dividend from trigger of down round provision	$789,594	—

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS
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
The Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates addressing unmet needs in women’s health. The Company’s portfolio includes these six clinical-stage candidates:

•	DARE-BV1, a novel solution-to-gel formulation containing clindamycin phosphate 2% to treat bacterial vaginosis, or BV;

•	Ovaprene, a non-hormonal monthly contraceptive intravaginal ring;

•	Sildenafil Cream, 3.6%, a novel cream formulation of sildenafil to treat female sexual arousal disorder, or FSAD;

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for hormone replacement therapy following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer; and

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization, or IVF, treatment plan.
The Company's portfolio also includes several pre-clinical stage product candidates:

•	ORB-204 and ORB-214, 6-month and 12-month formulations of injectable etonogestrel for contraception;

•	DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel; and

•	DARE-OAB1, an intravaginal ring containing oxybutynin for the treatment of overactive bladder.
The Company’s primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing its portfolio of product candidates through clinical development and regulatory approval. We expect that the bulk of our development expenses over the next two years will support the advancement of our clinical-stage product candidates.
To date, the Company has not obtained any regulatory approvals for any of its product candidates, commercialized any of its product candidates or generated any product revenue. The Company is subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key individuals, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. The Company is also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products, competition from larger companies with recognized brands, greater capital resources and higher levels of dedicated staff, and compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.

2.	GOING CONCERN
The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, as of June 30, 2019, the Company had an accumulated deficit of approximately $36.8 million and had cash and cash equivalents of approximately $5.6 million. The Company also had negative cash flow from operations of approximately $6.3 million during the six months ended June 30, 2019.
In March of 2019, the Company announced that it received a second Notice of Award for an additional $982,851 of the anticipated $1.9 million from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NIH Grant, which is being applied to the clinical development efforts supporting Ovaprene. As of June 30, 2019, the Company recorded a receivable in the amount of $456,484 for expenses eligible for reimbursement under the NIH Grant that were incurred through June 30, 2019. See Note 9, "Grant Award," herein.
In April of 2019, the Company completed a sale of common stock raising net proceeds of approximately $5.2 million. See Note 6, "Stockholders' Equity," herein. The Company needs to raise additional capital to continue to fund its operations and to successfully execute its current operating plan, including the development of its current product candidates.
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
The Company believes that its current available cash resources will be sufficient to fund planned operations into the first quarter of 2020. For the foreseeable future, the Company's ability to continue its operations will depend on its ability to obtain additional capital.
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
ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. (See Note 7, Leased Properties.)
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
Cash and cash equivalents of $5.6 million and $6.8 million are measured at fair value as of June 30, 2019 and December 31, 2018, respectively, and are classified within Level 1 of the fair value hierarchy. Other receivables are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities.

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
Cerulean/Private Daré Stock Purchase Transaction
In July 2017, the Company completed its business combination with Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, in which Private Daré stockholders sold their shares to the Company in exchange for newly issued shares of the Company’s common stock, and as a result, Private Daré became a wholly owned subsidiary of the Company and the Private Daré stockholders became majority stockholders of the Company. In connection with the closing of that transaction, the Company changed its name from “Cerulean Pharma Inc.” to “Daré Bioscience, Inc.” In this report, that transaction is referred to as the Cerulean/Private Daré stock purchase transaction and “Cerulean” refers to Cerulean Pharma Inc. before that transaction closed.
The Cerulean/Private Daré stock purchase transaction was accounted for as a reverse merger under the acquisition method of accounting whereby Private Daré was considered to have acquired Cerulean for financial reporting purposes. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill was primarily attributable to the cash and cash equivalents at closing of the transaction of approximately $9.9 million and the impact of the unamortized fair value of stock options granted by Cerulean that were outstanding immediately before the transaction closed of approximately $3.7 million.
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
The Company determined that the acquisition of Pear Tree should be accounted for as an asset acquisition instead of a business combination because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and therefore, the asset is not considered a business. Transaction costs of approximately $452,000 associated with the merger were included in the Company’s research and development expense.
Under the Merger Agreement, certain former and continuing Pear Tree service providers and former holders of Pear Tree’s capital stock, or the Holders, were eligible to receive a $75,000 payment due on the one-year anniversary of the closing of the merger and are eligible to receive tiered royalties, subject to customary provisions permitting royalty reductions and offset, based on percentages of annual net sales of certain products subject to license agreements the Company assumed and a percentage of sublicense revenue. The Company must also make contingent payments to the Holders based on achieving certain clinical, regulatory and commercial milestones, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock.
In accordance with the terms of the Merger Agreement, because the Negative Consideration Amount (as defined below) exceeded the Positive Consideration Amount (as defined below), at the time of the closing of the merger, the excess amount (approximately $132,000) offset the $75,000 payment due on the one-year anniversary of the closing of the merger and the balance will offset future payments otherwise due under the Merger Agreement to the Holders. Positive Consideration Amount means the sum of $75,000, and the cash and cash equivalents held by Pear Tree at closing, and Negative Consideration Amount means the sum of (i) certain Pear Tree indebtedness and transaction expenses, (ii) transaction expenses of the stockholders’ representatives, and (iii) amounts payable under Pear Tree’s management incentive plan.

5.	STOCK-BASED COMPENSATION
The 2015 Employee, Director and Consultant Equity Incentive Plan
Prior to the Cerulean/Private Daré stock purchase transaction, Private Daré maintained the 2015 Employee, Director and Consultant Equity Incentive Plan, or the 2015 Private Daré Plan. Upon closing of the Cerulean/Private Daré stock purchase transaction, the Company assumed the 2015 Private Daré Plan and each then outstanding award granted thereunder, which consisted of options and restricted stock. Based on the exchange ratio for the Cerulean/Private Daré stock purchase transaction and after giving effect to the reverse stock split effected in connection with the closing of that transaction, the outstanding options and restricted stock awards granted under the 2015 Private Daré Plan were replaced with options to purchase 10,149 shares of the Company’s common stock with a correspondingly adjusted exercise price, all of which were outstanding as of June 30, 2019, and 223,295 restricted shares of the Company’s common stock. Those options are fully vested and expire in December 2025.

No further awards may be granted under the 2015 Private Daré Plan following the closing of the Cerulean/Private Daré stock purchase transaction.
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the six months ended June 30, 2019 or June 30, 2018.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Plan, or the Amended 2014 Plan. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2019, the number of authorized shares increased by 456,886 to 2,503,771, which increase represented 4% of the number of outstanding shares of common stock on such date.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the six months ended June 30, 2019. The exercise price of all options granted during the six months ended June 30, 2019 was equal to the market value of the Company’s common stock on the date of the grant. As of June 30, 2019, unamortized stock-based compensation expense of $1,348,159 will be amortized over a weighted average period of 2.9 years. At June 30, 2019, 497,032 shares of common stock were reserved for future issuance under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018 (1)	1,635,790	$11.08
Granted	698,000	0.79
Exercised	—	—
Canceled/forfeited	(316,832)	24.55
Expired	(70)	59.48
Outstanding at June 30, 2019 (unaudited) (1)	2,016,888	$5.40
Exercisable at June 30, 2019 (unaudited)	427,702	$21.83
(1)Includes 10,149 shares subject to options granted under the 2015 Private Daré Plan assumed in connection with the Cerulean/Private Daré stock purchase transaction.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$26,996	$—	$51,699	$—
General and administrative	84,355	9,423	157,620	18,547
Total	$111,351	$9,423	$209,319	$18,547

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Expected life in years	10.0	10.0
Risk-free interest rate	2.09%	2.58%
Expected volatility	123%	121%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$0.86	$0.75

6.	STOCKHOLDERS’ EQUITY
ATM Sales Agreement
In January 2018, the Company entered into a common stock sales agreement under which the Company may sell up to an aggregate of $10 million in gross proceeds through the sale of shares of common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). The Company will pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement plus certain legal expenses. This agreement was amended in August 2018 to refer to the Company’s shelf registration statement on Form S-3 (File No. 333-227019) that was filed to replace the Company’s shelf registration statement on Form S-3 (File No. 333-206396) that expired on August 28, 2018.
The Company sold no shares under this agreement during either the three or six months ended June 30, 2019 or the three months ended June 30, 2018. During the six months ended June 30, 2018, the Company sold an aggregate of 375,000 shares common stock under this agreement for gross proceeds of approximately $1.1 million and incurred issuance costs of $237,403.
February 2018 Underwritten Public Offering
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
Common Stock Warrants
The warrants issued in the February 2018 underwritten offering initially had an exercise price of $3.00 per share and are exercisable through February 2023. The warrants include a price-based anti-dilution provision, which provides that, subject to certain limited exceptions, the exercise price of the warrants will be reduced each time the Company issues or sells securities for a consideration per share less than a price equal to the exercise price of those warrants in effect immediately prior to such issuance or sale. In addition, subject to certain exceptions, if the Company issues, sells or enters into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of the Company’s common stock, the warrant holders have the right to substitute such variable price for the exercise price of the warrant then in effect. These warrants are exercisable only for cash, unless a registration statement covering the shares issued upon exercise of the warrants is not effective, in which case the warrants may be exercised on a cashless basis. A registration statement covering the shares issued upon exercise of the warrants is currently effective. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which has been recorded in equity as of the grant date. The Company early adopted ASU 2017-11 as of January 1, 2018 and recorded the fair value of the warrants as equity.

On April 11, 2019, in accordance with the anti-dilution provision of these warrants and as a result of the sale of shares in the public offering that closed on that date and which is discussed below, the exercise price of these warrants was automatically reduced to $0.98 per share. For the three and six months ended June 30, 2019 the Company recorded $0.8 million to additional paid in capital as a result of the triggering of the anti-dilution provisions.
In addition to the warrants issued in the February 2018 underwritten offering, as of June 30, 2019, there are outstanding warrants to purchase 30,333 shares of the Company’s common stock, which are further described in the table below.
No warrants were exercised during the six months ended June 30, 2019 or 2018. As of June 30, 2019, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	December 1, 2021
3,737	$120.40	December 6, 2021
17,190	$60.50	January 8, 2020
6,500	$10.00	April 4, 2026
3,720,500	$0.98	February 15, 2023
3,750,833
April 2019 Underwritten Public Offering
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
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018, has term of 37 months, and terminates on July 31, 2021. The Company has the option to extend the term of the lease for one year at the Company's discretion. The gross monthly base rent is $8,873, which increases approximately 4% per year, subject to certain future adjustments. The base rent was abated during the second month of the lease. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The lease does not require material variable lease payments, a residual value guarantee or restrictive covenants. This is the Company’s only lease.
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

As of June 30, 2019, the Company recorded a right of use asset of $193,399 in other non-current assets, and $87,859 and $116,089, respectively, in current and non-current other liabilities on the consolidated balance sheet.
As of June 30, 2019, future minimum lease payments for the Company's corporate headquarters are:

Years ending December 31:
Remainder of 2019	$55,531
2020	112,943
2021	67,595
Total future minimum lease payments	236,069
Less: Difference between future minimum lease payments and discounted operating lease liabilities	42,669
Total operating lease liabilities	$193,400

Operating lease costs were $27,038 and $54,076 for the three and six months ended June 30, 2019, respectively. Operating lease costs are included in general and administrative expenses in the condensed consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $26,620 and $53,240 for the three and six months ended June 30, 2019, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows.

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
For products currently in development, future potential milestone payments based on product development are approximately $14.6 million as of June 30, 2019. Future potential milestone payments related to commercialization totaled $20 million at June 30, 2019. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments depend on the Company's product development programs.
Royalty Payments. After the commercial launch of Ovaprene, the Company will pay to ADVA-Tec royalties based on aggregate annual net sales of Ovaprene in specified regions, at a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds. The Company is unable to estimate with certainty the timing on when these royalty payments will occur as these payments depend on the Company's product development programs.
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
Royalty Payments. SST will be eligible to receive (1) tiered royalties based on percentages of annual net sales of Licensed Products in the single digits to the mid double digits, subject to customary royalty reductions and offsets, and (2) a percentage of sublicense revenue.
Milestone Payments. SST will be eligible to receive payments (1) ranging from $0.5 million to $18.0 million in the aggregate on achieving certain clinical and regulatory milestones in the U.S. and worldwide, and (2) between $10.0 million and $100 million in the aggregate upon achieving certain commercial sales milestones. If the

Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST.
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
In April 2018, the Company received a Notice of Award for the first $224,665 of the anticipated $1.9 million in grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the National Institutes of Health, or the NIH. The Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. The Company received all $224,665 of the award payments under this Notice of Award. Such payments were applied to clinical development efforts supporting Ovaprene and were recognized in the statement of operations as a reduction to research and development activities as the related costs were incurred to meet those obligations over the period.
On March 11, 2019, the Company received a second Notice of Award for an additional $982,851 of the anticipated $1.9 million in grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development. The second award followed the NIH's review of an interim data analysis and other results of the first phase of the research supporting Ovaprene. Award payments under this second notice of award ($161,007 received through June 30, 2019) are being applied to clinical development efforts supporting Ovaprene. At June 30, 2019, the Company recorded a receivable of $456,484 for expenses incurred through such date that are eligible for reimbursement under this second notice of award.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	2,190,360	547,571	2,190,360	547,571
Warrants	3,750,833	3,751,002	3,750,833	3,751,002
Total	5,941,193	4,298,573	5,941,193	4,298,573

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
In this report, “we,” “us,” “our,” “Daré” or the “Company” refer collectively to Daré Bioscience, Inc. and its wholly owned subsidiaries, unless otherwise stated or the context otherwise requires. All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.
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
Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical stage candidates addressing unmet needs in women's health. Our portfolio includes these six clinical-stage product candidates:

•	DARE-BV1, a novel solution-to-gel formulation containing clindamycin phosphate 2% for bacterial vaginosis, or BV;

•	Ovaprene®, a non-hormonal monthly contraceptive intravaginal ring;

•	Sildenafil Cream, 3.6%, a novel cream formulation of sildenafil for female sexual arousal disorder, or FSAD;

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for hormone replacement therapy, or HRT, following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer;

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an IVF treatment plan; and
Our portfolio also includes these pre-clinical stage product candidates:
DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel;

•	ORB-204 and ORB-214, 6-month and 12-month formulations of injectable etonogestrel for contraception; and

•	DARE-OAB1, an intravaginal ring containing oxybutynin for the treatment of overactive bladder.
Our primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing our portfolio of product candidates through clinical development and regulatory approval. We expect that the bulk of our development expenses over the next two years will support the advancement of our clinical-stage product candidates.
To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any revenue. We are subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key individuals, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. We are also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.
Clinical Stage Product Candidates
The following provides a brief overview of the clinical stage product candidates on which we are primarily focusing our development efforts at this time.
DARE-BV1
DARE-BV1 is a novel solution-to-gel formulation containing clindamycin, an antibiotic used to treat certain bacterial infections, including BV. DARE-BV1 is designed to be administered in a convenient, single vaginal dose with a dual release pattern to prolong the duration of exposure to clindamycin at the site of infection and to potentially improve the rate of effectiveness compared to existing FDA-approved therapies. Current FDA-approved therapies for BV have clinical cure rates of less than 70 percent. In an investigator initiated proof-of-concept study that enrolled 30 women, DARE-BV1 demonstrated an 86 percent clinical cure rate in evaluable subjects (n=26) at the test-of-cure visit (Day 7-14) after one administration. We plan to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-BV1 for BV in the U.S.
In August 2019, the FDA granted DARE-BV1 Qualified Infectious Disease Product (QIDP) designation for the treatment of BV in women. QIPD designation is available under Title VIII of the FDA Safety and Innovation Act, titled General Antibiotic Incentive Now (GAIN), which creates incentives for the development of antibacterial and antifungal drug products that treat serious or life-threatening infections. The primary incentive is a five-year exclusivity extension added to any exclusivity for which a QIDP qualifies upon FDA approval. Additionally, DARE BV-1's QIDP designation makes it eligible for Fast Track designation and Priority Review.
We expect to commence a Phase 3 clinical study of DARE-BV1 in approximately 250 women in the fourth quarter of 2019 and, if the study is successful, to be in a position to file a new drug application, or NDA, with the FDA in 2020. We anticipate that the cost of the Phase 3 clinical study, including manufacturing activities, and the NDA filing thereafter to be less than $10.0 million.
Ovaprene
Ovaprene is an intravaginal ring that, if approved, would represent a new category of birth control. Ovaprene does not contain hormones and is designed to be worn conveniently over multiple weeks and to require no intervention at the time of intercourse. Ovaprene is a silicone-reinforced ring with a soft, absorbable scaffolding that encircles a fluid-permeable barrier. A polymer matrix in the center of the ring functions as a physical barrier to sperm. The silicone ring also releases ferrous gluconate to create a spermiostatic environment within the vagina.
Ovaprene is a combination product and, following a request for designation process, the FDA designated Center for Devices and Radiological Health, or CDRH, as the lead agency FDA program center for premarket review and product regulation. CDRH has determined that a PMA will be required to market Ovaprene in the U.S.

In May 2018, we announced initiation of a postcoital test, or PCT, clinical trial of Ovaprene and in July 2019 we announced that we completed recruitment.  This ongoing clinical trial is designed to assess general safety, acceptability, and effectiveness in preventing progressively motile sperm, or PMS, from reaching the cervical canal following intercourse. The study will enroll approximately 50 couples, with the woman to be evaluated over the course of five menstrual cycles, with a target of having approximately 25 women complete a total of 21 visits. Each woman’s cervical mucus will be measured at several points during the study, including a baseline measurement at menstrual cycle 1 that excludes the use of any product. Subsequent cycles and visits will include the use of a diaphragm (menstrual cycle 2) and Ovaprene (menstrual cycles 3, 4 and 5). Topline data from the PCT clinical trial are expected to be available in the fourth quarter of 2019.
PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness. Infertility research suggests that higher rates of pregnancy are associated with PMS per high power field, or HPF, of from greater than one to greater than 20 sperm, and less than 5 PMS per HPF is considered reflective of contraceptive effectiveness.
If the PCT clinical trial demonstrates that less than 5 PMS per HPF progressed into the cervical canal in most women and that Ovaprene can be safely worn over multiple weeks, we intend to prepare and file an Investigational Device Exemption, or IDE, with the FDA to commence a pivotal clinical trial to support marketing approvals of Ovaprene in the United States, Europe and other countries worldwide.
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
We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream, 3.6% in the U.S. During the third quarter of 2018, we had a Type C meeting with the FDA regarding the design of our Phase 2b clinical trial for Sildenafil Cream, 3.6% and the overall development program for this product candidate. Based on the FDA guidance we received from that meeting, we commenced Phase 2b related activities during the fourth quarter of 2018 with the initiation of a non-interventional content validity study intended to support the validity of specific patient reported outcome, or PRO, measures. This study seeks to identify and document the genital arousal symptoms that will be assessed in our planned at-home Phase 2b trial, as well as our Phase 3 studies, and to demonstrate that these symptoms are the most important and relevant to our target population and are also acceptable endpoints for the FDA. We are in the final stages of completing this study. We believe that completing this study will be a significant de-risking event for our Sildenafil Cream, 3.6% program because it will position us to hold a Type C meeting with the FDA to review the study's findings and to obtain the FDA’s guidance on the endpoints for our Phase 2b and Phase 3 clinical trials, including whether the FDA agrees that the PRO instruments are content valid for the target population. Our plan is for the endpoints used in the Phase 2b trial to reflect the endpoints used in the Phase 3 trial. The timing of when we initiate the Phase 2b at-home trial will be influenced by the FDA's guidance. We continue to explore additional clinical and non-clinical work that might be valuable or required to support the overall program and anticipated design of the Phase 2b trial.
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
Financial Overview
We incurred a loss of approximately $7.0 million for the six months ended June 30, 2019. As of June 30, 2019, we had (a) an accumulated deficit of approximately $36.8 million and (b) cash and cash equivalents of approximately

$5.6 million. We also had negative cash flow from operations of approximately $6.3 million during the six months ended June 30, 2019. As further discussed below, in an underwritten public offering we closed in April 2019, we received aggregate net proceeds of approximately $5.2 million. We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. The amount and timing of future funding will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations.
Recent Events
Underwritten Public Offering
On April 11, 2019, we closed an underwritten public offering of 4,575,000 shares of our common stock at a public offering price of $1.10 per share. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 686,250 shares, which was exercised in full on April 12, 2019. Including the over-allotment shares, we issued a total of 5,261,250 shares, and received gross proceeds of approximately $5.8 million and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses.
As a result of the sale of shares of our common stock in the offering described above, per the terms of the warrants we issued in February 2018, their exercise price was automatically reduced from $3.00 to $0.98 per share on April 11, 2019. For additional information, see Note 6 to our unaudited interim consolidated financial statements contained in this report.
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
Results of Operations
Comparison of Three Months Ended June 30, 2019 and 2018 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three months ended June 30,		Dollar
	2019	2018	Change
Operating expenses:
General and administrative expense	$1,307,379	$1,157,174	$150,205
Research and development expenses	2,512,572	2,217,622	294,950
License expenses	162,500	250,000	(87,500)
Total operating expenses	3,982,451	3,624,796	357,655
Loss from operations	(3,982,451)	(3,624,796)	(357,655)
Other income	30,001	42,626	(12,625)
Net loss	(3,952,450)	(3,582,170)	(370,280)
Deemed dividend from trigger of down round provision feature	(789,594)	—	(789,594)
Net loss to common shareholders	(4,742,044)	(3,582,170)	(1,159,874)
Other comprehensive loss:
Foreign currency translation adjustments	(7,917)	(27,485)	19,568
Comprehensive loss	$(4,749,961)	$(3,609,655)	$(1,140,306)
Revenues
We did not recognize any revenues for either of the three months ended June 30, 2019 or 2018.

General and administrative expenses
The increase of $150,205 in general and administrative expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributable to an increase in (i) personnel costs of approximately $102,422 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses in the current period, and (ii) an increase in stock-based compensation expense of $74,932. Those increases were partially offset by a decrease of approximately $53,612 in expenses for outside professional services in the current period as compared to the same period of the prior year.
Research and development expenses
The increase of $294,950 in research and development expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributable to (i) an increase in costs related to development activities of approximately $518,051 for Ovaprene and Sildenafil Cream, 3.6%, and to a lesser extent, for DARE-BV1 and DARE-HRT1, offset by grant funding recorded as a reduction to research and development expense related to Ovaprene of approximately $456,484, (ii) an increase in personnel costs of approximately $233,382 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses, and (iii) an increase in stock-based compensation expense of $26,996.
License expenses
The license expenses of $162,500 for the three months ended June 30, 2019 related to (i) the accrual of $112,500 of deferred license fees in the aggregate due under the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, and (ii) the $50,000 annual license maintenance fee due under the Juniper License Agreement. During the quarter, we accrued (y) $62,500 of the $250,000 of license fees payable under the Assignment Agreement and (z) $50,000 of the $200,000 of license fees payable under the First Amendment to License Agreement. Both of these license fees are due in December 2019, and in our discretion, may be paid either in cash or with shares of our common stock.
The license expense of $250,000 for the three months ended June 30, 2018 was entirely related to the $250,000 non-creditable upfront license fee payment to Juniper in connection with the execution of the Juniper License Agreement.
For further discussion of these license fees, see Note 8 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $12,625 in other income for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to interest earned on cash balances in the current period.

Comparison of Six Months Ended June 30, 2019 and 2018 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Six months ended June 30,		Dollar
	2019	2018	Change
Operating expenses:
General and administrative expense	$2,584,559	$2,460,363	$124,196
Research and development expenses	4,205,963	3,304,275	$901,688
License expenses	275,000	350,000	$(75,000)
Impairment of goodwill	—	5,187,519	$(5,187,519)
Total operating expenses	7,065,522	11,302,157	$(4,236,635)
Loss from operations	(7,065,522)	(11,302,157)	(4,236,635)
Other income	61,232	54,370	$6,862
Net loss	(7,004,290)	(11,247,787)	$4,243,497
Deemed dividend from trigger of down round provision feature	(789,594)	—	789,594
Net loss to common shareholders	(7,793,884)	(11,247,787)	(3,453,903)
Other comprehensive loss:
Foreign currency translation adjustments	(296)	(41,231)	$40,935
Comprehensive loss	$(7,794,180)	$(11,289,018)	$3,494,838
Revenues
We did not recognize any revenues for either of the six months ended June 30, 2019 or 2018.
General and administrative expenses
The increase of $124,196 in general and administrative expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to an increase in (i) personnel costs of approximately $344,028 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses in the current period, and (ii) an increase in stock-based compensation expense of $139,073. Those increases were partially offset by a decrease of approximately $365,465 in expenses for outside professional services
Research and development expenses
The increase of $901,688 in research and development expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to (i) an increase in costs related to development activities of approximately $922,064 for Ovaprene and Sildenafil Cream, 3.6%, and to a lesser extent, for DARE-BV1 and DARE-HRT1, offset by grant funding recorded as a reduction to research and development expense related to Ovaprene of approximately $617,491, (ii) an increase in personnel costs of approximately $344,028 due to increased salary, benefit and bonus expenses due to staff additions, and (iii) an increase in stock-based compensation expense of $51,699.
License expenses
The license expenses of $275,000 for the six months ended June 30, 2019 related to (i) the accrual of deferred license fees due under the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC; and (ii) the $50,000 annual license maintenance fee due under the Juniper License Agreement. During the six months ended June 30, 2019, we accrued (y) $125,000 of the $250,000 of license fees payable under the Assignment Agreement and (z) $100,000 of the $200,000 of license fees payable under the First Amendment to License Agreement. Both of these license fees are due in December 2019, and in our discretion, may be paid either in cash or with shares of our common stock
The license expenses of $350,000 for the six months ended June 30, 2018 was related to the $250,000 non-creditable upfront license fee payment to Juniper in connection with the execution of the Juniper License Agreement and to the $100,000 in license fees paid to SST.

For further discussion of these license fees, see Note 8 to our unaudited interim consolidated financial statements contained in this report.
Goodwill impairment expense
We incurred an impairment loss of $5,187,519 for the six months ended June 30, 2018 due to our determination that the carrying amount of our goodwill exceeded its estimated fair value at June 30, 2018. For a discussion of our goodwill analysis, see Note 4 to our unaudited interim consolidated financial statements contained in this report.
Other income
The increase of $6,862 in other income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to interest earned on cash balances in the current period.

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
At June 30, 2019, our accumulated deficit was approximately $36.8 million, our cash and cash equivalents were approximately $5.6 million, our working capital was approximately $4.6 million, and we had incurred a net loss from operations of $7.1 million. We had negative cash flow from operations of approximately $6.3 million during the six months ended June 30, 2019. We received gross proceeds of approximately $5.8 million, and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses, from our underwritten public offering that closed in April 2019. Considering our current cash resources, we believe our existing resources will be sufficient to fund planned operations into the first quarter of 2020. For the foreseeable future, our ability to continue our operations will depend upon our ability to obtain additional capital.
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
We expect our expenses to increase during the rest of 2019 as we continue the development of our product candidates, including as we (1) complete the Ovaprene PCT clinical trial, (2) prepare for the initiation of a Phase 3 clinical trial of DARE-BV1, (3) continue Phase 2b-related activities and prepare for the potential commencement of the at-home Phase 2b clinical study of Sildenafil Cream, 3.6%, (4) prepare for the initiation of a Phase 1 clinical study of DARE-HRT1, and (5) to a lesser extent, continue to advance our other product candidates.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	(6,326,726)	(4,807,544)
Net cash used in investing activities	—	(460,200)
Net cash provided by financing activities	5,151,702	10,195,653
Effect of exchange rate changes on cash and cash equivalents	(296)	(41,231)
Net increase (decrease) in cash	$(1,175,320)	$4,886,678
Net cash used in operating activities
Cash used in operating activities for the six months ended June 30, 2019 included the net loss of $7,004,290, decreased by non-cash stock-based compensation expense of $209,319. Major components reducing operating cash in this period were a $461,982 increase in other receivables and a $34,861 increase in prepaid expenses. Major components providing operating cash in this period were a $710,459 increase in accrued expenses, a $172,413 increase in accounts payable, and a $79,063 increase in other non-current assets.
Cash used in operating activities for the six months ended June 30, 2018 included the net loss of $11,247,787, decreased by non-cash impairment of goodwill of $5,187,519, acquired in-process research and development expense of approximately $452,000 and non-cash stock-based compensation expense of $18,547. Major components providing operating cash in this period were a $288,846 increase of accounts payable, a $9,739 increase of accrued expenses, a $259,562 decrease in other receivables and a $193,495 decrease in other current assets.
Net cash used in investing activities
No cash was provided by or used in investing activities for the six months ended June 30, 2019.
Cash used in investing activities for the six months ended June 30, 2018 consisted of approximately $452,000 of transaction costs associated with our acquisition of Pear Tree and approximately $8,200 related to the purchase of property and equipment.

Net cash provided by financing activities
Cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the underwritten public offering completed in April 2019.
Cash provided by financing activities for the six months ended June 30, 2018 consisted of proceeds from the underwritten public offering completed in February 2018 and sales under the at-the-market offering agreement in January and February 2018.
License and Royalty Agreements
We have to make various royalty and milestone payments under the product license and development agreements related to DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%, and under the other agreements related to our other clinical and preclinical candidates. For further discussion of these potential payments, see Note 8 to our unaudited interim consolidated financial statements contained in this report.
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
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2019 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2018 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2018 10-K other than as described below:

Risks Related to Our Securities
There is no assurance that we will continue to satisfy the listing requirements of the Nasdaq Capital Market.
Our common stock is listed on the Nasdaq Capital Market. As previously reported, on June 21, 2019, we received a letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), and that we have until December 18, 2019 to regain compliance. We will regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days at any time between June 21, 2019 and December 18, 2019, unless the Nasdaq Staff exercises its discretion to extend such 10-day period. From June 21, 2019 through August 13, 2019, the closing bid price of our common stock has been less than $1.00.
If we have not regained compliance by December 18, 2019, we may be eligible for an additional 180-day compliance period. To qualify for this additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, other than the Minimum Bid Price Requirement, including having stockholders’ equity of at least $5 million. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency during the additional compliance period, which may include, if necessary, implementing a reverse stock split. Our stockholders' equity at June 30, 2019 was $5.1 million, and, as such, we expect that we will need to raise additional equity capital to be eligible for the additional compliance period. If our stockholders' equity is not at least $5.0 million at September 30, 2019 but increases to at least $5.0 million after September 30, 2019 and before December 18, 2019, we understand that the Nasdaq Staff has discretion whether to consider such increase for purposes of determining our eligibility for the additional compliance period. If we are not granted the additional compliance period for any reason, the Nasdaq Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Hearing Panel.
 There can be no assurance we will regain compliance with the Minimum Bid Price Requirement or continue to satisfy the other continued listing requirements of The Nasdaq Capital Market. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and could result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

Daré Bioscience, Inc.

Date: August 14, 2019	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)