Form 10-Q
period 2019-09-30
Dare Bioscience, Inc.
filed 2019-11-12
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 11, 2019, 16,683,411 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
The discussion regarding our contemplated acquisition of Microchips Biotech, Inc. discussed in this report also contains forward looking statements, including without limitation, statements relating to the completion of the acquisition, the expected timing thereof, Microchips’ anticipated cash at closing and after payment of its transaction-related expenses, and our expectations as to when and how much contingent consideration may become payable. Actual results could differ materially from those anticipated as a result of various factors, including: (1) Microchips may be unable to obtain the stockholder approval required for completion of the transaction; (2) other conditions to the closing of the transaction may not be satisfied; (3) the transaction may involve unexpected costs, liabilities or delays; (4) our business or stock price may suffer as a result of uncertainty surrounding the transaction; (5) the outcome of any legal proceedings related to the transaction; (6) we may be adversely affected by other economic, business, and/or competitive factors; (7) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (8) risks that the transaction disrupts current plans and operations as a result of the transaction; and (9) other risks to consummation of the transaction, including the risk that the transaction will not be completed.

All forward-looking statements in this report are current only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events, except as required by law.

5

PART I.	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,435,120	$6,805,889
Other receivables	37,839	31,037
Prepaid expenses	770,506	403,097
Total current assets	3,243,465	7,240,023
Property and equipment, net	5,905	9,396
Other non-current assets	632,648	577,968
Total assets	$3,882,018	$7,827,387
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$352,243	$459,705
Accrued expenses	1,536,587	631,351
Total current liabilities	1,888,830	1,091,056
Other liabilities	183,196	9,711
Total liabilities	2,072,026	1,100,767
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 16,683,411 and 11,422,161 shares issued and outstanding, respectively	1,668	1,143
Accumulated other comprehensive loss	(112,402)	(96,728)
Additional paid-in capital	42,077,455	35,791,972
Accumulated deficit	(40,156,729)	(28,969,767)
Total stockholders' equity	1,809,992	6,726,620
Total liabilities and stockholders' equity	$3,882,018	$7,827,387
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	$1,318,986	$1,175,049	$3,903,545	$3,635,413
Research and development expenses	1,966,230	1,446,548	6,172,192	4,750,823
License expenses	133,333	—	408,333	350,000
Impairment of goodwill	—	—	—	5,187,519
Total operating expenses	3,418,549	2,621,597	10,484,070	13,923,755
Loss from operations	(3,418,549)	(2,621,597)	(10,484,070)	(13,923,755)
Other income	25,471	47,122	86,703	101,492
Net loss	$(3,393,078)	$(2,574,475)	$(10,397,367)	$(13,822,263)
Deemed dividend from trigger of down round provision feature	—	—	(789,594)	—
Net loss to common shareholders	$(3,393,078)	$(2,574,475)	$(11,186,961)	$(13,822,263)
Foreign currency translation adjustments	$(15,378)	$(18,721)	$(15,674)	$(59,952)
Comprehensive loss	$(3,408,456)	$(2,593,196)	$(11,202,635)	$(13,882,215)
Loss per common share - basic and diluted	$(0.20)	$(0.23)	$(0.76)	$(1.32)
Weighted average number of common shares outstanding:
Basic and diluted	16,683,411	11,422,161	14,756,213	10,499,982

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2019
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at June 30, 2019	16,683,411	$1,668	$41,942,062	$(97,024)	$(36,763,651)	$5,083,055
Stock-based compensation	—	—	135,393	—	—	135,393
Net loss	—	—	—	—	(3,393,078)	(3,393,078)
Foreign currency translation adjustments	—	—	—	(15,378)	—	(15,378)
Balance at September 30, 2019	16,683,411	$1,668	$42,077,455	$(112,402)	$(40,156,729)	$1,809,992

Nine Months Ended September 30, 2019
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Stock-based compensation	—	—	344,712	—	—	344,712
Issuance of common stock via public offering, net	5,261,250	525	5,151,177	—	—	5,151,702
Deemed dividend from trigger of down round provision	—	—	789,594	—	(789,594)	—
Net loss	—	—	—	—	(10,397,367)	(10,397,367)
Foreign currency translation adjustments	—	—	—	(15,674)	—	(15,674)
Balance at September 30, 2019	16,683,411	$1,668	$42,077,455	$(112,402)	$(40,156,729)	$1,809,992

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2018
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at June 30, 2018	11,422,161	$1,142	$35,754,872	$(59,311)	$(23,478,740)	$12,217,963
Public offering costs	—	—	(77,737)	—	—	(77,737)
Public offering costs	—	—	(3,464)	—	—	(3,464)
Stock-based compensation	—	—	39,991	—	—	39,991
Net loss	—	—	—	—	(2,574,475)	(2,574,475)
Foreign currency translation adjustments	—	—	—	(18,721)	—	(18,721)
Balance at September 30, 2018	11,422,161	$1,142	$35,713,662	$(78,032)	$(26,053,215)	$9,583,557

Nine Months Ended September 30, 2018
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2017	6,047,161	$605	$25,541,210	$(18,080)	$(12,230,952)	$13,292,783
Issuance of common stock	375,000	37	736,698	—	—	736,735
Net proceeds from issuance of common stock and warrants	5,000,000	500	9,377,216	—	—	9,377,716
Stock-based compensation	—	—	58,538	—	—	58,538
Net loss	—	—	—	—	(13,822,263)	(13,822,263)
Foreign currency translation adjustments	—	—	—	(59,952)	—	(59,952)
Balance at September 30, 2018	11,422,161	$1,142	$35,713,662	$(78,032)	$(26,053,215)	$9,583,557

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(10,397,367)	$(13,822,263)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	3,491	1,263
Stock-based compensation	344,712	58,538
Non-cash lease expenses	10,549	—
Acquired in-process research and development	—	507,000
Impairment of goodwill	—	5,187,519
Changes in operating assets and liabilities:
Other receivables	(6,802)	203,928
Prepaid expenses	(367,409)	(238,378)
Other current assets	—	193,495
Other non-current assets	138,719	105,692
Accounts payable	(107,463)	(39,803)
Accrued expenses	905,236	276,062
Other liabilities	(30,463)	8,900
Net cash used in operating activities	(9,506,797)	(7,558,047)
Investing activities:
Purchases of property and equipment	—	(11,836)
Acquisition of Pear Tree and Hydra asset	—	(507,000)
Net cash used in investing activities	—	(518,836)
Financing activities:
Net proceeds from issuance of common stock and warrants	5,151,702	10,114,452
Net cash provided by financing activities	5,151,702	10,114,452
Effect of exchange rate changes on cash and cash equivalents	(15,674)	(59,952)
Net change in cash and cash equivalents	(4,370,769)	1,977,617
Cash and cash equivalents, beginning of period	6,805,889	7,559,846
Cash and cash equivalents, end of period	$2,435,120	$9,537,463
Supplemental disclosure of non-cash operating and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$231,698	—
Deemed dividend from trigger of down round provision	$789,594	—

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Daré Bioscience, Inc. is a clinical-stage biopharmaceutical company committed to the acceleration of innovative products for women’s health. Daré Bioscience, Inc. and its wholly owned subsidiaries operate in one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly owned subsidiaries, unless otherwise stated or the context otherwise requires.
The Company is driven by a mission to identify, acquire and develop a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, fertility, and sexual and vaginal health. The Company's business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in the Company's areas of focus, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development, and then out-license these products to companies with sales and distribution capabilities in women's health to leverage their commercial capabilities.
Since July 2017, the Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates addressing unmet needs in women’s health. The Company’s portfolio includes three product candidates in advanced clinical development and three Phase 1-ready candidates:

•
DARE-BV1, a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% to be administered in a single vaginally delivered application as a first line treatment for bacterial vaginosis, or BV;

•	Ovaprene®, a hormone-free, monthly vaginal contraceptive;

•	Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD;

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of vasomotor symptoms (VMS) as part of a hormone replacement therapy following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer; and

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan.
The Company's portfolio also includes these pre-clinical stage product candidates:

•	ORB-204 and ORB-214, 6-month and 12-month formulations of injectable etonogestrel for contraception; and

•	DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
In addition, on November 10, 2019, the Company entered into a definitive agreement to acquire Microchips Biotech, Inc., or Microchips, a privately-held company developing a proprietary, microchip-based, implantable drug delivery system designed to store and precisely deliver hundreds of therapeutic doses over months and years, with potential utilization in multiple therapeutic indications, including women's contraception. The implant is intended to be operated by the patient to deliver medication on demand or on a pre-determined schedule that can be activated or deactivated wirelessly, as required. Microchips' lead product candidate is a pre-clinical stage contraceptive application of the technology, which, if successful, could provide women with unparalleled control over the management of their fertility. Utilizing the active pharmaceutical ingredient levonorgestrel, the device is intended to deliver all the benefits of a traditional long-acting, reversible contraceptive product and provide precise dosing and extended implant duration with the ability to wirelessly control the duration of ovulatory suppression based on individual user needs. See Note 11, "Subsequent Events," herein.
The Company’s primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing its portfolio of product candidates through clinical development and regulatory approval. We expect that the majority of our development expenses over the next two years will support the advancement of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%.
To date, the Company has not obtained any regulatory approvals for any of its product candidates, commercialized any of its product candidates or generated any product revenue. The Company is subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key individuals, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. The Company is also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and from larger companies with recognized brands, greater capital resources and higher levels of dedicated staff, and compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.

2.	GOING CONCERN
The Company has prepared its interim consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, as of September 30, 2019, the Company had an accumulated deficit of approximately $40.2 million and cash and cash equivalents of approximately $2.4 million. The Company also had negative cash flow from operations of approximately $9.5 million during the nine months ended September 30, 2019. The Company expects negative cash flows from operations will continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops its existing product candidates and seeks to acquire, license or develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
Based on the Company's current operating plan estimates, the Company will not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of these interim consolidated financial statements unless the Company raises additional capital or substantially curtails its operations. The Company needs to raise additional capital in the near term in order to continue to fund its operations and to successfully execute its current operating plan, including to continue the planned development of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%. The Company currently anticipates that it will receive approximately $5.7 million of additional working capital if the acquisition of Microchips closes as anticipated, but these funds will not be sufficient to support the current operating plan over the next 12 months, and there can be no assurance that the Microchips acquisition will close as anticipated.
Potential sources of capital include, but are not limited to, the sale of equity or equity-linked securities, monies awarded under grants, cash payments received in connection with corporate partnerships or collaborations on certain of the Company's portfolio assets, and business combinations with companies with current cash balances or committed sources of future payments or expense reimbursement. There is no guarantee that the Company will be able to raise capital on a timely basis, under attractive terms, or at all.
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
Cash and cash equivalents of $2.4 million and $6.8 million are measured at fair value as of September 30, 2019 and December 31, 2018, respectively, and are classified within Level 1 of the fair value hierarchy. Other receivables are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities.
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
The Company tests its goodwill for impairment at least annually as of December 31st and between annual tests if it becomes aware of an event or change in circumstance that would indicate the carrying value may be impaired. The Company tests goodwill for impairment at the entity level because it operates on the basis of a single reporting unit. A goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When impaired, the carrying value of goodwill is written down to fair value. Any excess of the reporting unit goodwill carrying value over the fair value is recognized as impairment loss.
The Company assessed goodwill at March 31, 2018, determined there was an impairment and recognized an impairment charge of approximately $5.2 million in the interim consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018. As of March 31, 2018, the goodwill carrying value on the Company’s consolidated balance sheet was written off in its entirety.
Pear Tree Merger
On April 30, 2018, the Company entered into an Agreement and Plan of Merger, or the PT Merger Agreement, with Pear Tree Pharmaceuticals, Inc., or Pear Tree, Daré Merger Sub, Inc., a wholly owned subsidiary of the Company, or Merger Sub, and two individuals in their respective capacities as Pear Tree stockholders’ representatives. The transactions contemplated by the PT Merger Agreement closed on May 16, 2018, and as a result, Pear Tree became the Company’s wholly owned subsidiary. The Company acquired Pear Tree to secure the rights to develop DARE-VVA1, a proprietary vaginal formulation of tamoxifen, as a potential treatment for vulvar and vaginal atrophy.
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
Under the PT Merger Agreement, certain former and continuing Pear Tree service providers and former holders of Pear Tree’s capital stock, or the Holders, were eligible to receive a $75,000 payment due on the one-year anniversary of the closing of the merger and are eligible to receive tiered royalties, subject to customary provisions permitting royalty reductions and offset, based on percentages of annual net sales of certain products subject to license agreements the Company assumed and a percentage of sublicense revenue. The Company must also make contingent payments to the Holders based on achieving certain clinical, regulatory and commercial milestones, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock.
In accordance with the terms of the PT Merger Agreement, because the Negative Consideration Amount (as defined below) exceeded the Positive Consideration Amount (as defined below), at the time of the closing of the merger, the excess amount (approximately $132,000) offset the $75,000 payment due on the one-year anniversary of the closing of the merger and the balance will offset future payments otherwise due under the PT Merger Agreement to the Holders. Positive Consideration Amount means the sum of $75,000, and the cash and cash equivalents held by Pear Tree at closing, and Negative Consideration Amount means the sum of (i) certain Pear Tree indebtedness and transaction expenses, (ii) transaction expenses of the stockholders’ representatives, and (iii) amounts payable under Pear Tree’s management incentive plan.

5.	STOCK-BASED COMPENSATION
The 2015 Employee, Director and Consultant Equity Incentive Plan
Prior to the Cerulean/Private Daré stock purchase transaction, Private Daré maintained the 2015 Employee, Director and Consultant Equity Incentive Plan, or the 2015 Private Daré Plan. Upon closing of the Cerulean/Private Daré stock purchase transaction, the Company assumed the 2015 Private Daré Plan and each then outstanding award granted thereunder, which consisted of options and restricted stock. Based on the exchange ratio for the Cerulean/Private Daré stock purchase transaction and after giving effect to the reverse stock split effected in connection with the closing of that transaction, the outstanding options and restricted stock awards granted under the 2015 Private Daré Plan were replaced with options to purchase 10,149 shares of the Company’s common stock with a correspondingly adjusted exercise price, all of which were outstanding as of September 30, 2019, and 223,295 shares of the Company’s common stock. Those options are fully vested and expire in December 2025.
No further awards may be granted under the 2015 Private Daré Plan following the closing of the Cerulean/Private Daré stock purchase transaction.
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the nine months ended September 30, 2019 or September 30, 2018.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the nine months ended September 30, 2019. The exercise price of all options granted during the nine months ended September 30, 2019 was equal to the market value of the Company’s common stock on the date of the grant. As of September 30, 2019, unamortized stock-based compensation expense of $1,212,766 will be amortized over a weighted average period of 2.67 years. At September 30, 2019, 688,945 shares of common stock were reserved for future issuance under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018 (1)	1,635,790	$11.08
Granted	698,000	0.79
Exercised	—	—
Canceled/forfeited	(508,745)	32.24
Expired	(70)	59.48
Outstanding at September 30, 2019 (unaudited) (1)	1,824,975	$1.25
Exercisable at September 30, 2019 (unaudited)	412,471	$2.23
(1)Includes 10,149 shares subject to options granted under the 2015 Private Daré Plan assumed in connection with the Cerulean/Private Daré stock purchase transaction.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$27,081	$5,494	$78,780	$5,994
General and administrative	108,312	34,497	265,932	52,544
Total	$135,393	$39,991	$344,712	$58,538
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Expected life in years	10.0	10.0
Risk-free interest rate	2.58%	2.58%
Expected volatility	121%	121%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$0.75	$0.75

6.	STOCKHOLDERS’ EQUITY
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
The Company sold no shares under this agreement during either the three or nine months ended September 30, 2019 or the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company sold an aggregate of 375,000 shares common stock under this agreement for gross proceeds of approximately $1.1 million and incurred issuance costs of $237,403.
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
On April 11, 2019, in accordance with the anti-dilution provision of these warrants and as a result of the sale of shares in the public offering that closed on that date and which is discussed below, the exercise price of these warrants was automatically reduced to $0.98 per share. For the nine months ended September 30, 2019 the Company recorded $0.8 million to additional paid-in capital as a result of the triggering of the anti-dilution provisions.
In addition to the warrants issued in the February 2018 underwritten offering, as of September 30, 2019, there are outstanding warrants to purchase 30,333 shares of the Company’s common stock, which are further described in the table below.

No warrants were exercised during the nine months ended September 30, 2019 or 2018. As of September 30, 2019, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	December 1, 2021
3,737	$120.40	December 6, 2021
17,190	$60.50	January 8, 2020
6,500	$10.00	April 4, 2026
3,720,500	$0.98	February 15, 2023
3,750,833
April 2019 Underwritten Public Offering
On April 11, 2019, the Company closed an underwritten public offering of 4,575,000 shares of its common stock at a public offering price of $1.10 per share. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 686,250 shares which was exercised in full on April 12, 2019. Including the over-allotment shares, the Company issued a total of 5,261,250 shares in the underwritten public offering and received gross proceeds of approximately $5.8 million and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses.

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
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018, has term of 37 months, and terminates on July 31, 2021. The Company has the option to extend the term of the lease for one year at the Company's discretion. The gross monthly base rent is $8,873, which increases approximately 4% per year, subject to certain future adjustments. The base rent was abated during the second month of the lease. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The lease does not require material variable lease payments, a residual value guarantee or restrictive covenants. This is the Company’s only lease.
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
As of September 30, 2019, the Company recorded a right of use asset of $173,274 in other non-current assets, and $92,242 and $90,954, respectively, in current and non-current other liabilities on the consolidated balance sheet.

As of September 30, 2019, future minimum lease payments for the Company's corporate headquarters are:

Years ending December 31:
Remainder of 2019	$27,665
2020	112,943
2021	67,595
Total future minimum lease payments	208,203
Less: Difference between future minimum lease payments and discounted operating lease liabilities	25,007
Total operating lease liabilities	$183,196

Operating lease costs were $27,038 and $81,115 for the three and nine months ended September 30, 2019, respectively. Operating lease costs are included in general and administrative expenses in the condensed consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was $27,665 and $80,905 for the three and nine months ended September 30, 2019, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows.

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
For products currently in development, future potential milestone payments based on product development are approximately $14.6 million as of September 30, 2019. Future potential milestone payments related to commercialization totaled $20 million at September 30, 2019. The Company is unable to estimate with certainty the timing on when these milestone payments will occur as these payments depend on the Company's product development programs.
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
Pear Tree Acquisition
The Company may be required to make certain royalty and milestone payments under the PT Merger Agreement (see Note 4).
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
On March 11, 2019, the Company received a second Notice of Award for an additional $982,851 of the anticipated $1.9 million in grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development. The second award followed the NIH's review of an interim data analysis and other results of the first phase of the research supporting Ovaprene. Award payments under this second notice of award ($886,667 received through September 30, 2019) are being applied to clinical development efforts supporting Ovaprene. At September 30, 2019, the Company recorded a receivable of $32,888 for expenses incurred through such date that are eligible for reimbursement under this second notice of award.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,824,975	1,605,790	1,824,975	1,605,790
Warrants	3,750,833	3,750,833	3,750,833	3,750,833
Total	5,575,808	5,356,623	5,575,808	5,356,623

11.	SUBSEQUENT EVENTS

On November 10, 2019, the Company entered into an Agreement and Plan of Merger, or the Microchips Merger Agreement, with, among others, Microchips Biotech, Inc., or Microchips, pursuant to which, if the transactions contemplated thereby are consummated, the Company will acquire Microchips via a reverse triangular merger in which Microchips will become a wholly owned subsidiary of the Company. The merger is expected to close on or before November 22, 2019.
The following is a summary of certain material terms of the Microchips Merger Agreement.
At the closing of the merger, the Company will issue an aggregate of 3,000,000 shares of its common stock to the holders of shares of Microchips’ capital stock outstanding immediately prior to the effective time of the merger (other than holders of dissenting shares, if any), or the Effective Time Holders. Such shares are in consideration of Microchips' cash and cash equivalents, less liabilities, at closing. Microchips' cash and cash equivalents at closing are anticipated to total approximately $6.9 million, and approximately $5.7 million after payment of transaction-related expenses.
The Company also agreed to pay the following contingent consideration to the Effective Time Holders, in consideration of all of the other assets of Microchips: (1) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones, up to $2.3 million of which the Company may elect to pay in shares of its common stock, subject to approval of the Company's stockholders to the extent necessary to comply with Nasdaq Listing Rule 5635; (2) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (3) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (4) a percentage of sublicense revenue related to such products. The Company expects that less than $1.3 million of the contingent consideration may become payable through 2021.
The Company agreed to register the shares issuable under the Microchips Merger Agreement for resale by the Effective Time Holders under the Securities Act of 1933, as amended.
The Microchips Merger Agreement may be terminated under specified circumstances, including by mutual consent of the parties, by the Company if Microchips experiences a material adverse effect, by either party if representations and warranties of the other party are not true or if the other party has failed to perform any covenant, or if the transactions contemplated by the Microchips Merger Agreement have not been consummated by November 22, 2019 (which date may be extended by mutual written consent of the parties).
The Microchips acquisition, if consummated, will be concentrated primarily to one group of similar identifiable assets and thus, for accounting purposes, the Company concluded that the acquired assets will not meet the accounting definition of a business. Transaction costs of approximately $300,000 associated with the merger will be included as a component of research and development expense for the year ended December 31, 2019.

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
Business Overview
We are a clinical-stage biopharmaceutical company committed to the acceleration of innovative products for women’s health. We are driven by a mission to identify, acquire and develop a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, fertility, and sexual and vaginal health. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development, and then out-license these products to companies with sales and distribution capabilities in women's health to leverage their commercial capabilities. We and our wholly owned subsidiaries operate in one business segment.
Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical stage candidates addressing unmet needs in women's health. Our portfolio includes three product candidates in advanced clinical development and three Phase 1-ready candidates:

•
DARE-BV1, a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% to be administered in a single vaginally delivered application, as a first line treatment for bacterial vaginosis, or BV;

•	Ovaprene®, a hormone-free, monthly vaginal contraceptive;

•	Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD;

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of vasomotor symptoms (VMS) as part of a hormone replacement therapy, or HRT, following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer; and

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan.
Our portfolio also includes these pre-clinical stage product candidates:

•	ORB-204 and ORB-214, 6-month and 12-month formulations of injectable etonogestrel for contraception; and

•	DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
In addition, as discussed further below, on November 10, 2019, we entered into a merger agreement with Microchips Biotech, Inc., a privately-held company developing a proprietary, microchip-based, implantable drug delivery system designed to store and precisely deliver hundreds of therapeutic doses over months and years, with potential utilization in multiple therapeutic indications, including women's contraception. The implant is intended to be operated by the patient to deliver medication on demand or on a pre-determined schedule that can be activated or deactivated wirelessly, as required. Microchips' lead product candidate is a pre-clinical stage contraceptive application of the technology, which, if successful, could provide women with unparalleled control over the management of their fertility. Utilizing the active pharmaceutical ingredient levonorgestrel, the device is intended to deliver all the benefits of a traditional long-acting, reversible contraceptive product and provide precise dosing and extended implant duration with the ability to wirelessly control the duration of ovulatory suppression based on individual user needs.
Our primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing our portfolio of product candidates through clinical development and regulatory approval. We expect that the majority of our development expenses over the next two years will support the advancement of DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%.
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
DARE-BV1
DARE-BV1 is a novel thermosetting bioadhesive hydrogel formulated with 2% clindamycin, an antibiotic used to treat certain bacterial infections, including BV. DARE-BV1 is designed to be administered in a convenient, single vaginally delivered application. The bioadhesive properties of DARE-BV1 are believed to prolong the duration of exposure of clindamycin relative to currently marketed creams potentially improving the rate of clinical effectiveness compared to existing FDA-approved therapies. Current FDA-approved therapies for BV have clinical cure rates ranging from 37-68%. In an investigator initiated proof-of-concept study that enrolled 30 women, DARE-BV1 demonstrated an 86% clinical cure rate in evaluable subjects (n=26) at the test-of-cure visit (Day 7-14) after one administration. We plan to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-BV1 for BV in the U.S.
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
We are currently working on regulatory and start-up activities that are necessary to commence a Phase 3 multicenter, randomized, double-blind, placebo-controlled study in the U.S. of DARE-BV1 for the treatment of BV, or the DARE-BV1-001 study, and expect to initiate the study in early 2020. We plan to enroll approximately 219 postmenarchal women, ages 12 and above, at approximately 20 sites in the United States. The primary efficacy endpoint of the study will be clinical cure at the evaluation visit to occur 21 to 30 days after enrollment in the study, or the Day 21-30 visit, with clinical cure defined as meeting three criteria (derived from the Amsel criteria): resolution of abnormal vaginal discharge associated with BV as confirmed by the investigator; a negative 10% potassium hydroxide (KOH) “whiff test”; and the presence of clue cells at less than 20% of total epithelial cells in a saline wet mount. Based on our pre-investigational new drug (IND) communications with the FDA, in parallel with the DARE-BV1-001 study and to support the new drug application, or NDA, for DARE-BV1, we will conduct nonclinical studies of certain excipients in DARE-BV1 and the clinical formulation of DARE-BV1, including reproductive toxicology studies. If DARE-BV1-001 and the nonclinical studies are successful, we expect to be in a position to file an NDA with the FDA in late 2020 or early 2021. We anticipate that the aggregate costs of DARE-BV1-001, planned nonclinical studies, manufacturing activities for the program through filing of the NDA, and the NDA filing will be less than $9.0 million.
To provide additional data and support DARE-BV1’s value proposition, we also plan to conduct an extension study of DARE-BV1-001, or the DARE-BV1-002 study. DARE-BV1-002 is expected to enroll up to approximately 219 subjects who complete DARE-BV1-001. In DARE-BV1-002, subjects will receive no additional treatment and will be evaluated 30 and 60 days following enrollment in DARE-BV1-002 to evaluate the duration of response (sustained clinical cure) of DARE-BV1 as compared to treatment with metronidazole vaginal gel, which is the treatment that subjects in DARE-BV1-001 will receive if their BV symptoms are not otherwise resolved. We anticipate that the cost of DARE-BV1-002 will be less than $2.0 million.
Ovaprene
Ovaprene is a novel hormone-free monthly vaginal contraceptive for pregnancy prevention, designed to offer both the convenience of once-a-month use and "typical use" effectiveness in the same range as traditional hormonal contraceptive methods (pills, patches, vaginal rings). If approved, Ovaprene may represent a new category of birth control. Ovaprene does not contain hormones and is designed to be worn conveniently over multiple weeks (i.e. one menstrual cycle) similar to other vaginal ring contraceptive products, including Merck's NuvaRing®.
Ovaprene is a combination product and, following a request for designation process, the FDA designated Center for Devices and Radiological Health, or CDRH, as the lead FDA program center for premarket review and product regulation. CDRH has determined that a PMA will be required to market Ovaprene in the U.S.
On November 12, 2019, we announced positive topline results of our postcoital test, or PCT, clinical trial of Ovaprene. We designed the PCT clinical trial to assess general safety and effectiveness in preventing progressively motile sperm from reaching the cervical canal following intercourse and acceptability of the product to the patient. The study evaluated 23 women over the course of five menstrual cycles, with each woman assessed over approximately 21 visits. Each woman’s cervical mucus was measured at several points during the study, including a baseline measurement at menstrual cycle 1 that excluded the use of any product. Subsequent cycles and visits included the use of a diaphragm during intercourse (menstrual cycle 2) and Ovaprene (menstrual cycles 3, 4 and 5). The primary endpoint of the study was to evaluate changes from baseline in PCT results due to device use, as represented by the proportion of women and cycles with an average of fewer than five progressively motile sperm (PMS) per high power field (HPF) in midcycle cervical mucus collected two to three hours after intercourse with Ovaprene in place.
The PCT clinical study met its primary endpoint— Ovaprene prevented the requisite number of sperm from reaching the cervix across all women and all cycles evaluated. Specifically, in 100% of women and cycles, an average of less than five PMS per HPF were present in the midcycle cervical mucus collected two to three hours after intercourse with Ovaprene in place. To calculate the average number of PMS, PMS were counted across each of nine HPFs and averaged. Women enrolled in the study who completed at least one Ovaprene PCT (N=26) had a mean of 27.21 PMS/HPF in their baseline cycle, a mean of 0.22 PMS/HPF in their diaphragm cycle, which was anticipated based on published studies, and a mean of 0.48 PMS/HPF in their Ovaprene PCT cycles, with a median of zero PMS. No serious or severe adverse events were reported or observed.
PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness. Infertility research suggests that higher rates of pregnancy are associated with PMS per HPF of from greater than one to greater than 20 sperm, and less than five PMS per HPF is considered indicative of contraceptive effectiveness.
Based on the positive results of our PCT clinical trial, we currently intend to file an Investigational Device Exemption (IDE) with the FDA during the first half of 2020, and, pending FDA review and clearance of the IDE, to initiate a pivotal contraceptive effectiveness and safety study of Ovaprene in the second half of 2020. If successful, we expect that study to support marketing approvals of Ovaprene in the United States, Europe and other countries worldwide.
Sildenafil Cream, 3.6%
Sildenafil Cream, 3.6%, which incorporates sildenafil, the same active ingredient in the male erectile dysfunction drug Viagra®, if approved, could be the first FDA-approved FSAD treatment option for women. FSAD is a condition characterized primarily by a persistent or recurrent inability to attain or maintain sufficient genital arousal during sexual activity, frequently resulting in distress or interpersonal difficulty. As with erectile dysfunction in men, FSAD in women is associated with insufficient blood flow to the genitalia. Sildenafil Cream, 3.6% is designed to increase genital blood flow and provide improvements in the female genital arousal response, while avoiding systemic side effects observed with oral formulations of sildenafil.
We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream, 3.6% in the U.S. During the third quarter of 2018, we had a Type C meeting with the FDA regarding the design of our Phase 2b clinical trial for Sildenafil Cream, 3.6% and the overall development program for this product candidate. Based on the FDA guidance we received from that meeting, we conducted a non-interventional study intended to support the content validity of specific patient reported outcome, or PRO, measures for subsequent clinical studies of Sildenafil Cream, 3.6%. The PRO content validity study, which was completed in the third quarter of 2019, was designed to identify and document the genital arousal symptoms that will be assessed in our Phase 2b trial, in which subjects will use Sildenafil Cream, 3.6% and placebo cream in their home setting, as well as our Phase 3 studies, and to demonstrate that those symptoms are the most important and relevant to our target population and are also acceptable endpoints for the FDA. The timing of initiation of the Phase 2b clinical trial will be influenced by additional FDA guidance, which we expect to receive prior to the end of 2019. In anticipation of that FDA guidance, we are conducting start-up activities for the Phase 2b trial. In addition, we have performed, and will continue to perform, additional clinical and non-clinical work that might be valuable or required to support the overall program.
DARE-HRT1
DARE-HRT1 is an intravaginal ring, or IVR, containing bio-identical estradiol and bio-identical progesterone to treat the vasomotor symptoms (VMS) associated with menopause as part of a hormone replacement therapy regimen. There are currently no FDA-approved IVRs that deliver bio-identical progesterone in combination with bio-identical estradiol. The IVR technology used in DARE-HRT1 was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School. We plan to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-HRT1 in the U.S. We intend to initiate a Phase 1 clinical study to evaluate the pharmacokinetics and safety of DARE-HRT1 in healthy post-menopausal women in the first quarter of 2020 and to report topline results in 2020. DARE-HRT1 has the potential to be a first-in-category product.
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
Merger Agreement with Microchips Biotech, Inc.
On November 10, 2019, we entered into an Agreement and Plan of Merger, or the Microchips Merger Agreement, with, among others, Microchips Biotech, Inc., or Microchips, pursuant to which, if the transactions contemplated thereby are consummated, we will acquire Microchips via a reverse triangular merger, in which Microchips will become our wholly owned subsidiary. The following is a summary of certain material terms of the Microchips Merger Agreement.

At the closing of the merger, we will issue an aggregate of 3,000,000 shares of our common stock to the holders of shares of Microchips’ capital stock outstanding immediately prior to the effective time of the merger (other than holders of dissenting shares, if any), or the Effective Time Holders. Such shares are in consideration of Microchips' cash and cash equivalents, less liabilities, at closing. Microchips' cash and cash equivalents at closing are anticipated to total approximately $6.9 million, and approximately $5.7 million after payment of transaction-related expenses.
We agreed to pay the following contingent consideration to the Effective Time Holders in consideration of all of the other assets of Microchips: (1) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; up to $2.3 million of which we may elect to pay in shares of our common stock, subject to approval of our stockholders to the extent necessary to comply with Nasdaq Listing Rule 5635; (2) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property we acquired in the merger; (3) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (4) a percentage of sublicense revenue related to such products. We expect that less than $1.3 million of the contingent consideration may become payable through 2021.
We agreed to register the shares issuable under the Microchips Merger Agreement for resale by the Effective Time Holders under the Securities Act of 1933, as amended.
The Microchips Merger Agreement may be terminated under specified circumstances, including by mutual consent of the parties, by us if Microchips experiences a material adverse effect, by either party if representations and warranties of the other party are not true or if the other party has failed to perform any covenant, or if the transactions contemplated by the Microchips Merger Agreement have not been consummated by November 22, 2019 (which date may be extended by mutual written consent of the parties).

Financial Overview
We incurred a loss of approximately $10.4 million for the nine months ended September 30, 2019. As of September 30, 2019, we had (a) an accumulated deficit of approximately $40.2 million and (b) cash and cash equivalents of approximately $2.4 million. We also had negative cash flow from operations of approximately $9.5 million during the nine months ended September 30, 2019. We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. The amount and timing of future funding will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. For additional information regarding our ability to continue as a going concern, see Note 2 to our unaudited interim consolidated financial statements contained in this report and “Liquidity and Capital Resources and Financial Condition,” below.
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
Research and Development Expenses
Research and development expenses include research and development costs for our product candidates and transaction costs related to our acquisitions. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	contract manufacturing expenses, primarily for the production of clinical supplies;

•	transaction costs related to the acquisition of technologies and related intellectual property; and

•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.
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
Results of Operations
Comparison of Three Months Ended September 30, 2019 and 2018 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar
	2019	2018	Change
Operating expenses:
General and administrative expense	$1,318,986	$1,175,049	$143,937
Research and development expenses	1,966,230	1,446,548	519,682
License expenses	133,333	—	133,333
Total operating expenses	3,418,549	2,621,597	796,952
Loss from operations	(3,418,549)	(2,621,597)	(796,952)
Other income	25,471	47,122	(21,651)
Net loss	(3,393,078)	(2,574,475)	(818,603)
Deemed dividend from trigger of down round provision feature	—	—	—
Net loss to common shareholders	(3,393,078)	(2,574,475)	(818,603)
Other comprehensive loss:
Foreign currency translation adjustments	(15,378)	(18,721)	3,343
Comprehensive loss	$(3,408,456)	$(2,593,196)	$(815,260)
Revenues
We did not recognize any revenues for either of the three months ended September 30, 2019 or 2018.
General and administrative expenses
The increase of $143,937 in general and administrative expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to (i) an increase in personnel costs of approximately $67,000 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses in the current period, and (ii) an increase in stock-based compensation expense of $73,815.

Research and development expenses
The increase of $519,682 in research and development expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to (i) an increase in costs related to development activities of approximately $777,000 for DARE-BV1 and Ovaprene, and to a lesser extent DARE-VVA1, (ii) an increase in personnel costs of approximately $149,000 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses, and (iii) an increase in stock-based compensation expense of $21,587. Those increases were partially offset by (x) a decrease in costs related to development activities of approximately $140,000 for Sildenafil Cream, 3.6%, DARE-HRT1, and DARE-FRT1, (y) an increase in grant funding recorded as a reduction to research and development expense related to Ovaprene of approximately $231,000, and (z) a decrease in costs related to pre-clinical development activities of approximately $103,000.
License expenses
The license expenses of $133,333 for the three months ended September 30, 2019 related to (i) the accrual of deferred license fees due under the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, and (ii) the accrual of the annual license maintenance fee due under the Juniper License Agreement. During the quarter, we accrued (x) $20,833 of the $50,000 annual license maintenance fee payable in the second quarter of 2020 under the Juniper License Agreement (y) $62,500 of the $250,000 of license fees payable under the Assignment Agreement and (z) $50,000 of the $200,000 of license fees payable under the First Amendment to License Agreement. Both of these license fees are due in December 2019, and in our discretion, may be paid either in cash or with shares of our common stock.
There were no license expenses for the three months ended September 30, 2018.
For further discussion of these license fees, see Note 8 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $21,651 in other income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to a decrease in interest earned on cash balances in the current period.
Comparison of Nine Months Ended September 30, 2019 and 2018 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
Operating expenses:
General and administrative expense	$3,903,545	$3,635,413	$268,132
Research and development expenses	6,172,192	4,750,823	$1,421,369
License expenses	408,333	350,000	$58,333
Impairment of goodwill	—	5,187,519	$(5,187,519)
Total operating expenses	10,484,070	13,923,755	$(3,439,685)
Loss from operations	(10,484,070)	(13,923,755)	(3,439,685)
Other income	86,703	101,492	$(14,789)
Net loss	(10,397,367)	(13,822,263)	$3,424,896
Deemed dividend from trigger of down round provision feature	(789,594)	—	789,594
Net loss to common shareholders	(11,186,961)	(13,822,263)	(2,635,302)
Other comprehensive loss:
Foreign currency translation adjustments	(15,674)	(59,952)	$44,278
Comprehensive loss	$(11,202,635)	$(13,882,215)	$2,679,580

Revenues
We did not recognize any revenues for either of the nine months ended September 30, 2019 or 2018.
General and administrative expenses
The increase of $268,132 in general and administrative expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to (i) an increase in personnel costs of approximately $409,000 reflecting the hiring of additional employees which resulted in higher salary, benefit and bonus expenses in the current period, (ii) an increase in stock-based compensation expense of $213,388, and (iii) an increase in insurance costs of approximately $56,000. Those increases were partially offset by a decrease of approximately $436,000 in expenses for accounting, legal, and professional services.
Research and development expenses
The increase of $1,421,369 in research and development expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to (i) an increase in costs related to development activities of approximately $2,015,000 for DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%, DARE-HRT1 and DARE-FRT1, (ii) an increase in personnel costs of approximately $755,000 due to increased salary, benefit and bonus expenses due to staff additions, and (iii) an increase in stock-based compensation expense of $72,786. Those increases were partially offset by (x) an increase in grant funding recorded as a reduction to research and development expense related to Ovaprene of approximately $849,000, (y) a decrease in costs related to development activities of approximately $346,000 for DARE-VVA1, (z) a decrease in costs related to pre-clinical development activities of approximately $188,000.
License expenses
The license expenses of $408,333 for the nine months ended September 30, 2019 related to (i) the accrual of deferred license fees due under the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC; and (ii) the $50,000 annual license maintenance fee due under the Juniper License Agreement, paid in the second quarter of 2019, and the accrual of the annual license maintenance fee due in the second quarter of 2020 under the Juniper License Agreement. During the nine months ended September 30, 2019, we accrued (x) $20,833 of the $50,000 annual license maintenance fee due under the Juniper License Agreement, (y) $187,500 of the $250,000 of license fees payable under the Assignment Agreement and (z) $150,000 of the $200,000 of license fees payable under the First Amendment to License Agreement. Both of these license fees are due in December 2019, and in our discretion, may be paid either in cash or with shares of our common stock.
The license expenses of $350,000 for the nine months ended September 30, 2018 was related to the $250,000 non-creditable upfront license fee payment to Juniper in connection with the execution of the Juniper License Agreement and to the $100,000 in license fees paid to SST.
For further discussion of these license fees, see Note 8 to our unaudited interim consolidated financial statements contained in this report.
Goodwill impairment expense
We incurred an impairment loss of $5,187,519 for the nine months ended September 30, 2018 due to our determination that the carrying amount of our goodwill exceeded its estimated fair value at September 30, 2018. For a discussion of our goodwill analysis, see Note 4 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $14,789 in other income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to a decrease in interest earned on cash balances in the current period.

Liquidity and Capital Resources and Financial Condition
We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. In addition, we have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for at least the next several years as we develop our existing product candidates and seek to acquire, license or develop additional product candidates. We need to raise additional capital in the near term to fund our operations.
At September 30, 2019, our accumulated deficit was approximately $40.2 million, our cash and cash equivalents were approximately $2.4 million, our working capital was approximately $1.4 million, and we had incurred a net loss from operations of $10.5 million. We had negative cash flow from operations of approximately $9.5 million during the nine months ended September 30, 2019. We received gross proceeds of approximately $5.8 million, and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses, from our underwritten public offering that closed in April 2019. Considering our current cash resources, we do not believe our existing resources will be sufficient to fund planned operations through November 2020. For the foreseeable future, our ability to continue our operations will depend upon our ability to obtain additional capital. On November 11, 2019, we announced that we entered into a merger agreement to acquire Microchips. We expect the transaction to close on or before November 22, 2019, and if it does, we expect that Microchips cash and cash equivalents, after deducting change of control payments and other deal-related expenses, will be approximately $5.7 million at the time of closing. See "—Recent Events," above.
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
We expect our expenses to increase during the rest of 2019 and significantly through 2020 as we continue the development of our product candidates, in particular as we conduct activities in preparation for and commence and conduct our planned Phase 3 clinical study of DARE-BV1, Phase 2b clinical study of Sildenafil Cream, 3.6%, pivotal contraceptive effectiveness and safety study of Ovaprene, and a Phase 1 clinical study of DARE-HRT1, as discussed above.
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
Based on our current operating plan estimates, we will not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying interim consolidated financial statements unless we raise additional capital or significantly curtail our operations. We currently anticipate that we will receive approximately $5.7 million of additional working capital if the acquisition of Microchips closes as anticipated, but these funds will not be sufficient to support the current operating plan over the next 12 months, and there can be no assurance that the Microchips acquisition will close as anticipated.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	(9,506,797)	(7,558,047)
Net cash used in investing activities	—	(518,836)
Net cash provided by financing activities	5,151,702	10,114,452
Effect of exchange rate changes on cash and cash equivalents	(15,674)	(59,952)
Net increase (decrease) in cash	$(4,370,769)	$1,977,617
Net cash used in operating activities
Cash used in operating activities for the nine months ended September 30, 2019 included the net loss of $10.4 million, decreased by non-cash stock-based compensation expense of $344,712. A $367,409 increase in prepaid expenses and a $107,463 decrease in accounts payable reduced operating cash in this period. A $905,236 increase in accrued expenses and a $138,719 increase in other non-current assets and deferred charges provided operating cash in this period.
Cash used in operating activities for the nine months ended September 30, 2018 included the net loss of $13.8 million, decreased by non-cash impairment of goodwill of $5.2 million, acquired in-process research and development expense of approximately $507,000, and non-cash stock-based compensation expense of $58,538. A $236,259 increase of accounts payable and accrued expenses, a $203,928 decrease in other receivables, a $105,692 decrease in other non-current assets and deferred charges, and a $193,495 decrease in other current assets provided operating cash in this period. A $238,378 increase in prepaid expenses reduced operating cash in this period.
Net cash used in investing activities
No cash was provided by or used in investing activities for the nine months ended September 30, 2019.
Cash used in investing activities for the nine months ended September 30, 2018 consisted of approximately $452,000 of transaction costs associated with our acquisition of Pear Tree, $55,000 of costs associated with our acquisition of certain assets from Hydra, and $11,836 related to the purchase of property and equipment.
Net cash provided by financing activities
Cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from the underwritten public offering completed in April 2019.

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
Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2019 at the reasonable assurance level.
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
Our common stock is listed on the Nasdaq Capital Market. As previously reported, on June 21, 2019, we received a letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), and that we have until December 18, 2019 to regain compliance. We will regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days at any time between June 21, 2019 and December 18, 2019, unless the Nasdaq Staff exercises its discretion to extend such 10-day period. From June 21, 2019 through November 11, 2019, the closing bid price of our common stock has been less than $1.00.
If we have not regained compliance by December 18, 2019, we may be eligible for an additional 180-day compliance period. To qualify for this additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, other than the Minimum Bid Price Requirement, including having stockholders’ equity of at least $5 million. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency during the additional compliance period, which may include, if necessary, implementing a reverse stock split. Our stockholders' equity at September 30, 2019 was $1.8 million, and, as such, we will need to raise additional equity capital between now and December 18, 2019 to be eligible for the additional compliance period. If our stockholders' equity increases to at least $5.0 million after September 30, 2019 and before December 18, 2019, we understand that the Nasdaq Staff has discretion whether to consider such increase for purposes of determining our eligibility for the additional compliance period. Even if our acquisition of Microchips closes before December 18, 2019, we do not expect our pro forma stockholders' equity to increase to $5.0 million. If we are not granted the additional compliance period for any reason, the Nasdaq Staff will provide written notice to us that our common stock will be subject to delisting. If we are not granted the additional compliance period, we may, and would intend to, appeal the Nasdaq Staff’s delisting determination to a Nasdaq Hearing Panel.
There can be no assurance we will regain compliance with the Minimum Bid Price Requirement or continue to satisfy the other continued listing requirements of The Nasdaq Capital Market. For example, because our stockholders' equity at September 30, 2019 was $1.8 million, we expect that we may receive a separate letter of non-compliance from the Nasdaq Staff for not having stockholders’ equity of at least $2.5 million. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and could result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

The pendency of our agreement to acquire Microchips could adversely affect our business and the acquisition may not occur when anticipated or at all.
On November 10, 2019, we entered into the Microchips Merger Agreement, pursuant to which, if the transactions contemplated thereby are consummated, we will acquire Microchips. We expect the acquisition to close on or before November 22, 2019. Between now and closing, the attention of our management and employees may be directed toward transaction-related considerations and may be diverted from the day-to-day operations of our business. We currently anticipate that we will receive approximately $5.7 million of additional working capital if the acquisition of Microchips closes as anticipated, which funds will help support our current operating plan. There can be no assurance that the Microchips acquisition will close as anticipated or at all, or that if it does close, that the amount of additional working capital we will receive will be what we currently anticipate. In addition, the transaction may involve unexpected costs, liabilities or delays, our business or stock price may suffer as a result of uncertainty surrounding the transaction, and the transaction may disrupt our current plans and operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1*	Daré Bioscience, Inc. Performance Bonus Plan					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* Indicates a management contract or any compensatory plan, contract or arrangement.
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

Daré Bioscience, Inc.

Date: November 12, 2019	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)