Form 10-K
period 2019-12-31
Dare Bioscience, Inc.
filed 2020-03-27
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO_____
Commission File No. 001-36395
DARÉ BIOSCIENCE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4139823
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
3655 Nobel Drive, Suite 260 San Diego, CA (Address of Principal Executive Offices)	92122 (Zip Code)
Registrant’s telephone number, including area code: (858) 926-7655

Securities registered under Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	DARE	Nasdaq Capital Market

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

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019), was approximately $12,232,000 based on the closing price as reported on the Nasdaq Capital Market. This excludes shares of common stock held by affiliates on such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power directly, or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The determination of affiliate status for this purpose may not be conclusive for other purposes.

As of March 26, 2020, there were 24,690,404 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Daré Bioscience, Inc. and Subsidiaries
Form 10-K – ANNUAL REPORT
For the Fiscal Year Ended December 31, 2019

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, in particular “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would,” “contemplate,” project,” “target,” “tend to,” or the negative version of these words and similar expressions.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part I, Item IA, “Risk Factors,” in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:

•	Inability to continue as a going concern;

•	Inability to raise additional capital, under favorable terms or at all, including as a result of the effects of the COVID-19 pandemic;

•	Inability to successfully attract partners and enter into collaborations on acceptable terms;

•	A decision by Bayer HealthCare LLC to discontinue its commercial interest in Ovaprene and/or to terminate our license agreement;

•
Failure to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates due to limited financial resources;

•	Inability to develop and commercialize our product candidates;

•
Failure or delay in starting, conducting and completing clinical trials or obtaining United States Food and Drug Administration, or FDA, or foreign regulatory approval for our product candidates in a timely manner, including as a result of matters beyond our control such as the effects related to geopolitical actions, natural disasters, or public health emergencies or pandemics, such as the COVID-19 pandemic;

•	A change in the FDA Center assigned primary oversight responsibility for our combination product candidates;

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

•	Negative publicity concerning the safety and efficacy of our product candidates, or of product candidates being developed by others that share characteristics similar to our candidates;

•	Inability to demonstrate sufficient efficacy of our product candidates;

•	Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;

•	Monetary obligations and other requirements in connection with our exclusive, in-license agreements covering the patents and related intellectual property related to our product candidates;

•	Developments by our competitors that make our product candidates less competitive or obsolete;

•	Dependence on third parties to conduct nonclinical studies and clinical trials of our product candidates;

•
Dependence on third parties to supply and manufacture clinical trial materials and, if any of our candidates are approved, commercial product, including components of our products as well as the finished product, in accordance with current good manufacturing practices and in the quantities needed;

•
Interruptions in, or the complete shutdown of, the operations of third parties on which we rely, including clinical sites, manufacturers, suppliers, and other vendors, from matters beyond their control, such as the effects related to geopolitical actions, natural disasters, or public health emergencies or pandemics, such as the COVID-19 pandemic, and our lack of recourse against such third parties if their inability to perform is excused under the terms of our agreements with such parties;

•	Failure of our product candidates, if approved, to gain market acceptance or obtain adequate coverage for third party reimbursement;

•
A reduction in demand for contraceptives caused by an elimination of current requirements that health insurance plans cover and reimburse FDA-cleared or approved contraceptive products without cost sharing;

•	Uncertainty as to whether health insurance plans will cover our product candidates even if we successfully develop and obtain regulatory approval for them;

•
Unfavorable or inadequate reimbursement rates for our product candidates set by the United States government and other third-party payers even if they become covered products under health insurance plans;

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
Our Strategy
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
The dynamics of the women’s health market provide an opportunity for us to assemble a portfolio of product candidates, including clinical-stage candidates, often with published human data. Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical-stage candidates. While we will continue to assess opportunities to expand our portfolio, our current focus is on advancing our existing product candidates through mid- and late stages of clinical development or approval. Our global commercialization and development strategy involves partnering with pharmaceutical companies and regional distributors with established marketing and sales capabilities in women's health, including through co-development and promotion agreements, once we have advanced a candidate through mid- to late-stage clinical development.
Our Clinical-Stage Product Candidates and Programs
Our development strategy is two-fold:

(1)
We intend to use existing data and any data we generate to prepare Investigational New Drug applications, or INDs, or Investigational Device Exemption applications, or IDEs, to the extent these have not already been prepared, and to design and implement additional pre-clinical and clinical trials to advance our programs toward the submission of New Drug Applications, or NDAs, or Premarket Approvals, or PMAs, for regulatory approval of our product candidates in the U.S.

(2)
We intend to identify FDA-approved drugs and therapies that might benefit from a different formulation, manner of application or delivery method to enhance therapeutic outcomes and to expedite the development of these candidates under the FDA's 505(b)(2) pathway.

Our initial focus is in the areas of contraception, vaginal health, sexual health and fertility, and we have acquired, or acquired rights to, candidates in these areas with promising early clinical and/or pre-clinical testing data developed by third parties. We believe the product candidates currently in our portfolio offer innovative therapeutic approaches that may provide meaningful benefits over current treatment options. Our portfolio includes three product candidates in advanced stages of clinical development and three candidates that we believe are Phase-1 ready. The following graphic provides a snapshot of these candidates, including their targeted indications and our current expectations for their respective stages of development in 2020:

PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3	REGULATORY FILING

DARE-BV1^	Phase 3
Bacterial Vaginosis	Bioadhesive gel, clindamycin 2%

Ovaprene®	Pivotal Study
Hormone-Free, Monthly Contraception	Intravaginal ring (IVR) designed to provide multiple weeks of contraceptive protection; self-administered

Sildenafil Cream, 3.6%^	Phase 2b
Female Sexual Arousal Disorder	Topical cream, same active ingredient as Viagra®

DARE-HRT1^	Phase 1
Hormone Replacement Therapy	IVR, combination bio-identical estradiol + bio-identical progesterone

DARE-VVA1^	Phase 1 Preparations
Vulvar and Vaginal Atrophy (HR+ Breast Cancer Population)	Proprietary formulation of tamoxifen for vaginal administration in patients with hormone receptor positive (HR+) breast cancer.

DARE-FRT1^	Phase 1 Preparations
Pregnancy Maintenance (PTB & ART)	IVR, bio-identical progesterone for the prevention of preterm birth (PTB) and for fertility support as part of an IVF treatment plan.

^ We intend to utilize the FDA's 505(b)(2) pathway for this candidate.
DARE-BV1
DARE-BV1 is a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% that we are developing as a first-line, single-administration treatment for bacterial vaginosis, or BV. Clindamycin is an antibiotic with FDA approval to treat certain bacterial infections, including BV. DARE-BV1 is designed to transition from a viscous liquid to a bioadhesive gel at body temperature following vaginal self-administration, and to release the active ingredient over a period of up to seven days. The bioadhesive properties of DARE-BV1 are expected to reduce leakage and prolong the duration of exposure of clindamycin relative to currently marketed creams, potentially improving the rate of clinical effectiveness compared to existing FDA-approved therapies, including cream formulations of clindamycin. We plan to leverage existing safety and efficacy data on clindamycin to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-BV1 for BV in the U.S.
According to the Centers for Disease Control and Prevention, or the CDC, BV is the most common vaginal condition in women ages 15-44. BV is a type of vaginal inflammation caused by the overgrowth of certain bacteria naturally found in the vagina. Symptoms include vaginal discharge, vaginal odor, vaginal pain, itching or burning, and burning during urination. We believe current BV therapies are inadequate and there is a significant unmet need for better treatment. Current FDA-approved therapies have clinical cure rates (based on the Amsel criteria) ranging from 37-68%.
Prior to our involvement, DARE-BV1 was evaluated in an investigator-initiated proof-of-concept study that enrolled 30 women, ages 18 to 50, to assess its efficacy in treating BV after a single administration. The study’s primary efficacy endpoint was clinical cure based on the Amsel criteria at the test-of-cure evaluation visit, or Visit 2, which was approximately 7 to 14 days after administration of DARE-BV1. Of the 28 evaluable subjects, 24, or 86%, achieved clinical cure at Visit 2. The women were asked to return to the clinic for a third visit, or Visit 3, approximately 21 to 30 days following administration of DARE-BV1 to evaluate continued efficacy of treatment. Of the 24 subjects who completed Visit 2 and were deemed clinically cured, 23, or 96%, remained clinically cured at Visit 3. There were no reports of adverse reactions, including local reactions to DARE-BV1. We believe DARE-BV1’s unique adhesion properties and release profile led to the encouraging cure rates in the pilot study.

In August 2019, the FDA granted DARE-BV1 Qualified Infectious Disease Product (QIDP) designation for the treatment of BV in women. QIPD designation is available under Title VIII of the FDA Safety and Innovation Act, titled General Antibiotic Incentive Now (GAIN), which creates incentives for the development of antibacterial and antifungal drug products that treat serious or life-threatening infections. The primary incentive is a five-year exclusivity extension added to any exclusivity for which a QIDP qualifies upon FDA approval. Additionally, DARE-BV1's QIDP designation makes it eligible for Fast Track designation and Priority Review. In March 2020, we announced that we received Fast Track designation from the FDA for DARE-BV1 for the treatment of BV. The designation offers the opportunity for more frequent interactions with the FDA to discuss DARE-BV1's development plan and ensure collection of appropriate data needed. The Fast Track program is intended to facilitate development and expedite review of a Fast Track drug so that an approved product can reach the market expeditiously.
We are currently working on regulatory and start-up activities that are necessary to commence a Phase 3 multicenter, randomized, double-blind, placebo-controlled study of DARE-BV1 for the treatment of BV, or the DARE-BV1-001 study, and expect to initiate the study in the second half of 2020. We plan to enroll approximately 220 postmenarchal women, ages 12 and above, at approximately 40 sites in the United States. The primary efficacy endpoint of the study will be clinical cure at the evaluation visit to occur 21 to 30 days after enrollment in the study, or the Day 21-30 visit, with clinical cure defined as meeting three criteria (derived from the Amsel criteria): resolution of abnormal vaginal discharge associated with BV as confirmed by the investigator; a negative 10% potassium hydroxide (KOH) "whiff test"; and the presence of clue cells at less than 20% of total epithelial cells in a saline wet mount. If the study's initiation and rate of subject enrollment occur as we currently expect, then we anticipate having topline data from this study before year end 2020. Based on our pre-investigational new drug (PIND) communications with the FDA, in parallel with the DARE-BV1-001 clinical study and to support the new drug application, or NDA, for DARE-BV1, we will conduct nonclinical studies of certain excipients in DARE-BV1 and the clinical formulation of DARE-BV1, including reproductive toxicology studies. If the DARE-BV1-001 clinical study and the nonclinical studies are completed as anticipated and if their outcomes are successful, then we expect to be in a position to file an NDA with the FDA in early 2021. We anticipate that the aggregate costs of the DARE-BV1-001 clinical study, planned nonclinical studies, manufacturing activities for the program through filing of the NDA, and including such NDA filing, will be approximately $10.0 million. Our anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic. See "ITEM 1A.–Risk Factors–Risks Related to Clinical Development, Manufacturing and Commercialization–Delays in the commencement or completion of clinical testing of our current and any future product candidates we may seek to develop may occur due to any of a number of factors and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable," below.
Ovaprene®
We believe the need for more effective and convenient options is particularly true with contraception. While a variety of hormonal and non-hormonal options exist, there is a notable void: an effective, short-acting, hormone-free method of contraception that does not require intervention at the time of intercourse.
Ovaprene is a novel, hormone-free intravaginal ring, or IVR, for pregnancy prevention designed to be worn conveniently over multiple weeks (one menstrual cycle) and with the potential to achieve “typical use” contraceptive efficacy (which is the expected rate of pregnancy protection when the product is used widely under everyday circumstances) comparable to current non-implanted hormonal contraceptive methods (pills, patches and vaginal rings), which is approximately 91% typical use efficacy. Ovaprene features a proprietary knitted polymer barrier to physically block sperm from entering the cervical canal within a silicone-reinforced ring that releases two non-hormonal agents, ascorbic acid and ferrous gluconate, that impede sperm motility. Unlike current FDA-approved contraceptive IVRs, Ovaprene does not contain hormones, but, consistent with those IVRs, including Merck’s NuvaRing®, Ovaprene is designed to be a “one size fits most” monthly, self-administered product. If approved, Ovaprene could be the first hormone-free, monthly contraceptive option for women.
Ovaprene is a combination product and, following a request for designation process, the FDA designated the Center for Devices and Radiological Health, or CDRH, as the lead FDA program center for premarket review and product regulation. CDRH has determined that premarket approval, or PMA, will be required to market Ovaprene in the U.S.
In a postcoital test, or PCT, pilot clinical study conducted by the previous sponsor in 20 women and published in The Journal of Reproductive Medicine® in 2009, Ovaprene demonstrated the ability to immobilize sperm and prevent their progression into the cervical mucus. The study also demonstrated the acceptability of the device to both partners. No colposcopic abnormalities, no significant changes in vaginal flora and no serious adverse effects were observed.

In November 2019, we announced positive topline results of our PCT clinical trial of Ovaprene. We designed the PCT clinical trial to assess general safety and effectiveness in preventing progressively motile sperm from reaching the cervical canal following intercourse and acceptability of the product to the patient. The study evaluated 23 women over the course of five menstrual cycles, with each woman assessed over approximately 21 visits. Each woman’s cervical mucus was measured at several points during the study, including a baseline measurement at menstrual cycle 1 that excluded the use of any product. Subsequent cycles and visits included the use of a diaphragm during intercourse (menstrual cycle 2) and Ovaprene (menstrual cycles 3, 4 and 5). The primary endpoint of the study was to evaluate changes from baseline in PCT results due to device use, as represented by the proportion of women and cycles with an average of fewer than five progressively motile sperm (PMS) per high power field (HPF) in midcycle cervical mucus collected two to three hours after intercourse with Ovaprene in place.
Our PCT clinical trial met its primary endpoint: Ovaprene prevented the requisite number of sperm from reaching the cervix across all women and all cycles evaluated. Specifically, in 100% of women and cycles, an average of less than five PMS per HPF were present in the midcycle cervical mucus collected two to three hours after intercourse with Ovaprene in place. To calculate the average number of PMS, PMS were counted across each of nine HPFs and averaged. Women enrolled in the study who completed at least one Ovaprene PCT (N=26) had a mean of 27.21 PMS/HPF in their baseline cycle when no contraception was used, a mean of 0.22 PMS/HPF in their diaphragm cycle, which was anticipated based on published studies, and a mean of 0.48 PMS/HPF in their Ovaprene PCT cycles, with a median of zero PMS. No serious or severe adverse events were reported or observed.
PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness. Infertility research suggests that higher rates of pregnancy are associated with PMS per HPF of from greater than one to greater than 20 sperm, and less than five PMS per HPF is considered indicative of contraceptive effectiveness.
Based on the positive results of our PCT clinical trial, we currently intend to file an IDE, with the FDA in 2020, and, pending FDA review and clearance of the IDE, to initiate a pivotal clinical study of Ovaprene in the second half of 2020. We are designing that study to evaluate the safety and efficacy of Ovaprene to prevent pregnancy when used over a period of 12 months by approximately 250 women and will seek to confirm alignment with the FDA on the study's design prior to commencement. If successful, we expect the study's data to support our PMA submission to the FDA, as well as marketing approvals of Ovaprene in Europe and other countries worldwide.
We are developing Ovaprene with ADVA-Tec, Inc. and Bayer HealthCare LLC, or Bayer, as part of two strategic collaborations announced in March 2017 and January 2020, respectively. See "License Agreements" below for discussion of the terms of each collaboration.
Sildenafil Cream, 3.6%
While numerous pharmaceutical products have been developed and approved to treat erectile dysfunction in men, women continue to lack effective options for female sexual arousal disorder, or FSAD, the most analogous condition of the various types of female sexual dysfunction disorders. We are developing Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil, the active ingredient in the male erectile dysfunction drug Viagra®, for topical administration to the vulva and vagina for treatment of FSAD. Today, there are no FDA-approved products that specifically address the symptoms or underlying pathology of FSAD. We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream, 3.6% in the U.S. for the treatment of women suffering from FSAD. If approved, Sildenafil Cream, 3.6% could be the first FDA-approved FSAD treatment option for women.
FSAD is a condition characterized primarily by a persistent or recurrent inability to attain or maintain sufficient genital arousal (an adequate lubrication-swelling response) during sexual activity, frequently resulting in distress or interpersonal difficulty. This is distinct from hypoactive sexual desire disorder (HSDD) in women, which is characterized primarily by a lack of sexual desire. As with erectile dysfunction in men, FSAD in women is associated with insufficient blood flow to the genitalia. Sildenafil Cream, 3.6% is designed to increase genital blood flow and provide improvements in the female genital arousal response, while avoiding systemic side effects observed with oral formulations of sildenafil.
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

In a Phase 2a, single center, single-dose, double-blind, placebo-controlled, 2-way crossover study, women with FSAD, ages 21 to 60, received a single 2 g dose of Sildenafil Cream, 3.6%. Of the 35 women enrolled, 31 (15 pre-menopausal and 16 post-menopausal) completed the study. The primary objective was to evaluate the efficacy of Sildenafil Cream, 3.6% compared to placebo cream assessed by participant-reported levels of subjective cognitive sexual arousal and by physiological genital arousal response. Sildenafil Cream, 3.6% demonstrated increases in measurable blood flow to the genital tissue compared to placebo (mean change in vaginal pulse amplitude analysis) using a vaginal photoplethysmograph approximately 30 minutes post-dosing. Based on this study, it was determined that subjective cognitive sexual arousal assessments may not be concordant with genital sensations of arousal, which helped guide study design for our planned Phase 2b clinical trial.
A Phase 1, single-dose, double-blind, placebo-controlled, two-way crossover study to evaluate the feasibility of using thermography to assess the pharmacodynamics of Sildenafil Cream, 3.6% in normal healthy women was conducted at a single center. During the thermography study, genital temperature, a surrogate for genital blood flow, was captured and recorded utilizing an infrared camera capable of detecting heat patterns from blood flow in body tissues. The study, which was designed to evaluate up to 10 subjects, achieved the study objectives based on a planned interim analysis of the first six completed subjects, and thus additional subjects were not enrolled. In this study, Sildenafil Cream, 3.6% demonstrated significantly greater increases in genital temperature compared to placebo cream and no cream. Additionally, significantly greater self-reported arousal responses were reported during Sildenafil Cream, 3.6% visits compared to placebo cream visits.
In 2019, as part of our Phase 2b clinical program for Sildenafil Cream, 3.6%, we completed a non-interventional study, or the content validity study, designed to identify and document the genital arousal symptoms that will be assessed in our Phase 2b trial, in which subjects will use Sildenafil Cream, 3.6% and placebo cream in their home setting, and to demonstrate that those symptoms are the most important and relevant to our target population and are also acceptable endpoints for the FDA. Participants who met the eligibility criteria participated in one-on-one, in-depth interviews conducted by subject matter experts in the field of clinical outcome assessments and female sexual medicine. In December 2019, we announced that, following a review of the findings of the content validity study with the FDA, alignment was reached with the FDA on the design of our Phase 2b clinical trial, including the patient reported outcome, or PRO, instruments to be used to screen eligible patients with FSAD and to measure achievement of the primary efficacy endpoints, namely improvement in localized genital sensations of arousal and reduction in the distress that women with FSAD experience. We also aligned with the FDA on several exploratory efficacy endpoints that could potentially prove to be additional measurements of efficacy in a future Phase 3 program. Further, we confirmed with the FDA that no additional nonclinical or clinical data are required before initiating the Phase 2b at-home clinical trial. The Phase 2b trial is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period.
We plan to initiate the Phase 2b clinical trial in 2020. In addition, we will continue to actively engage with the FDA in 2020 to help ensure that any additional required studies and activities may be completed during the course of the clinical development program to support an NDA submission.
We are developing Sildenafil Cream, 3.6% with Strategic Science & Technologies-D LLC under our license and collaboration agreement announced in February 2018. See “License Agreements” below for discussion of the terms of this collaboration.
DARE-HRT1
DARE-HRT1 is a unique IVR containing bio-identical estradiol and bio-identical progesterone that is designed to be worn over multiple weeks for sustained drug delivery for the treatment of vasomotor symptoms, or VMS, associated with menopause as part of a hormone replacement therapy regimen. The IVR technology used in DARE-HRT1 was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School. Unlike other vaginal ring technologies, ours is designed to release drugs via a solid ethylene vinyl acetate polymer matrix without the need for a membrane or reservoir to contain the active drug or control the release, allowing for sustained drug delivery over time periods ranging from weeks to months.
Hormone replacement therapy, or HRT, is considered the most effective treatment for VMS and the genitourinary syndrome of menopause and has been shown to prevent bone loss and fracture. There are currently no FDA-approved IVRs that deliver bio-identical progesterone in combination with bio-identical estradiol. As such, DARE-HRT1 has the potential to be a first-in-category product that offers monthly convenience for women. We intend to leverage the existing safety and efficacy data on the active ingredients in DARE-HRT1, estradiol and progesterone, to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-HRT1 in the U.S.

We are in the process of initiating a Phase 1 open-label, three-arm, parallel group clinical study in Australia to evaluate the pharmacokinetics, or PK, and safety of DARE-HRT1 in approximately 30 healthy, post-menopausal women. The primary objectives of the study are to describe the PK parameters of two different dose combinations (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) over 28 days, and to identify the steady state PK of each dose combination after 28 days. We expect to report topline results of this clinical study by the end of 2020.
We are developing DARE-HRT1 under our license agreement with Catalent JNP, Inc. See “License Agreements” below for discussion of the terms of that agreement.

DARE-VVA1
DARE-VVA1 is a proprietary formulation of tamoxifen for vaginal administration. We are developing DARE-VVA1 as an alternative to estrogen-based therapies for the treatment of vulvar and vaginal atrophy, or VVA, in women with or at risk for hormone-receptor positive (HR+) breast cancer, including women on anti-cancer therapy, to treat the symptoms of VVA. Tamoxifen is a well-known and well-characterized selective estrogen receptor modulator, or SERM. Tamoxifen has unique properties that produce different effects in different types of tissues. In breast tissue, tamoxifen acts as an estrogen antagonist, meaning that it can inhibit estrogen's effect and hence why it may be effective in treating hormone-receptor positive (HR+) breast cancer. However, in other tissue, including vaginal tissue, tamoxifen has been reported to exert an estrogen-like response. This has the potential to have a favorable effect on vaginal cytology. VVA is an inflammation of the vaginal epithelium due to the reduction in levels of circulating estrogen, which is characterized by pain during intercourse, vaginal dryness and irritation. Commonly used therapies for VVA are estrogen-based and often contraindicated in HR+ breast cancer patients, or patients with a genetic predisposition or history of familial disease, because of the concern that estrogen use will promote recurrence of disease. Due to the prevalence of aromatase inhibitors for the treatment of HR+ breast cancer, the prevalence of VVA in post-menopausal breast cancer patients is estimated to be between 42 and 70 percent. In 2020, we plan to conduct activities that will enable us to advance DARE-VVA1 into Phase 1 clinical development during 2021. The timing and availability of additional funding will impact the timing of initiation of a Phase 1 clinical study of DARE-VVA1. We intend to leverage the existing safety and efficacy data for tamoxifen to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-VVA1 in the U.S.
DARE-FRT1
DARE-FRT1 is an IVR containing bio-identical progesterone for the prevention of preterm birth (PTB) and for fertility support as part of an in vitro fertilization, or IVF, treatment plan. DARE-FRT1 was developed from the same IVR technology platform as DARE-HRT1. In 2020, we plan to conduct activities that will enable us to advance DARE-FRT1 into Phase 1 clinical development during 2021. The timing and availability of additional funding will impact the timing of initiation of a Phase 1 clinical study of DARE-FRT1. We intend to leverage the existing safety and efficacy data for progesterone to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-FRT1 in the U.S.
Sales and Marketing
We currently have no formal internal marketing or sales infrastructure or capabilities. To commercialize our products, if and when our product candidates are approved, we expect to enter into agreements with companies with established marketing and sales capabilities in women's health in order to supplement our internal marketing or sales efforts.
In January 2020, we entered into an exclusive license agreement with Bayer for the commercialization of Ovaprene in the U.S. See “License Agreements” below for discussion of the terms of this collaboration.
Manufacturing and Suppliers
We do not own or operate, nor do we currently plan to establish, manufacturing facilities for the production of our product candidates.  We rely on third-party contract manufacturers, or CMOs, to provide all the material and supplies for our nonclinical and clinical studies, and, if our product candidates receive regulatory approval, we expect to rely on CMOs to produce commercial quantities of our products, as well as the raw materials, drug substances, excipients and other supplies required to produce the finished products.  These arrangements allow us to maintain a smaller and more flexible infrastructure.
We have no long-term arrangements for the production or supply of our product candidates or the materials required to produce them except with respect to Ovaprene and Sildenafil Cream, 3.6%. Under our agreements with ADVA-Tec and SST, respectively, ADVA-Tec is responsible for providing all clinical trial and commercial supplies of

Ovaprene, either directly or through a CMO, and SST is responsible for providing Sildenafil Cream, 3.6% for the planned Phase 2b clinical study. For further clinical development, we plan to utilize CMOs to produce and supply Sildenafil Cream, 3.6%.  As we advance our product candidates toward regulatory approval, we intend to identify, qualify and enter into long-term arrangements with CMOs for commercial production of each approved product.
We expect that our current arrangements will meet our foreseeable needs for clinical trial materials or, generally, that alternative supply sources will be readily available. However, for some key raw materials or components of our clinical-stage product candidates, including Ovaprene and Sildenafil Cream, 3.6%, alternative supply sources may not be readily available.  See “ITEM 1A. Risk Factors-Risks Related to our Business-Our success relies on third-party suppliers and manufacturers of our product candidates, including multiple single source suppliers and manufacturers," below.
License Agreements
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, we entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, we acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In DARE-BV1, this proprietary technology is formulated with clindamycin, an antibiotic used to treat certain bacterial infections including BV, and has been engineered to produce a dual release pattern after vaginal application, providing maximum duration of exposure to clindamycin at the site of infection. In December 2019, we entered into amendments to each of the Assignment Agreement and License Amendment.
The following is a summary of other terms of the License Amendment, as amended:
License Fees. We paid MilanaPharm: (1) $25,000 in connection with the execution of the License Amendment; (2) $100,000 on December 5, 2019; and (3) $110,000 on January 31, 2020.
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
The following is a summary of other terms of the Assignment Agreement, as amended.
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
Fees. We paid Hammock: (1) $250,000 in connection with the execution of the Assignment Agreement; (2) $125,000 on December 5, 2019; and (3) $137,500 on January 31, 2020.
Milestone Payments. We will pay Hammock up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones.
Term. The Assignment Agreement will terminate upon the later of (1) completion of the parties’ technology transfer plan, and (2) payment to Hammock of the last of the milestone payments.
ADVA-Tec License Agreement
In March 2017, we entered into a license agreement with ADVA-Tec, Inc., under which we were granted an exclusive license under ADVA-Tec’s intellectual property rights to develop and commercialize Ovaprene for human contraceptive use worldwide. ADVA-Tec and its affiliates own issued patents or patent applications covering Ovaprene, and control proprietary trade secrets covering the manufacture of Ovaprene. As of March 29, 2020, this patent portfolio includes nine issued U.S. patents and two pending U.S. patent applications, and 60 granted patents and four pending patent applications in other major markets, all of which are exclusively licensed to us for all uses of Ovaprene as a human contraceptive device. Under this license agreement, we have a right of first refusal to license these patents and patent applications for additional indications.
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
Milestone and Royalty Payments. We will pay to ADVA-Tec: (1) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones; and (2) up to $20 million in the aggregate based on the achievement of certain worldwide net sales milestones. The development and regulatory milestones include: the completion of a successful postcoital clinical study; the FDA’s approval to commence a pivotal clinical trial; successful completion of such pivotal clinical trial; the FDA’s acceptance of a PMA filing for Ovaprene; the FDA’s approval of the PMA for Ovaprene; CE Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan. The successful postcoital clinical study occurred during the fourth quarter of 2019 and we expect that we will obtain the FDA's approval to commence a pivotal clinical study in the second half of 2020. Because future milestone payments depend upon the successful progress of our product development programs, we cannot estimate with certainty when these payments will occur.
Royalty Payments. After the commercial launch of Ovaprene, we will pay to ADVA-Tec royalties based on aggregate annual net sales of Ovaprene in specified regions at a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds.
Term. Unless earlier terminated, the license we received under the agreement continues on a country-by-country basis until the later of the life of the licensed patents or our last commercial sale of Ovaprene. In addition to customary termination rights for both parties: (A) we may terminate the agreement with or without cause in whole or on a country-by-country basis upon 60 days prior written notice; and (B) ADVA-Tec may terminate the agreement if we develop or commercialize any non-hormonal ring-based vaginal contraceptive device competitive to Ovaprene or if we fail to: (1) in certain limited circumstances, commercialize Ovaprene in certain designated countries within three years of the first commercial sale of Ovaprene; (2) satisfy the annual spending obligation described above, (3) use commercially reasonable efforts to complete all necessary pre-clinical and clinical studies required to support and submit a PMA, (4) conduct clinical trials as set forth in the development plan to which we and ADVA-Tec agree, and as may be modified by a joint research committee, unless such failure is caused by events outside of our reasonable control, or (5) enroll a patient in the first non-significant risk medical device study or clinical trial as allowed by an institutional review board within six months of the production and release of Ovaprene, unless such failure is caused by events outside of the our reasonable control.
Bayer HealthCare LLC License Agreement
On January 10, 2020, we entered into a license agreement with Bayer regarding the further development and commercialization of Ovaprene in the U.S. We received a $1.0 million upfront payment from Bayer and Bayer will support us in development and regulatory activities by providing the equivalent of two experts to advise us in clinical, regulatory, preclinical, commercial, CMC and product supply matters. Bayer, in its sole discretion, has the right to make the license effective by paying us an additional $20.0 million, referred to as the Clinical Trial and Manufacturing Activities Fee. Such license would be exclusive with regard to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with us with regard to development.
The following is a summary of the other terms of the Bayer license agreement:
Milestone Payments Paid by Bayer. We will be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
Efforts. We will be responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and we have product supply obligations. After payment of the Clinical Trial and Manufacturing Activities Fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S.
Term. The initial term of the agreement, which is subject to automatic renewal terms, continues until the later of (a) the expiration of any valid claim covering the manufacture, use, sale or import of Ovaprene in the U.S.; or (b) 15 years from the first commercial sale of Ovaprene in the U.S. In addition to customary termination rights for both parties, Bayer may terminate the agreement at any time on 90 days’ notice and the agreement will automatically terminate if we do not receive the Clinical Trial and Manufacturing Activities Fee if and when due.
SST License and Collaboration Agreement
In February 2018, we entered into a license and collaboration agreement with Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC, referred to collectively as SST, under which we received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST's topical formulation of Sildenafil Cream, 3.6% as it existed as of the effective date of this agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.
The following is a summary of other terms of the SST license agreement:
Invention Ownership. We retain rights to inventions made by our employees, SST retains rights to inventions made by its employees, and each party owns a 50% undivided interest in all joint inventions.
Joint Development Committee. The parties will collaborate through a joint development committee that will determine the strategic objectives for, and generally oversee, the development efforts of both parties under the agreement.
Development. We must use commercially reasonable efforts to develop the Licensed Products in the Field of Use in accordance with a development plan in the agreement, and to commercialize the Licensed Products in the Field of Use. We are responsible for all reasonable internal and external costs and expenses incurred by SST in its performance of the development activities it must perform under the agreement.
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
License Term. Our license continues on a country-by-country basis until the later of 10 years from the date of the first commercial sale of such Licensed Product or the expiration of the last valid claim of patent rights covering the Licensed Product in the Field of Use. Upon expiration (but not termination) of the agreement in a particular country, we will have a fully paid-up license under the licensed intellectual property to develop and commercialize the applicable Licensed Products in the applicable country on a non-exclusive basis.
Termination. In addition to customary termination rights for both parties: (1) prior to receipt of approval by a regulatory authority necessary for commercialization of a Licensed Product in the corresponding jurisdiction, including NDA approval, we may terminate the agreement without cause upon 90 days prior written notice; (2) following receipt of approval by a regulatory authority necessary for commercialization of a Licensed Product in the corresponding jurisdiction, including NDA approval, we may terminate the agreement without cause upon 180 days prior written notice; and (3) SST may terminate the agreement with respect to the applicable Licensed Product(s) in the applicable country(ies) upon 30 days’ notice if we fail to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan and do not cure such failure within 60 days of receipt of SST's notice thereof.
Catalent JNP License Agreement
In April 2018, we entered into an exclusive license agreement with Catalent JNP, Inc. (formerly known as Juniper Pharmaceuticals, Inc., and which we refer to as Catalent in this report), under which Catalent granted us (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Catalent, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Catalent to make, have made, use, have used, sell, have sold, import and have imported products and processes. We are entitled to sublicense the rights granted to us under this agreement.
The following is a summary of other terms of the Catalent license agreement:
Upfront Fee. We paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement.
Annual Maintenance Fee. We will pay an annual license maintenance fee to Catalent on each anniversary of the date of the agreement, the amount of which will be $50,000 for the first two years, and $100,000 thereafter, and which will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. We made the first of these payments in April 2019.

Milestone Payments. We must make potential future development and sales milestone payments of (1) up to $13.5 million in the aggregate upon achieving certain clinical and regulatory milestones, and (2) up to $30.3 million in the aggregate upon achieving certain commercial sales milestones for each product or process covered by the licenses granted under the agreement.
Royalty Payments. During the royalty term, we will pay Catalent mid-single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, we will pay Catalent a low double-digit percentage of all sublicense income we receive for the sublicense of rights under the agreement to a third party. The royalty term, which is determined on a country-by-country basis and product-by-product basis (or process-by-process basis), begins with the first commercial sale of a product or process in a country and terminates on the latest of (1) the expiration date of the last valid claim within the licensed patent rights with respect to such product or process in such country, (2) 10 years following the first commercial sale of such product or process in such country, and (3) when one or more generic products for such product or process are commercially available in such country, except that if there is no such generic product by the 10th year following the first commercial sale in such country, then the royalty term will terminate on the 10-year anniversary of the first commercial sale in such country.
Efforts. We must use commercially reasonable efforts to develop and make at least one product or process available to the public, which efforts include achieving specific diligence requirements by specific dates specified in the agreement.
Term. Unless earlier terminated, the term of the agreement will continue on a country-by-country basis until the later of (1) the expiration date of the last valid claim within such country, or (2) 10 years from the date of first commercial sale of a product or process in such country. Upon expiration (but not early termination) of the agreement, the licenses granted thereunder will convert automatically to fully-paid irrevocable licenses. Catalent may terminate the agreement (1) upon 30 days’ notice for our uncured breach of any payment obligation under the agreement, (2) if we fail to maintain required insurance, (3) immediately upon our insolvency or the making of an assignment for the benefit of our creditors or if a bankruptcy petition is filed for or against us, which petition is not dismissed within 90 days, or (4) upon 60 days’ notice for any uncured material breach by us of any of our other obligations under the agreement. We may terminate the agreement on a country-by-country basis for any reason by giving 180 days’ notice (or 90 days’ notice if such termination occurs prior to receipt of marketing approval in the United States). If Catalent terminates the agreement for the reason described in clause (4) above or if we terminate the agreement, Catalent will have full access including the right to use and reference all product data generated during the term of the agreement that is owned by us.
Microchips Acquisition
In November 2019, we acquired Microchips Biotech, Inc., or Microchips, via a merger transaction in which a wholly owned subsidiary we formed for purposes of this transaction merged with and into Microchips, and Microchips survived as our wholly owned subsidiary. Microchips is developing a proprietary, microchip-based, implantable drug delivery system designed to store and precisely deliver numerous therapeutic doses over months and years on a schedule determined by the user and controlled via wireless remote. Microchips’ lead product candidate is a pre-clinical stage contraceptive application of the technology that utilizes levonorgestrel.
At the closing of the merger, we issued an aggregate of approximately 3.0 million shares of our common stock to the holders of shares of Microchips’ capital stock outstanding immediately prior to the effective time of the merger. Such shares were in consideration of Microchips' cash and cash equivalents, less liabilities, at closing. Microchips' cash and cash equivalents at closing were approximately $5.9 million after taking into account payment of transaction-related expenses.
We agreed to pay the following contingent consideration to the former Microchips stockholders: (1) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; up to $2.3 million of which we may elect to pay in shares of our common stock, subject to approval of our stockholders to the extent necessary to comply with Nasdaq Listing Rule 5635; (2) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property we acquired in the merger; (3) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (4) a percentage of sublicense revenue related to such products.
The shares issued in connection with the Microchips merger will be held in escrow for a period of eighteen months to satisfy the indemnification obligations of the Microchips stockholders under the merger agreement. We agreed to register the shares of our common stock issued at the closing as well as any shares issuable after the closing as contingent consideration to the former Microchips stockholders for resale under the Securities Act of 1933 within 180 days of closing.

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
Under the terms of the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the License Amendment with TriLogic Pharma, LLC and MilanaPharm, LLC, we are the exclusive licensee of four issued U.S. Patents, two with patent terms until December 2028, one with a patent term until June 2031 not including any patent term adjustment, one with a patent term until October 2037, and five foreign patents that have patent terms until December 2028. In addition, we have rights to five pending foreign patent applications and two pending U.S patent applications. If issued the patent term for these patents would be between 2036 and 2037 not including any patent term adjustment.
Under the terms of the ADVA-Tec license agreement, we are the exclusive licensee of nine granted U.S. patents and two pending U.S. patent applications, and 60 granted patents and four pending patent applications in other major markets. Two of the patents that are particularly important to the protection of Ovaprene have terms until August 2028, including patent term adjustment, and a third patent has a term until July 2027, including patent term adjustment.
Under the terms of the SST license agreement, we are the exclusive licensee in the Field of Use of sixteen issued patents worldwide (seven U.S. patents and thirteen foreign patents), along with one pending U.S. patent application that has received a Notice of Allowance and four pending worldwide patent applications, including tone that has received a Notice of Allowance. The issued U.S. patents have a patent term until June 2029, including any patent term adjustment, and may be eligible for patent exclusivity under the Hatch-Waxman Act.
Under the terms of the Catalent license agreement, we are the exclusive licensee of four issued U.S. patents with patent terms until April 2024, November 2024, and September 2027, including patent term adjustment, six issued foreign patents with patent terms until April 2024, one pending U.S. application and two pending foreign applications that if granted will have patent terms until May 2038.
We filed two provisional applications in 2019 related to DARE-HRT1. We plan to file a non-provisional application or applications related to the provisional applications in 2020.
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
Pre-Clinical Programs
In addition to our clinical-stage product candidates, we have licenses or other rights to the following pre-clinical stage product candidates in women’s health that meet our selection criteria of technology or product candidates with potential to expand options and improve outcomes, and that are easy and convenient to use:

•
A microchip-based, implantable drug delivery system and a contraceptive application of that technology utilizing levonorgestrel that is designed to provide user-controlled, long-acting reversible contraception;

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

•	possible inspection of selected clinical study sites to confirm compliance with good clinical practices, or GCP, requirements and data integrity; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug product in the U.S.
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
The FDA reviews all NDAs, whether 505(b)(1) or 505(b)(2) applications, submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days after submission of an NDA to conduct an initial review to determine whether it is sufficient to accept for filing.
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
Since its enactment there have been judicial and congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current Presidential administration and certain members of the U.S. Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." In December 2019, the Fifth Circuit Court of Appeals upheld a district court's finding that the individual mandate in the ACA is unconstitutional following removal of the penalty provision from the law. However, the Fifth Circuit reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance, could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.
Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional congressional action is taken. Additionally, in January 2013, the President signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Employees
As of December 31, 2019, we had fifteen full-time and three part-time employees, ten in research and development and eight in general and administrative. Given the differing characteristics of our product candidates, our approach is to engage consultants with experience in varying specialties to help us develop such candidates. Our numerous consultants serve as an extension to our full-time employee base. We believe this approach will enable us to access the expertise needed in a cost-efficient manner and without the need to rapidly increase the number of full-time employees and their associated costs.
Company Information
We were incorporated in Delaware in December 2005. Until July 2017, our corporate name was Cerulean Pharma Inc., or Cerulean. In July 2017, Cerulean completed a business combination with Daré Bioscience Operations, Inc., at which time we changed our name to “Daré Bioscience, Inc.” We and our wholly owned subsidiaries operate in one business segment.
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
We expect that our net losses will continue for the foreseeable future as we develop our existing product candidates and seek to acquire, license or develop additional product candidates. Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates towards or through clinical trials. Our ability to continue as a going concern depends on our ability to raise additional capital through financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to successfully execute our current operating plan and to continue the development of our current product candidates. This report includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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
At December 31, 2019, our cash and cash equivalents were $4.8 million and our accumulated deficit was approximately $44.0 million. We incurred a net loss of approximately $14.3 million for the year ended December 31, 2019. We may never become profitable. We expect negative cash flows from our operations to continue for the foreseeable future. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of issuance of the accompanying consolidated financial statements unless we raise additional capital or significantly curtail our operations. See also “We expect to be heavily reliant on our ability to raise capital through capital market transactions. Due to our low public float, low market capitalization, limited operating history and lack of revenue, it may be difficult and expensive for us to raise additional capital” below.
If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize. In addition, we may enter into collaborations, such as our license agreement with Bayer, that do not provide significant near-term or guaranteed funding, thus requiring that we continue to seek to raise additional capital to fund product development through other means. See also “-We may not receive any additional payments under our license agreement with Bayer, and Bayer may terminate the agreement at any time without cause upon limited prior notice,” below.
There can be no assurance that we can raise capital when needed or on terms favorable to us and our stockholders, particularly in light of the effects that the COVID-19 pandemic has had on the capital markets and investor sentiment, and the restrictions on travel and meetings resulting therefrom which may prohibit or limit our ability to engage with potential investors in face-to-face meetings and conferences. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates as currently planned or at all, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses or cease operations, any of which would have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock. See also "Our ability to raise capital may be limited by laws and regulations," below. Moreover, if we are unable to obtain additional funds on a timely basis, there will be an increased risk of insolvency and up to a total loss of investment by our stockholders.
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
We may not receive any additional payments under our license agreement with Bayer, and Bayer may terminate the agreement at any time without cause upon limited prior notice.
In January 2020, we entered into an exclusive license agreement with Bayer for the commercialization of Ovaprene in the U.S. Under our agreement, Bayer will have no future payment obligations to us, unless, after reviewing the results of our pivotal clinical trial of Ovaprene, it elects, in its sole discretion, to make the license grant under our agreement effective. Should Bayer elect to do so, it must pay us an additional $20.0 million (the “Clinical Trial and Manufacturing Activities Fee”). If we do not successfully complete clinical development of Ovaprene in a timely manner, the license grant may never become effective, and we may not receive any additional payments from Bayer. Bayer may decide not to pay the Clinical Trial and Manufacturing Activities Fee regardless of the outcome of the pivotal clinical trial. Further, Bayer may elect to terminate the license agreement without cause at any time upon 90 days’ prior notice. If the license grant does not become effective or if Bayer terminates the agreement, our ability to complete development of and commercialize Ovaprene may be significantly impaired and it could have material adverse effect on our business and prospects in general and on our stock price.
If Bayer elects to make the license grant effective, it will obtain exclusive rights to commercialize Ovaprene in the U.S. In this case, Ovaprene's value to us will be generated through royalties on net sales and achievement of commercial milestones. If Bayer is not successful or has limited success in commercializing Ovaprene, Ovaprene’s value to us will be significantly impaired. We may realize only a small fraction of the potential value of the license agreement. Other than the upfront fee, the Clinical Trial and Manufacturing Activities Fee and a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S., Bayer’s milestone and royalty payment obligations are based on annual net sales of Ovaprene. Successful commercialization of a contraceptive product is subject to many risks and uncertainties, including factors outside of our control or Bayer’s. We may never receive the full amount of potential milestone payments under the agreement, and royalty and sublicense payments, if any, may be far less than projected. Failure to realize significant value under our license agreement with Bayer could have a material adverse effect on our business, results of operations and financial condition.
Our ability to raise capital may be limited by laws and regulations.
In 2019 and through March 26, 2020, we raised approximately $11.2 million in gross proceeds through the sale of equity securities under a Form S-3 “shelf” registration statement. Using a shelf registration statement to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We currently have a shelf registration statement effective, however, our ability to raise capital under this registration statement currently is, and may continue to be, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. For example, we currently are subject to the "baby shelf rule" because the market value of our outstanding shares of common stock held by non-affiliates, or public float, was less than $75.0 million at the time we filed our shelf registration statement on Form S-3 and has been less than $75.0 million since such time. This means that we may use our currently effective shelf registration statement to raise additional funds only to the extent that the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, the intended sale does not exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. As an example, as of March 26, 2020, we could not offer or sell more than approximately $1.7 million of new securities under our shelf registration statement. If our ability to offer securities under our shelf registration statement is limited, including by the baby shelf rule, we may choose to conduct such an offering under an exemption from registration under the Securities Act of 1933 or under a Form S-1 registration statement. We would expect either alternative to increase the cost of raising additional capital relative to using our shelf registration statement.
In addition, under SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to use a Form S-3 registration statement (1) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (2) to register the resale of our securities by persons other than us (i.e., a resale offering). While our common stock is currently listed on the Nasdaq Capital Market, there can be no assurance that we can maintain such listing. See, “Risks Related to Our Securities-There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market,” below.
Our ability to raise capital on a timely basis through the issuance and sale of equity securities may also be limited by Nasdaq’s stockholder approval requirement for any transaction that is not a public offering (as defined in Nasdaq listing rules). For transactions other than public offerings, Nasdaq requires stockholder approval prior to the issuance or potential issuance of common stock (or securities convertible into or exercisable for common stock) at a price per share that is less than the "Minimum Price" if the issuance (together with sales by our officers, directors and substantial shareholders (as defined in Nasdaq listing rules)) would equal 20% or more of our common stock outstanding before the issuance. Under Nasdaq rules, the "Minimum Price" means a price that is the lower of (i) the Nasdaq official closing price immediately preceding the signing of the binding agreement; or (ii) the average Nasdaq official closing price of the common stock for the five trading days immediately preceding the signing of the binding agreement. In addition, certain prior sales of securities by us may be aggregated with any offering we may propose at a price that is less than the Minimum Price and which is not considered a public offering by Nasdaq, further limiting the amount we could raise in the offering. Under Nasdaq rules, stockholder approval is also required prior to the issuance of securities when the issuance or potential issuance will result in a change of control of our company.
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
In addition, although a public offering under Nasdaq rules is not subject to the 20% limitation described above, it may involve publicly announcing the proposed transaction before it is completed, which often has the effect of depressing a company's stock price. Accordingly, our existing investors may suffer greater dilution if we seek to raise additional capital through such a public offering of our securities.
Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates, we may be unable to pursue and complete the clinical trials we would like to pursue and complete, and we may be unable to commence or complete clinical trials in accordance with our current timeline expectations.
Our current financial and technical resources are limited and not sufficient to develop all of the product candidates to which we hold licenses or options to license. This may affect the development efforts of our key portfolio candidates and any future candidates we may choose to develop. Due to our limited resources, we may be required to curtail clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates, or product candidates that we may in the future choose to develop, through the regulatory and development processes. We may make determinations with regard to the indications and clinical trials on which to focus our resources that result in our realization of less than the full potential value of a product candidate. The decisions to allocate our research, management and financial resources toward particular indications may not lead to positive clinical milestones or to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also cause us to miss valuable opportunities, including the potential for some of our product candidates to be first-in-category products.
See also “Delays in the commencement or completion of clinical testing of our current and any future product candidates we may seek to develop may occur due to any of a number of factors and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable” below.

We are heavily reliant on our ability to raise capital through capital market transactions. Due to our low public float, low market capitalization, limited operating history and lack of revenue, it may be difficult and expensive for us to raise additional capital.
We are heavily reliant on our ability to raise additional capital by selling shares of our common stock or securities linked to our common stock. Our ability to raise capital will depend on several factors, many of which may not be favorable for raising capital, including the low trading volume and volatile trading price of our common stock, our low public float, our potential inability to continue to satisfy the listing requirements of the Nasdaq Capital Market, unfavorable market conditions or other market factors outside of our control, and the risk factors described elsewhere in this report, including those related to warrants we issued in February 2018. See “Our ability to raise capital may be limited by laws and regulations,” above, and the risk factors under “-Risks Related to Our Securities,” below. Even if we are able to raise additional capital, it will likely be dilutive to existing stockholders and the cost of such capital may be substantial and may be more expensive than the cost of capital for larger public companies. The terms of any funding we obtain may not be favorable to us and may be highly dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants. There can be no assurance that we can raise additional capital when needed. Failing to raise additional capital when needed would have a material adverse effect on our business.
We have been actively adding product candidates to our portfolio of innovative products for women’s health, but we currently are not adequately capitalized to advance these product candidates through development.
Our business strategy is to license or otherwise acquire the rights to differentiated health product candidates primarily in the areas of contraception, fertility and sexual and vaginal health and to take those candidates through advanced stages of clinical development and regulatory approval. Advancing product candidates through late stages of clinical development will require substantial investment. We currently do not have the capital necessary to advance all of the product candidates to which we hold licenses and options to license through development and regulatory approval. Executing our business strategy requires us to obtain additional capital to advance our portfolio and maintain our rights to our product candidates through clinical development and eventually to commercialization or strategic partnership, as well as to license or otherwise acquire rights to additional product candidates and to similarly advance any such future product candidates. Additional capital may not be available to us, or even it is, the cost of such capital may be high. See “-We will need to raise additional capital to continue our operations,” above. Should we add additional product candidates to our portfolio, should our existing product candidates require testing or other capital-intensive development activities that we did not anticipate, or should the duration of our planned and ongoing clinical trials be longer than anticipated due to difficulties in patient recruitment or otherwise, our cash resources will be further strained. We may be forced to obtain additional capital before reaching clinical and/or regulatory milestones, when our stock price or trading volume or both are low, or when the general market for biopharmaceutical, medical device, or other life sciences companies is weak. Raising capital under any of these or similar scenarios, if we can raise any at all, may lead to significant dilution to our existing stockholders. If we cannot raise additional capital when required or on acceptable terms, we will not be able to advance our product candidates or add additional product candidates to our portfolio, we may relinquish rights under our license agreements with third parties relating to our product candidates, and we will have to delay, scale back or eliminate some or all of our development programs or cease operations. See also “-We depend highly on our license agreements for our clinical-stage product candidates and the loss or impairment of our rights under any license could have a materially adverse effect on our business prospects, operations and viability” below.
We intend to seek collaborations with partners to develop and commercialize our product candidates and, if we enter into such collaborations, we may not have control over several key elements relating to the development and commercialization of our product candidates.
A key aspect of our strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize our product candidates. We face significant competition in seeking these types of partners. Collaborations are complex and time-consuming arrangements to negotiate and document. To date, our license agreement with Bayer is our only such collaboration. We may not be able to enter into other collaborations on acceptable terms, or at all.
By entering into a strategic collaboration with a partner, we may rely on the partner for financial resources and for development, regulatory and commercialization expertise. Even if we are successful in entering into a strategic collaboration for one of our product candidates, our partner may fail to develop or effectively commercialize the product candidate because such partner:

•	does not have sufficient resources or decides not to devote adequate resources due to internal constraints such as limited cash or human resources;

•	decides to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals;

•	changes its business strategy and areas of focus;

•	determines that the market opportunity is not attractive;

•	cannot obtain sufficient quantities of our products or product candidates at a reasonable cost; or

•	elects to terminate our strategic collaboration for any reason.
Our success in entering into a definitive agreement for any collaboration will depend upon, among other things, our assessment of the prospective collaborator’s resources and expertise, the terms of the proposed collaboration and the proposed collaborator’s evaluation of several factors. Those factors may include the design and outcomes of our clinical studies, the likelihood of approval by regulatory authorities, the potential market for the product, the costs and complexities of manufacturing and delivering such product to customers, the potential of competing products, the strength of the intellectual property, other potential sources of market exclusivity for such product, and industry and market conditions generally. The collaborator may also consider alternative products or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our products or product candidates.
We also face competition in our search for collaborators from other biotechnology and pharmaceutical companies worldwide, many of which are larger and able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support. Inadequate capitalization of our company, or the perception thereof, could negatively affect our negotiating leverage in transactions.
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
The product candidates we are developing or may develop are likely to face significant competition. If we receive regulatory approval for any of our product candidates, their ability to compete will be impacted by the efficacy and safety outcomes of our clinical trials.
Today, there are a variety of hormonal and non-hormonal contraceptive options available to women, including oral contraceptive pills and intrauterine devices, newer hormonal contraceptive products including implants, injectables, vaginal rings, patches, and hormonal intrauterine systems, and non-hormonal methods such as female condoms, novel diaphragms, and new methods of female sterilization. In surveys, women have said that the features they consider most important when selecting a contraceptive method are efficacy, ease-of-use and side effects. To have significant revenue potential as a new contraceptive product option, Ovaprene may need to have a typical use efficacy outcome (which is the expected rate of pregnancy protection once the product is used widely under everyday circumstances) comparable to current non-implanted hormonal contraceptive methods (pills, patches and vaginal rings), which is approximately 91% typical use efficacy. Clinical testing will also need to demonstrate that the device can be safely worn for multiple weeks. Should Ovaprene fail to generate the safety and efficacy data expected, the license grant under our agreement with Bayer may never become effective, or, if Bayer elects to make the license grant effective, Ovaprene’s commercial success may be limited, and our business prospects could be materially damaged.
Today’s available options for treating FSAD consist primarily of over-the-counter products for vaginal lubrication. Although no products have been approved by the FDA specifically for the treatment of FSAD, we believe new product candidates will likely be developed by others. Sexual arousal can be influenced by many emotional and physiological factors and hence, our clinical trials must anticipate such factors in order to produce efficacious outcomes. Sildenafil Cream, 3.6%, is designed to increase local blood flow to the genital tissue. Even if we are successful in increasing blood flow, the product may not lead to an increase in arousal or an improvement in the overall sexual experience in some women. If we fail to generate compelling clinical results from our trials, we may not receive regulatory approval to market Sildenafil Cream, 3.6%, or, if approved, many physicians may not prescribe and/or many women suffering from sexual arousal disorder may opt not to try Sildenafil Cream, 3.6%. If we fail to produce strong clinical outcomes, our ability to build a commercial market for Sildenafil Cream, 3.6% will be materially adversely impacted.
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
See also “The patents and the patent applications covering Sildenafil Cream, 3.6% and DARE-BV1 are limited to specific topical formulations, processes and uses of sildenafil and clindamycin, and our market opportunity may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors,” below.
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
As of March 26, 2020, we had 19 employees, of which 15 were full-time and four were part-time. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner, relying on external consultants for needed product development and operational expertise, and to limit full-time personnel resources. With a small number of employees, our ability to supervise the external consultants and vendors we engage may be constrained, which may impact the timing and quality of services we receive. No assurance can be given that we will be able to run our operations or accomplish all of the objectives we otherwise would seek to accomplish with the limited personnel resources we currently have.
In March 2020, we implemented work-from-home and restricted travel policies and, subsequently, the governors of California and Massachusetts, states in which we have operations, issued statewide stay-at-home orders to help combat the spread of COVID-19. In addition, many, if not all, of our consultants, partners and vendors on which we rely heavily have implemented similar policies, are subject to similar orders, and/or may re-allocate resources otherwise intended for our activities to activities intended to address the COVID-19 pandemic. The duration of these policies and of the California and Massachusetts stay-at-home orders currently is indefinite. In addition, we and our consultants, partners and vendors may experience high rates of employee leave during the COVID-19 pandemic due to increased rates of worker or family member illness, school and child care center closures and recent amendments to the Family and Medical Leave Act that, subject to limited exceptions for small employers, allow workers to take up to 12 weeks of job-protected leave through December 2020 if unable to work or telework due to a need to care for children under 18 years of age because that child's school or place of care has closed or child care provider is unavailable due to the COVID-19 pandemic. While we have systems and technologies in place that enable our employees to work from home, state and local stay-at-home orders, work-from-home policies and travel restrictions and employee leaves may adversely affect our ability to effectively manage and operate our business, increase our expenses and may result in delays in our anticipated development program timelines.
If we fail to attract and retain management and other key personnel, we may not successfully complete development of, obtain regulatory approval for or commercialize our product candidates, or otherwise implement our business plan.
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
We might not attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, medical device, pharmaceutical and other businesses, particularly in the San Diego area where we are headquartered. In addition, our limited personnel and financial resources may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover. As a result, we may have to expend significant financial resources in our employee recruitment and retention efforts. Many of the other companies within the women’s health products industry with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we cannot attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.
New legal precedent, laws and regulations could make it costlier or more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract or retain qualified persons to serve as our senior management or on our board of directors.
Our business development strategy has included, and will likely continue to include, acquiring products, product licenses or other businesses. We may not successfully manage such activities.
We may engage in strategic transactions that could cause us to incur additional liabilities, commitments or significant expense. During the year ending December 31, 2019, we acquired Microchips, and during the year ended December 31, 2018, we entered into license agreements with each of SST and Catalent and a collaboration and option agreement with Orbis Biosciences Inc.; completed the acquisition of Pear Tree Pharmaceuticals, Inc. and the acquisition of assets from Hydra Biosciences, Inc.; and entered into assignment and license agreements with Hammock

Pharmaceuticals, Inc., Trilogic Pharma, LLC and MilanaPharm LLC. All of these transactions could subject us to several risks, including, but not limited to:

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
We incur and expect to continue to incur significant legal, accounting and other expenses as a public reporting company. We expect that these expenses will increase if and when we become an “accelerated filer,” as defined in rules adopted by the SEC under the Securities Exchange Act of 1934. Under recently adopted SEC rules, generally, we will become an accelerated filer if our public float as of the last business day of June is $75 million or more and we reported annual revenues of $100 million or more for our most recently completed fiscal year. Regardless of whether we become an accelerated filer, we may need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the requirements of being a public company. Even while we have non-accelerated filer status, our management and other personnel will need to continue to devote substantial time towards maintaining compliance with the requirements of being a public company. The Sarbanes-Oxley Act of 2002 and rules and regulations subsequently implemented by the SEC and Nasdaq imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel, of whom we have a small number, devote substantial time to these compliance initiatives. Moreover, if and when we become an accelerated filer, our compliance costs will increase.
For example, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report annually by our management on the effectiveness of our internal control over financial reporting, and performing the system and process documentation and evaluation necessary to issue that report requires us to incur substantial expense and expend significant management time. If and when we are an accelerated filer, we will also have to obtain an attestation report on our internal control over financial reporting by our independent registered public accounting firm, which may substantially increase compliance costs.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.
We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance we will succeed in preventing cyber-attacks or successfully mitigate their effects.
Despite implementing security measures, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failure. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our product development programs. For example, losing clinical study data from future clinical studies could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. If any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, including liability under laws that protect the privacy of personal information, our product development programs and competitive position may be adversely affected, and the further development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

Risks Related to Clinical Development, Manufacturing and Commercialization
We depend heavily on the success of our clinical-stage product candidates, DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%. Clinical development is a lengthy and expensive process with an inherently uncertain outcome. Failure to successfully develop and obtain regulatory approval to market and sell any of these product candidates would likely adversely affect our business.
Our business depends on the successful clinical development and regulatory approval of our clinical trial stage product candidates, which may never occur. All of our product candidates will require substantial clinical testing to demonstrate that they are safe and effective. For example, we will need to demonstrate that DARE-BV1 is a safe and effective vaginal gel option for women with BV, that Ovaprene is a safe and effective non-hormonal contraceptive option, that Sildenafil Cream, 3.6% is a safe and effective option for women seeking treatment of FSAD and that DARE-HRT1 is a convenient to use IVR that provides safe and effective relief from vasomotor symptoms associated with menopause. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. Accordingly, while there have been positive results from prior clinical studies of DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%, this does not guarantee successful outcomes in future studies of these product candidates. Further, the fact that the active pharmaceutical ingredients in certain of our product candidates, including DARE-BV1 and Sildenafil Cream, 3.6%, have received regulatory approval in other formulations and/or for other indications does not guarantee successful development of our product candidates. Clinical trials may never demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates.
We have never received a regulatory approval for any product. Even if we can conduct and complete clinical trials for these product candidates, we may not obtain regulatory approval to market and sell any of them, which would have a material adverse effect on our business and operations.

We depend highly on our license agreements for our clinical-stage product candidates and the loss or impairment of our rights under any license could have a materially adverse effect on our business prospects, operations and viability.
Our rights to our four clinical-stage product candidates arise from license agreements with third parties, and the loss or impairment of our licensed rights to develop and commercialize these product candidate, including as a result of our inability or other failure to meet our obligations under any one of such license agreements, could have a substantial negative effect on our company’s prospects.
We entered into a license agreement with ADVA-Tec for the exclusive worldwide rights to develop and commercialize Ovaprene that became effective in July 2017. In addition to standard termination rights, ADVA-Tec may terminate the license agreement if we (1) fail to make significant scheduled investments in product development activities over the course of the agreement, (2) fail to commercialize Ovaprene within 6 months of obtaining a PMA from the FDA, (3) with respect to the license in any particular country, fail to commercialize Ovaprene in that particular country within 3 years of the first commercial sale, (4) develop or commercialize a non-hormonal ring-based vaginal contraceptive device other than Ovaprene, (5) fail to conduct certain clinical trials, or (6) fail to make certain milestone, sublicense and/or royalty payments to ADVA-Tec including a milestone payment due upon the FDA's approval to commence a pivotal human clinical trial of Ovaprene, which we expect to occur in the second half of 2020. See "ITEM 1. BUSINESS-Overview-License Agreements-ADVA-Tec License Agreement," above.
In February 2018, we entered into a world-wide license and collaboration agreement with SST for the exclusive worldwide rights to develop and commercialize Sildenafil Cream, 3.6% for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of the female sexual arousal disorder FSAD. The SST license agreement provides that each party will have customary rights to terminate the agreement in the event of material uncured breach by the other party and under certain other circumstances. The SST license agreement provides SST with the right to terminate it with respect to the applicable SST licensed products in specified countries upon 30 days’ notice if we fail to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan contained in the SST license agreement, or any updated development plan approved by the joint development committee, and do not cure such failure within 60 days of receipt of SST’s notice thereof. See “ITEM 1. BUSINESS-Overview-License Agreements-SST License and Collaboration Agreement,” above.
In April 2018, we entered into the Catalent license agreement under which we acquired exclusive global rights to Catalent's IVR technology platform, including the product candidates we now call DARE-HRT1, DARE-FRT1 and DARE-OAB1. Under this agreement, we must use commercially reasonable efforts to develop and make at least one product or process available to the public, which efforts include achieving specific diligence requirements by specific dates specified in the agreement, and Catalent may terminate the agreement upon 60 days’ notice for any uncured material breach by us of any of our other obligations under the agreement. See “ITEM 1. BUSINESS-Overview-License Agreements-Catalent JNP License Agreement,” above.
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
If any of our license agreements with ADVA-Tec, SST, Catalent, or Hammock Pharmaceuticals/MilanaPharm are terminated, impaired, or limited, we could lose the ability to develop and commercialize Ovaprene, Sildenafil Cream, 3.6%, DARE-BV1, or any of our IVR product candidates, including DARE-HRT1, as applicable, any of which could have a materially adverse effect on our business prospects and operations.
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
Delays in the commencement or completion of clinical testing of our current and any future product candidates we may seek to develop may occur due to any of a number of factors and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable.
The tests and clinical trials of our current and any future product candidates we may seek to develop may not commence, progress or be completed as expected, and delays could significantly impact our product development costs and timelines, as well as a product candidate’s market potential, if ultimately approved. The timing of initiation, conduct and completion of clinical trials and other testing of our product candidates may vary dramatically due to factors within and outside of our control and is difficult to predict accurately. We may make statements regarding anticipated timing for commencement, completion of enrollment, and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons.
In 2020, we intend to commence and complete a pivotal Phase 3 clinical study of DARE-BV1 and a Phase 1 clinical study of DARE-HRT1, and to commence a pivotal clinical study of Ovaprene and a Phase 2b clinical study of Sildenafil Cream, 3.6%. We currently do not have adequate capital to conduct all of these clinical studies in 2020. In addition to lack of adequate capital, commencement and/or completion of these studies may be delayed, terminated or suspended as a result of the occurrence of any of a number of other factors, including the need to obtain authorizations from the FDA and the institutional review boards, or IRBs, of prospective clinical study sites, delayed or inadequate supply of our product candidates or other clinical trial material, slower than expected rates of patient recruitment or enrollment, other factors described below, and unforeseen events. In addition, among other factors, our ability to commence our planned pivotal clinical study of Ovaprene is subject to the FDA’s review and clearance of an IDE application.
The commencement of clinical trials of our product candidates can be delayed for many reasons, including delays in:

•	obtaining required funding;

•	obtaining guidance or authorizations from the FDA or foreign regulatory authorities;

•	finalizing the trial design as a result of discussions with the FDA, other regulatory authorities or prospective clinical trial investigators or sites;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	obtaining sufficient quantities of our product candidates and other clinical trial material; or

•	obtaining IRB approval to conduct a clinical trial at a prospective site.
In addition, once a clinical trial has begun, it may experience unanticipated delays or be suspended or terminated by us, the FDA or other regulatory authorities due to several factors, all of which could impact our ability to complete our trials in a timely and cost-efficient manner, including:

•	lack of adequate funding;

•	failure to conduct the clinical trial in accordance with regulatory or IRB requirements;

•	slower than expected rates of participant recruitment and enrollment;

•	higher than anticipated participant drop-out rates;

•	failure of clinical trial participants to use the product as directed or to report data as per trial protocols;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	failure to achieve certain efficacy and/or safety standards;

•	participants experiencing severe side effects or other adverse events related to the investigational treatment;

•	delayed or insufficient supply of clinical trial material or inadequate quality of such materials;

•	failure of our CROs or other third-party contractors to meet their contractual obligations to us in a timely manner, or at all; or

•	delays quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.
An emerging and uncertain risk to our timelines for commencement and completion of our clinical trials is the COVID-19 pandemic. Our prospective or contracted clinical trial sites may temporarily suspend activities at their sites to help secure the safety of their employees or to adhere to government recommendations or orders related to social distancing and limiting public gatherings, or they may experience resource constraints stemming from the pandemic and become unable to allocate adequate resources to reach agreements necessary to commence our clinical trials at their facilities or, even if agreements are in place, to conduct our clinical trials. For clinical trials that we are able to initiate, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings due to concerns related to the pandemic or they may become subject to governmental orders or recommendations that impose curfews or that ask individuals to leave their homes only if essential. In addition, increased rates of worker illness and implementation of work-from-home and restricted travel policies due to the COVID-19 pandemic may delay any regulatory authority and/or IRB approvals necessary for our clinical trials and/or prevent our CROs and other third-party contractors who are necessary for the conduct of our clinical trials from meeting their contractual obligations to us in a timely manner, any of which could delay commencement and completion of our clinical trials.
Significant clinical trial delays also could jeopardize our ability to meet obligations under agreements under which we license our rights to our product candidates, allow other companies to bring competitive products to market before we do, shorten any period of market exclusivity we may otherwise have under our patent rights, and weaken our negotiating position in discussions with potential collaborators, any of which could impair our ability to successfully commercialize our product candidates, if ultimately approved. Any significant delays in commencement or completion of clinical trials of our product candidates, or the suspension or termination of a clinical trial, could materially harm our business, financial condition and results of operations.
DARE-BV1 is a new vaginal formulation of clindamycin being developed for a bacterial infection known for being difficult to treat and cure. Encouraging results from a proof-of-concept study may fail to be replicated.
DARE-BV1 is a novel hydrogel formulation of clindamycin, a popular antibiotic currently available in other formulations for treating BV. BV effects over 20 million women and is known for being a difficult vaginal infection to cure. Our formulation is designed to provide extended release of the drug at the site of infection over multiple days and require no intervention by the patient beyond the initial application, which we believe will improve outcomes. However, other pharmaceutical companies have employed a similar approach, with clindamycin and other antibiotics, and have generated only marginally improved outcomes. To date DARE-BV1 has been studied in only 30 women in an investigator-sponsored study. We cannot predict whether our formulation will produce a successful therapeutic outcome and meet the endpoints required for regulatory approval.
We plan to commence a Phase 3 clinical study of DARE-BV1 for BV in 2020. Based on discussions with the FDA, we believe that if this study is successful, the FDA will not require additional clinical studies to support the NDA for DARE-BV1. However, the FDA may determine that the results of the Phase 3 study are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of DARE-BV1 to treat BV. Additionally, in parallel with the Phase 3 clinical study and to support the NDA, we will conduct nonclinical studies of certain excipients in DARE-BV1 and the clinical formulation of DARE-BV1, including reproductive toxicology studies. If these studies are not completed on schedule or if they provide results that we or the FDA determine to be concerning, this may cause a delay or failure in filing the NDA or obtaining approval for DARE-BV1. If DARE-BV1 receives FDA approval, it will face significant competition from existing and potentially new therapies. Failure to generate compelling outcome data will hurt our ability to partner the asset and significantly decrease the asset’s value. See also “-The commercial success of DARE-BV1 will depend on the availability of alternative products for BV and women’s preferences, in addition to the market’s acceptance of our vaginal gel therapy” below.
Ovaprene is a drug/device combination and the process for obtaining regulatory approval in the United States will require compliance with more complex requirements of the FDA applicable to combination products. A change in the FDA’s prior determination that Ovaprene has a device-primary mode of action and re-assignment of primary oversight responsibility to CDER would adversely impact our timeline and significantly raise our costs to complete clinical development and obtain regulatory approval for Ovaprene.
Ovaprene is composed of both device and drug components and is considered a combination product by the FDA. It is a contraceptive intravaginal ring that releases locally acting spermiostatic agents and has a permeable mesh in its center designed to create a partial barrier to sperm. The barrier seeks to block the progression of sperm into the cervical mucus while the agents seek to create an environment inhospitable to sperm. Ovaprene previously underwent a request for designation, or RFD, process with the FDA that determined that the product had a device-primary mode of action and CDRH would lead the review of a PMA for the product. If the designation were to be changed to drug-primary mode of action and assigned to CDER, or if either division were to institute additional requirements for the approval of Ovaprene, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would significantly increase the anticipated cost and timeline to completion of Ovaprene’s development and require us to raise additional funds. For example, we plan to commence a contraceptive effectiveness and safety study of Ovaprene in 2020. Based on discussions with the FDA, we believe that if this study is successful, the FDA will not require additional clinical studies to support the PMA for Ovaprene. However, the FDA may determine that the results of the study are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of Ovaprene. Because Ovaprene is one of our lead product candidates currently in development, the impact of either a change in the lead FDA review center or the imposition of additional requirements for approval would be significant to us and could have a material adverse effect on the prospects for developing Ovaprene, our business and our financial condition. See also “-The commercial success of Ovaprene will depend on market acceptance of a monthly, hormone-free vaginal ring product, availability of alternative contraceptive products and women's preferences, as well as the success of Bayer’s marketing and sales efforts” below.
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
Today, there are no FDA-approved treatments for FSAD, and we lack a precedent program to assist in the design of our clinical trials. These factors increase our development risk and the chance of failure. While we have worked with experts to develop novel patient reported outcome, or PRO, instruments for our planned Phase 2b study of Sildenafil Cream, 3.6%, tested the proposed PRO instruments in a content validity study, reviewed the results of that study with the FDA and aligned with the FDA on the Phase 2b study design, the Phase 2b study may nevertheless fail to demonstrate effectiveness of Sildenafil Cream, 3.6% in treating FSAD. Our failure to design and implement a successful clinical trial for Sildenafil Cream, 3.6% would have materially adverse effect on our business and our financial condition.
DARE-HRT1 utilizes a vaginal ring technology never tested in women; even if it successfully advances through clinical testing, it will likely face significant commercial competition.
DARE-HRT1 represents the earliest of our clinical-stage assets and the upcoming Phase 1 study in Australia represents the first human testing of this novel intravaginal ring technology. To date, all studies have been in vitro studies or animal studies. The risks associated with earlier stage technologies tend to be higher and the rate of failure tends to be greater. While the IVR technology has generated promising results in pre-clinical studies, there can be no assurance these results will be replicated when tested in human subjects. Even if successful, many approved therapies exist for treating the vasomotor symptoms associated with menopause, including hot flashes. There is no guaranty that women will prefer the convenience of a monthly vaginal ring over pills, patches and creams. Failure of DARE-HRT1 could have a meaningful effect on the likelihood of the IVR technology being applied to another indication. These developments would materially impact the value of this technology platform to our stockholders.
Our success relies on third-party suppliers and manufacturers of our product candidates, including multiple single source suppliers and manufacturers.
We have a small number of employees and no personnel dedicated to marketing, manufacturing or sales and distribution. We rely on third parties to supply and manufacture our product candidates and other materials necessary to commence and complete pre-clinical testing, clinical trials and other activities required for regulatory approval of our product candidates. If we receive the requisite regulatory approvals for one or more products, we expect to rely on third parties for commercial manufacture such products, and as such we will be subject to inherent uncertainties related to product safety, availability and security. For example, our agreement with ADVA-Tec limits our ability to engage a manufacturing source for Ovaprene other than ADVA-Tec following regulatory approval. If ADVA-

Tec fails to produce sufficient ring quantities to meet commercial demand, our ability to become profitable could be adversely impacted. To date, ADVA-Tec has only produced a small number of rings for clinical testing. Furthermore, for some of the key raw materials and components of Ovaprene, we have only a single source of supply, and alternate sources of supply may not be readily available.
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
We are responsible for obtaining supplies of DARE-BV1 for the Phase 3 trial to be conducted in the United States. While we believe we will be able to obtain sufficient supplies of raw materials required to produce the clinical trial material, future supplies may be more difficult and costly to obtain. For example, our current supplier of the active ingredient, clindamycin, is located in China. Should this supplier slow its production or shut down its factory in light of the COVID-19 pandemic, or for any reason, we may not be able to obtain an adequate supply. If this were to occur, we would be forced to source clindamycin from a different supplier, which could lead to higher costs and delays in development and regulatory approval of DARE-BV1.
Moreover, we do not expect to control the manufacturing processes for the production of any current or future products or product candidates, all of which must be made in accordance with relevant regulations, and includes, among other things, quality control, quality assurance, compliance with cGMP and the maintenance of records and documentation. In the future, it is possible that our suppliers or manufacturers may fail to comply with FDA regulations, the requirements of other regulatory bodies or our own requirements, any of which would result in suspension or prevention of commercialization and/or manufacturing of our products or product candidates, delay or suspension of ongoing research, including clinical trials, disqualification of data or other enforcement actions such as product recall, injunctions, civil penalties or criminal prosecutions against us. Furthermore, we may be unable to replace any supplier or manufacturer with an alternate supplier or manufacturer on a commercially reasonable or timely basis, or at all. If we are unable to obtain the product quantities needed for our clinical trials, and if approved, for commercial launch, our business will be materially adversely affected.
If we were to experience an unexpected loss of supply, or if any supplier or manufacturer were unable to meet its demand for our product candidates, including due to geopolitical actions, natural disasters or public health emergencies or pandemics, such as the COVID-19 pandemic, we could experience delays in research, planned or ongoing clinical trials or commercialization. We might not find alternative suppliers or manufacturers with FDA approval, of acceptable quantity, in the appropriate volumes and at an acceptable cost. The long transition periods necessary to switch manufacturers and suppliers would significantly delay our timelines, which would materially adversely affect our business, financial conditions, results of operations and prospects.
Third-party suppliers, manufacturers, distributors or regulatory service providers may not perform as agreed or may terminate their agreements with us, including due to the effects related to geopolitical actions, natural disasters, public health emergencies or pandemics, such as the COVID-19 pandemic, or force majeure events that affect their facilities or ability to perform. Any significant problem that our suppliers, manufacturers, distributors or regulatory service providers experience could delay or interrupt our supply of materials or product candidates until the supplier, manufacturer, distributor or regulatory service provider cures the problem, until the event that resulted in the delay or interruption is adequately addressed, or until we locate, negotiate for, validate and receive FDA approval for an alternative provider (when necessary), if one is available, and we may not have recourse against the party who did not perform or terminated their agreement with us if such non-performance or termination is excused under our agreements with such party. Failure to obtain the needed quantities of our products would have a material and adverse effect on our business, financial condition, results from operations and prospects.
We rely on, and intend to continue to rely on, third parties for the execution of significant aspects of our development programs. Failure of these third parties to successfully carry out their contractual duties, comply with regulatory requirements and applicable law, or meet expected deadlines may cause significant delays in our product development timelines and/or failure of our programs.
Our business model relies on the outsourcing of certain functions, tests and services to CROs, medical institutions and other specialist providers. We rely on these third parties to run all aspects of our clinical trials and related programs, and for quality assurance, clinical monitoring, clinical data management and regulatory expertise related to these clinical development programs. For example, we engaged a CRO to run all aspects of the PCT clinical trial for Ovaprene, and we intend to engage one or more CROs for all future clinical trial requirements needed to file for regulatory approvals. We expect to rely on third parties and CROs to perform similar functions for Sildenafil Cream, 3.6%, DARE-BV1, DARE-HRT1 and any future product candidates in clinical development. There is no assurance that such organizations or individuals will be able to provide the functions, tests or services as agreed upon, including the agreed upon price and timeline, or to our requisite quality standards, including due to geopolitical actions, natural disasters, or public health emergencies or pandemics, such as the COVID-19 pandemic. We will rely on the efforts of these organizations and individuals and if they fail to perform as expected, we could suffer significant delays in the development of one or more of our product candidates.
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
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data, and others, including regulatory authorities, may not agree with our interpretation of study data.
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. There can be no guarantee that a favorable futility analysis will result in a favorable final result at the completion of the clinical trial.
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of study data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Our business depends on obtaining the approval of regulatory authorities, and in particular, FDA approval, for our product candidates in a timely manner, and the requirements for obtaining approval may change over time, requiring more financial resources and development time than we currently anticipate.
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, other regulatory authorities in the U.S., and comparable authorities in other countries or jurisdictions where we seek to test or market our product candidates. The process of obtaining marketing approvals, in the U.S. and elsewhere, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, requirements for approval may change over time and our current development plans may not accurately anticipate all applicable requirements for marketing approval by the FDA or comparable regulatory authorities for jurisdictions outside the U.S.
Our success depends on our ability to obtain regulatory approvals for our product candidates in a timely and cost-efficient manner. We have not submitted a marketing application or received approval to market any of our product candidates from any regulatory authority. Even if we successfully complete clinical studies, we may experience delays in our efforts to obtain marketing approvals for any of our product candidates. Due to our relatively small number of employees, we expect to rely on CROs and other vendors and consultants to assist us in preparing, submitting and supporting the applications necessary to gain marketing approvals. We do not control these third parties and they may not devote sufficient time and resources to our projects, or their performance may be substandard, resulting in submission delays or failure of a regulatory authority to accept our application for filing. We cannot assure you that we will ever obtain any marketing approvals in any jurisdiction.
We may change the development plan for a product candidate as a result of changes during the development period in the FDA’s marketing approval policies or the amendment or enactment of additional statutes or regulations, or following our review of outcomes of other similar product candidates under development. This could significantly lengthen our development timelines and cost. Further, the FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical or other studies, changes in the manufacturing process or facilities or clinical trials, even if we had previously aligned with the FDA on such data and other requirements. In addition, the announcement of new requirements by the FDA, the failure of a competitive product to receive regulatory approval, or the receipt of a CRL from the FDA by another company pursuing the FDA's 505(b)(2) pathway that may have implications for our proposed pathway could impact how investors and potential strategic parties view the development risks associated with our product candidates. Changing testing or manufacturing requirements for us or for others deemed to be comparable to us may adversely impact our financial resources, our development timelines and may harm the perception held by others of our business.
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
Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any new product by consumers, physicians, other health care professionals and third-party payors will depend on several factors, including:

•	demonstrated evidence of efficacy and safety;

•	sufficient third-party insurance coverage or reimbursement;

•	effectiveness of our or our collaborators’ sales and marketing strategy;

•	the willingness of uninsured consumers to pay for the product;

•	the willingness of pharmacy chains to stock the products;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative products; and

•	the convenience and comfort level to consumers provided by our product compared to alternative products.
If our products fail to provide a benefit over then currently available options, we are unlikely to generate sufficient revenues to achieve profitability.
The commercial success of DARE-BV1 will depend on the availability of competitive products for BV and women’s preferences, in addition to the market’s acceptance of our vaginal gel therapy.
Today, there are many approved products for BV, and most are generic. Should DARE-BV1 receive marketing approval, its commercial success will depend on many factors:

•	strength of the efficacy data supporting the cure and clinical cure rates;

•	patient satisfaction and willingness to use it again and refer it to others;

•	the success or failure of other branded therapies;

•	preference by women for a vaginally administered therapy;

•	price pressure given today’s high level of generic treatments; and

•	approval of new entrants, including alternative, non-antibiotic treatment options.
Additionally, our current commercialization strategy for DARE-BV1 is to partner with one or more pharmaceutical companies with an established commercial infrastructure and expertise. If we are not successful in attracting an acceptable commercialization partner or entering into an agreement with acceptable terms on a timely basis or at all, commercial launch of DARE-BV1 could be significantly delayed. Further, any future collaboration may not be successful, in which case our ability to realize the full market potential of our product could be harmed.
Any of these factors could reduce the commercial potential for DARE-BV1 and place pressure on our business, financial condition, results of operation and prospects.
The commercial success of Ovaprene will depend on market acceptance of a monthly, hormone-free vaginal ring product, availability of alternative contraceptive products and women's preferences, as well as the success of Bayer’s marketing and sales efforts.
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
Under our license agreement with Bayer, provided the license grant becomes effective, Bayer will have exclusive rights to market and sell Ovaprene in the U.S. Accordingly, the potential value of Ovaprene to our company is highly dependent on the efforts and activities of Bayer, and Bayer has significant discretion in determining the resources that it will allocate to commercialization of Ovaprene.
The commercial success of Sildenafil Cream, 3.6% will depend on the availability of alternative products for Female Sexual Disorders and women's preferences, in addition to the market's acceptance of our topical cream.
Today, there are no FDA-approved products to treat FSAD. While our goal is for Sildenafil Cream, 3.6% to be the first product to receive such approval, other competitive products may obtain an approval before us. Even if we achieve that goal, the costs associated with introducing a new product into the women’s health market would likely be significant, and regardless of the amount spent, there is no guarantee that our new product will be broadly adopted. Our commercial success with Sildenafil Cream, 3.6% will depend, in large part, on our ability to educate doctors and women about the need to diagnose and treat FSAD and to demonstrate the merits of Sildenafil Cream, 3.6%.
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
Risks related to market acceptance of DARE-HRT1, if approved for hormone replacement therapy, include:

•	preference for a vaginal ring delivery of hormone replacement therapy over pills, patches and creams by menopausal women;

•	data regarding symptom relief of DARE-HRT1 over other hormonal treatments for vasomotor symptoms associated with menopause;

•	preference for bio-identical hormones by women and health care providers; positive or negative news and research regarding bio-identicals;

•	the success or failure of Bijuva®, the first FDA-approved bio-identical product;

•	new information supportive or against the use of hormones in menopause; and

•	availability of insurance reimbursement for DARE-HRT1.
Depending upon the direction of the factors above, a commercial market for DARE-HRT1 may develop more slowly than expected, or not at all, and our business, financial condition, results of operation and prospects could be hurt as a result.
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
If DARE-BV1, Ovaprene, or Sildenafil Cream, 3.6% are successful in their clinical development, we expect that women of child-bearing age will use them, and potentially for many months or years. To date, human clinical studies of these product candidates have been for relatively short periods of time and these product candidates lack safety data over longer periods of use. For example, while we believe the risk of adverse fetal development from using these product candidates is low, the impact of these product candidates on fetal development has not been studied and there are no adequate or well-controlled studies of these product candidates in pregnant women. Thus, the risk of adverse fetal development from any one or more of these product candidates may be greater than expected. Should any of these product candidates be shown to increase the risk of adverse fetal development, our ability to develop those or other product candidates would be substantially impaired, our business prospects and operations would be materially harmed, and we could also be subject to potential claims and lawsuits.
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
Our potential competitors include large, well-established pharmaceutical companies and specialty pharmaceutical companies, many of which have a robust product portfolio and strong franchises in women’s health. These companies include Merck & Co., Inc., AMAG, Inc., TherapeuticsMD, Inc., Cooper Surgical, Inc., AbbVie, Inc., Allergan, Inc., Bayer AG, Johnson & Johnson, and Pfizer Inc. Additionally, several generic manufacturers currently market and continue to introduce new contraceptive and other products in women's health including Sandoz International GmbH, Glenmark Pharmaceuticals Ltd., Lupin Pharmaceuticals, Inc., Mylan, Inc., Perrigo Company, PLC and Amneal Pharmaceuticals LLC. Other product candidates in development, if approved, could compete with our products.
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
Any of these events could prevent us or a commercial partner from achieving or maintaining market acceptance of current or future product candidates, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from product sales or receiving royalties and other payments based on sales by a commercial partners.
The women's health market includes many generic products and the growth in generics is expected to continue, making the introduction of a branded product for contraception, BV and hormone replacement therapy difficult and expensive.
The proportion of the U.S. market made up of generic products has been increasing. In 2017, approximately 86% of the prescription volume consisted of unbranded generic products (source: IQVIA, Global Generic and Biosimilars Trends and Insights, February 13, 2018). If this trend continues, it may be more difficult for us or a commercial partner to introduce a new branded product, if approved, at a price that will maximize our revenue and profits. Generic competition is particularly strong in the areas of contraception and the treatment of bacterial vaginosis. In order for Ovaprene and DARE-BV-1 to develop commercial markets, they must demonstrate better patient compliance and a clinical benefit in their trials in order for insurers to cover these higher cost products.
There may be additional marketing and educational efforts required to introduce a new product in order to overcome the trend towards generics and to gain access to reimbursement by payors. If we or a commercial partner cannot introduce a product, if approved, at our desired price or gain reimbursement from payors for an approved product, or if patients opt for a lower cost generic product and are unwilling to pay out-of-pocket or a co-pay, our revenues or royalties and other license fees, as applicable, will be limited.
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
If approved, we cannot be certain that third-party reimbursement will be available for Ovaprene, and even if reimbursement is available, the amount of any such reimbursement. The ACA and subsequent regulations enacted by the Department of Health and Human Services, or DHHS, require health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such products. These regulations have been, and may be further, modified, repealed, or otherwise invalidated, in whole or in part. For example, certain members of the U.S. Federal Government have attempted and are continuing to attempt to repeal the ACA and corresponding regulations, which would likely eliminate the requirement for health plans to cover women’s preventive care without cost sharing. Even if the ACA is not repealed, the DHHS regulations to specifically enforce the preventive health coverage mandate could be repealed or modified under the Trump Administration, which in 2017 altered the mandate to allow certain employers and insurers to opt out of birth control coverage for religious or moral reasons. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law. Any repeal or elimination of the preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products, such as Ovaprene, at all. As a result, we expect that our success will depend on the willingness of patients to pay out-of-pocket for Ovaprene in the event that either they do not have insurance or their insurance requires payment of a portion of Ovaprene by the patient, thus increasing the patient’s overall cost to use Ovaprene. This could reduce market demand for Ovaprene or any other contraceptive candidates we may seek to develop, such as our Microchips contraceptive program, ORB 204, ORB 214 and DARE-RH1, if and when they receive FDA approval, which would have a material adverse effect on our business, financial condition, and prospects.
As no FDA-approved treatments for FSAD currently exist, there is no precedent to help assess whether health insurance plans will cover Sildenafil Cream, 3.6%.
We cannot be certain that third-party reimbursement will be available for Sildenafil Cream, 3.6%. Even if reimbursement becomes available, the amount of such reimbursement may not make our product affordable to women and profitable to us. Insurers may deem Sildenafil Cream, 3.6% to be a life-style drug and decide not to provide reimbursement. Today, many health insurance plans provide reimbursement for male sexual arousal medications. However, we cannot predict whether they will continue to do so or whether they will do so for female sexual arousal treatments as well. In addition, the safety and efficacy data from our clinical trials may impact whether Sildenafil Cream, 3.6% will become eligible for insurance coverage, and if it does, the level of such reimbursement. In an environment of rapidly rising health care costs, insurers have been looking for ways to reduce costs, which could make it difficult for new therapies to gain coverage if they are not deemed medically critical or essential. If Sildenafil Cream, 3.6% fails to obtain insurance coverage, or if the patient’s share of the cost is deemed to be expensive, a market may never develop for Sildenafil Cream, 3.6%, which would have a material adverse effect on our financial condition and prospects.
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
Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Private third-party payers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure by us or a commercial partner to obtain timely or adequate pricing or formulary placement for the products we seek to commercialize or obtaining such pricing or placement at unfavorable pricing levels, could materially adversely affect our business, financial conditions, results of operations and prospects.
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
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of health care reform, especially in light of the lack of applicable precedent and regulations. Regulatory authorities might challenge our current or future activities, or those of a commercial partner, under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. In addition, efforts to ensure that our business arrangements with third parties will comply with these laws will involve substantial costs. Any investigation of us or the third parties with whom we contract, including a commercial partner, regardless of the outcome, would be costly and time consuming, and may negatively affect our results of operations and financial condition.
We have no internal sales, marketing or distribution capabilities and our model is to partner with companies with existing sales franchises to sell and distribute our products, if approved. Any failure by such third parties could negatively impact our business and our ability to develop and market any approved products.
We currently do not intend to directly sell or distribute our products into the market and instead intend to enter into agreements with third parties to sell and distribute our products. Failure to timely enter into such agreements could delay commercial launch of a product candidate that has received marketing approval. This reliance on third parties will also subject us to uncertainties related to these services including the quality of such services. Further, we would depend on these distributors and partners to ensure that the distribution process accords with relevant regulations, which includes, among other things, compliance with current good documentation practices, the maintenance of records and documentation, and compliance with applicable state laws that govern the licensure of distributors of prescription medical products. Failure to comply with these requirements could result in significant remedial action, including improvement of facilities, suspension of distribution or recall of product. Furthermore, we may be unable to replace any such partner or distributor with an alternate party on a commercially reasonable or timely basis, or at all.
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
Even if we receive marketing approval from the FDA for our product candidates, we may fail to receive similar approval outside the United States, which could substantially limit the value of such products.
To market a new product outside the United States, we must obtain separate marketing approvals in each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing, manufacturing, distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. Approval by the FDA or a comparable foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the United States, as well as other risks. Further, we may not obtain rights to the necessary clinical data in other countries and may have to develop our own. In addition, in many countries outside the United States, a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the United States may be different and inconsistent with the United States labeling requirements, negatively affecting our ability to market our products in countries outside the United States.
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

Many of our product candidates are in pre‑clinical stages of development and may never advance to clinical development.
Pre-clinical studies refer to a stage of research that begins before clinical trials (testing in humans) can begin, and during which important feasibility, iterative testing and drug safety data are collected. Because of their early nature, pre-clinical product candidates tend to carry a higher risk of failure as compared with clinical-stage assets. Pre-clinical candidates must generate sufficient safety and efficacy data through in vitro studies, animal studies and a variety of tests before they can be considered appropriate for testing in humans. The development risks, timeline and cost of pre-clinical assets can be high because of the unknowns and absence of data. It can be difficult to identify relevant tests and animal models for pre-clinical studies. Even if the results from our pre-clinical studies are favorable, we still may not be able to advance the candidates into clinical trials. If pre-clinical studies of product candidates do not generate strong data, our pre-clinical stage programs may never progress to clinical development and may prove to be worthless.
Our business may be adversely affected by unfavorable or unanticipated macroeconomic conditions.
Various macroeconomic factors could adversely affect our business, our results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty) or a global health emergency, and the current and future conditions in the global financial markets.
Interest rates and the ability to access credit markets could also adversely affect the ability of patients, payers and distributors to purchase, pay for and effectively distribute our products, if and when approved. Similarly, these macroeconomic factors could affect the ability of our current or potential future third-party manufacturers, sole source or single source suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our clinical trial material and products or commercialize our products, if and when approved. Failure by any of them to remain in business could have a material adverse effect on our ability to develop and obtain regulatory approvals for our current and any future product candidates, and, if approved, market and sell our products or provide sufficient quantities of our products to meet market demand.
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
We cannot be certain if any of the patents that cover our product candidates will be eligible to be listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation" (the “Orange Book"). The advantage of being listed in the Orange Book is that, under the Hatch-Waxman Act, any future generic applicant for any of our approved products needs to include a patent certification in their generic application with respect to each patent listed in the Orange Book for an approved product (referred to as the “listed drug”) for which they are seeking approval. If the generic applicant believes that any of the patents in the Orange Book on the listed drug is invalid, unenforceable, or not infringed by their product, the generic applicant usually will file a “Paragraph IV” certification on that patent if they plan to challenge the patent. When a generic applicant files a Paragraph IV certification, they must provide the listed drug application (and the patent owner if different) a notice that they filed a generic application with the Paragraph IV certification. If, in reply to that notice, the listed drug holder files a patent lawsuit against the generic applicant within 45 days of the Paragraph IV notice, a 30-month automatic stay is imposed by the Hatch-Waxman Act on FDA during which FDA may not approve the generic application (unless the patent litigation is resolved in the generic applicant’s favor). These 30-month stays are major protection available in the Hatch-Waxman Act for innovative drug makers. However, if our products are approved, but one or more of our patents are not listed in the Orange Book, generic firms that might seek approval of a generic version of our product would not have to “certify” in their generic drug applications as to any such unlisted patent. This could result in the absence of a 30-month stay and thus faster approval of some generic applications for our products.
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
Our patent strategy for protecting Sildenafil Cream, 3.6% includes in-licensing a patent family from SST, whose last U.S. claim expires in June 2029, but which could be eligible for three-year market exclusivity under the Hatch-Waxman Act in the United States. However, if granted 3-year exclusivity, generic applicants can still submit an abbreviated application during the 3-year period and FDA is required to review the application, but will defer any approval until the end of the 3-year period. Three-year exclusivity differs from 5-year exclusivity under the Hatch-Waxman Act, which bars the submission of a generic application during the 5-year period, with the exception that a generic application can be filed after 4 years if it contains a Paragraph IV certification challenging an Orange Book-listed patent for the brand drug.
With respect to patents related to Sildenafil Cream, 3.6%, SST has the sole right, but not the obligation, to prepare, file, prosecute and maintain such patents. We will be responsible for the costs incurred to maintain and prosecute all such patents and we will be kept informed of all strategies. However, we will have little if any, influence or control over implementing the patent strategy.
With respect to patent rights related to our IVR product candidates, including DARE-HRT1, The General Hospital Corporation (known as MGH) has the sole right to prosecute and maintain its patent rights, and we have the right to prosecute and maintain Catalent's patent rights. We will be responsible for the costs incurred by MGH to maintain and prosecute such patents and we will be kept informed of all strategies. However, we will have little, if any, influence or control over MGH’s implementation of the patent strategy.
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
The active ingredient in our product candidate for FSAD, Sildenafil Cream, 3.6%, is sildenafil and the active ingredient in our product candidate for the treatment of BV, DARE-BV1, is clindamycin. Patent protection for these ingredients has expired and generic products are available. As a result, a competitor that obtains the requisite regulatory approvals could offer products with the same active ingredient in a different formulation so long as the competitor does not infringe any process, use or formulation patents that we have developed, or that may not be barred by any three-year Waxman-Hatch Act exclusivity we might enjoy upon approval of our products.
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
With respect to Ovaprene, ADVA-Tec has the right, in certain instances, to control the defense against any infringement litigation arising from the manufacture or development (but not the sale) of Ovaprene. While our license agreement with ADVA-Tec requires ADVA-Tec to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop Ovaprene. Additionally, our license agreement with Bayer requires that we indemnify Bayer from and against all liabilities, damages, losses and expenses arising from or occurring as a result of development, manufacture, use or commercialization of Ovaprene by us or any licensee of ours, including without limitation, product liability claims, except in limited circumstances. As a result of our indemnification obligations to Bayer and limitations on ADVA-Tec’s obligations to indemnify us, any patent infringement litigation relating to Ovaprene could subject us to significant liabilities that may have a material adverse effect on our business, results of operations and financial condition.
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
Our exclusive, in-license agreements covering the critical patents and related intellectual property related to our product candidates impose significant monetary obligations and other requirements that may adversely affect our ability to execute our business plan. The termination of any of these in-license agreements could prevent us from developing and commercializing our product candidates and may harm our business.
Our license agreements with Hammock/MilanaPharm, ADVA-Tec, SST and Catalent include intellectual property rights to DARE-BV1, Ovaprene, Sildenafil Cream, 3.6%, and our IVR product candidates, including DARE-HRT1, respectively. These agreements, as well as our merger agreements with Pear Tree and Microchips, require us, as a condition to the maintenance of our license and other rights, and as merger consideration in the case of the agreement with Pear Tree, to make milestone and royalty payments and satisfy certain performance obligations. Our obligations under these in-license and merger agreements impose significant financial and logistical burdens upon our ability to carry out our business plan. Furthermore, if we do not meet such obligations in a timely manner, and, in the case of milestone payment requirements, if we were unable to obtain an extension of the deadlines for meeting such payment requirements, we could lose the rights to these proprietary technologies, which would have a material adverse effect on our business, financial condition and results of operations.
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
Moreover, because some of our rights to DARE-BV1, Ovaprene, Sildenafil Cream, 3.6% and the IVR product candidates are sublicensed pursuant to underlying agreements, there is no assurance that the existing license agreements covering the rights related to DARE-BV1, Ovaprene, Sildenafil Cream, 3.6%, and DARE-HRT1 will not be terminated due to termination of the underlying agreements, or due to the loss of rights to the underlying intellectual property by Hammock's, ADVA-Tec’s, SST’s or Catalent's licensors. There is no assurance that we will be able to renew or renegotiate license agreements on acceptable terms if our license agreements with Hammock, ADVA-Tec, SST, TriLogic/MilanaPharm or Catalent, or the underlying agreements are terminated. We cannot guarantee that any license agreement will be enforceable. The termination of these license agreements or our inability to enforce our rights under these license agreements would materially and adversely affect our ability to develop and commercialize DARE-BV1, Ovaprene, Sildenafil Cream, 3.6% and our IVR product candidates, including DARE-HRT1.
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

•
actual or anticipated changes to our product development and approval timelines, results from any clinical trial, and communications or decisions from regulator authorities relating to a review of or decisions on applications we submit for our product candidates, in each case particularly those related to our clinical-stage product candidates;

•	the amount of our unrestricted cash;

•	the level of expenses related to development of our current and future product candidates, and in particular our clinical-stage development programs;

•	commencement or termination of any collaboration or licensing arrangement;

•	the results of our efforts to discover, develop, acquire or in-license product candidates or products, if any;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	variations in our financial results or those of companies perceived to be similar to us;

•	new products, product candidates or new uses for existing products introduced or announced by our competitors, and the timing of these introductions or announcements;

•	results of clinical trials of product candidates of our competitors;

•
general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies and effects from geopolitical actions, including war and terrorism, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies or pandemics, such as the COVID-19 pandemic;

•	regulatory or legal developments in the United States and other countries;

•	changes in the structure of health care payment systems;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	recommendations or reports issued by securities research analysts;

•	announcement or expectation of additional financing efforts;

•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock; and

•	the other factors described in this “Risk Factors” section.

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
Our common stock is listed on the Nasdaq Capital Market. To maintain our listing we are required to satisfy continued listing requirements, including the requirements commonly referred to as the minimum bid price rule and with either the stockholders’ equity rule or the market value of listed securities rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share, and the stockholders’ equity rule requires that our stockholders' equity be at least $2.5 million, or, alternatively, that the market value of our listed securities be at least $35 million or that we have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. There can be no assurance we will continue to satisfy applicable continued listing requirements. For example, in both 2018 and 2019, we received letters from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our common stock was less than $1.00 for the last 30 consecutive business days. Additionally, in November 2019, we received a letter from the Nasdaq Staff notifying us that we were not in compliance with the stockholders’ equity rule because we reported less than $2.5 million in stockholders’ equity as of September 30, 2019 and did not satisfy the alternative standards under Nasdaq Listing Rule 5550(b). We were notified by the Nasdaq Staff in January 2020 that we regained compliance with the minimum bid price rule and, in February 2020, that we regained compliance with the stockholders’ equity rule, but there can be no assurance that we will continue to satisfy these or other continued listing standards and maintain the listing of our common stock with Nasdaq.
The suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
Pre-clinical product candidates may not be valued by investors and may be difficult to fund.
Given their early stage of development and the lack of data, many pre-clinical assets are often perceived as having low valuations by investors and potential strategic partners, such as pharmaceutical companies. Our investment of time and resources in such assets may not be appreciated or valued. As a result, it may be difficult for us to fund such programs. Additionally, past receipt of grant funding may not be predictive of our ability to secure additional grants to fund further development of a program. If our IVR product candidates, DARE-VVA1, the Microchips program, DARE-RH1 or the injectable etonogestrel product candidates we may license from Orbis fail to be valued, our stock price may be adversely affected.
A significant portion of our total outstanding shares of common stock may be sold into the public market at any point, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, either by us or our stockholders. For example, since January 1, 2020 and through March 26, 2020, we sold an aggregate of 3.3 million shares of our common stock in at-the-market offerings, we issued approximately 3.0 million shares of our common stock to the former stockholders of Microchips in connection with our acquisition of that company in November 2019, we sold approximately 5.3 million shares of our common stock in an underwritten public offering that closed in April 2019, and we sold 5.0 million shares of our common stock and warrants to purchase up to 3.72 million shares of our common stock in an underwritten public offering that closed in February 2018. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.
As of December 31, 2019, there were 1.9 million shares of our common stock subject to outstanding options, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of March 26, 2020, there were approximately 2.0 million shares of our common stock subject to outstanding warrants to purchase common stock, virtually all of which currently have an exercise price of $0.98 per share. To the extent these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.
The sale of our common stock through our ATM sales agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
In January 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC, in connection with an “at the market” offering, under which, from time to time, we may offer and sell shares of our common stock. We refer to this agreement as our “ATM sales agreement.” Although we have the right to control whether we sell any shares, if at all, under the ATM sales agreement, and the timing and amount of sales of our shares thereunder, we are subject to certain restrictions, including, without limitation, our inability to sell, during any 12-month period, securities having an aggregate market value of not more than one-third of our public float, pursuant to General Instruction I.B.6 to Form S-3. Accordingly, we may not be able to sell shares of our common stock under the ATM sales agreement when we desire. However, to the extent we do sell shares of our common stock under the ATM sales agreement, such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
The exercise of our outstanding options and warrants may result in significant dilution to our stockholders.
As of December 31, 2019, we had outstanding options to purchase up to 1.9 million shares of our common stock and, and as of March 26, 2020, we had outstanding warrants to purchase up to approximately 2.0 million shares of our common stock. The exercise of a significant portion of our outstanding options and/or warrants may result in significant dilution to our stockholders.
The warrants issued in February 2018 contain price protection in the form of anti-dilution provisions that could harm trading in our shares and make it difficult for us to obtain additional financing.
The warrants we issued and sold in the underwritten public offering that closed in February 2018 (the “February 2018 Warrants”) include price-based anti-dilution provisions. As of March 26, 2020, February 2018 Warrants to purchase up to approximately 2.0 million shares of our common stock were outstanding and the exercise price of those warrants was $0.98 per share. Under the terms of the February 2018 warrants, subject to certain limited exceptions, their exercise price will be reduced each time we issue or sell (or are deemed to issue or sell) any securities, including under the ATM sales agreement, for a consideration per share less than a price equal to the exercise price of the February 2018 Warrants in effect immediately prior to such issuance or sale (or deemed issuance or sale). If we issue shares of our common stock for cash, the consideration received therefor will be deemed to be the net amount of consideration we received therefor. In addition, if we issue, sell or enter into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of our common stock, the holders of the February 2018 Warrants will have the right to substitute such variable price for the exercise price of the February 2018 Warrants then in effect.
The overhang represented by the February 2018 warrants, coupled with the anti-dilution provisions of such warrants, may make it more difficult for us to raise additional capital, because of the possible substantial dilution to any new purchaser of our securities and the ability of holders of the warrants to enter into short sales of our stock. Any potential new purchaser of our securities may choose to value our common stock in such a manner that takes into account the number of shares of our common stock that would be outstanding immediately following the exercise of all the outstanding February 2018 Warrants.
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
We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to such companies may make our common stock less attractive to investors.
The SEC established the smaller reporting company, or SRC, category of companies in 2008, and expanded it in 2018, in an effort to provide general regulatory relief for smaller companies. SRCs may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. For so long as we qualify as a non-accelerated filer and/or a SRC, we will be permitted to and we intend to rely on some or all of the accommodations available to such companies. These accommodations include:

•	not being required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
reduced financial disclosure obligations, including that SRCs need only provide two years of financial statements rather than three years; a maximum of two years of acquiree financial statements are required rather than three years; fewer circumstances under which pro forma financial statements are required; and less stringent age of financial statements requirements;

•
reduced non-financial disclosure obligations, including regarding the description of their business, management’s discussion and analysis of financial condition and results of operations, market risk, executive compensation, transactions with related persons, and corporate governance; and

•	later deadlines for the filing of annual and quarterly reports compared to accelerated filers.
We will continue to qualify as a SRC and non-accelerated filer for so long as (a) our public float is less than $75 million as of the last day of our most recently completed second fiscal quarter or (b) our public float is $75 million or more but less than $700 million and we reported annual revenues of less than $100 million for our most recently completed fiscal year.
We may choose to take advantage of some, but not all, of the available accommodations. We cannot predict whether investors will find our common stock less attractive if we rely on these accommodations. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
If we fail to attract securities analysts to publish research on our business or if they publish or convey negative evaluations of our business, the price of our stock could decline.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease real property to support our business. The office space for our corporate headquarters, which is in good operating condition, is in San Diego, California. We believe that the real property we lease meets our current needs and that we will be able to renew our lease when needed on acceptable terms or find alternative facilities.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversions of management resources and other factors. As of the date of filing this report, there is no material pending legal proceeding to which we are a party or to which any of our property is subject, and management is not aware of any contemplated proceeding by any governmental authority against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Capital Market under the symbol “DARE.”
Holders of Common Stock
As of March 26, 2020, we had approximately 59 stockholders of record.
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
Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical-stage candidates. While we will continue to assess opportunities to expand our portfolio, our current focus is on advancing our existing product candidates through mid- and late stages of clinical development or approval. Our global commercialization and development strategy involves partnering with pharmaceutical companies and regional distributors with established marketing and sales capabilities in women's health, including through co-development and promotion agreements, once we have advanced a candidate through mid- to late-stage clinical development.

Our portfolio includes three product candidates in advanced clinical development:

•
DARE-BV1, a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% to be administered in a single vaginally delivered application, as a first line treatment for bacterial vaginosis, or BV;

•	Ovaprene®, a hormone-free, monthly vaginal contraceptive; and

•	Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD.
Our portfolio also includes three product candidates that we believe are Phase 1-ready:

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of vasomotor symptoms (VMS) as part of a hormone replacement therapy, or HRT, following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone- receptor positive breast cancer; and

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan.
See “ITEM 1. BUSINESS-Our Clinical-Stage Product Candidates and Programs,” in Part I of this report for additional information regarding our product candidates.
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
In addition, the COVID-19 pandemic continues to rapidly evolve. We do not yet know the full extent of its potential effects on our business, including the anticipated aggregate costs for development of our product candidates, on our anticipated timelines for the development of our product candidates, or on the supply chain for our clinical supplies. However, these effects could have a material adverse impact on our business and financial condition.

Recent Events

Microchips Acquisition

On November 20, 2019, we acquired Microchips Biotech, Inc. via a merger. We issued an aggregate of approximately 3.0 million shares of our common stock to the holders of shares of Microchips’ capital stock outstanding immediately prior to the effective time of the merger and we agreed to pay them: (1) contingent consideration of up to $46.5 million upon the achievement of specified funding, product development and regulatory milestones; (2) contingent consideration of up to $55.0 million upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property we acquired in the merger; (3) tiered royalty payments based on annual net sales of such products; and (4) a percentage of sublicense revenue related to such products. We expect that approximately $1.0 million of the contingent consideration may become payable through 2021. For additional information regarding this transaction, see “ITEM 1. BUSINESS-Microchips Acquisition” in Part I of this report.

License Agreement with Bayer HealthCare
On January 10, 2020 we entered into a license agreement with Bayer HealthCare LLC regarding the further development and commercialization of Ovaprene in the U.S. We received a $1.0 million upfront payment from Bayer and Bayer will support us in development and regulatory activities by providing the equivalent of two experts to advise us in clinical, regulatory, preclinical, commercial, CMC and product supply matters. Bayer, in its sole discretion, has the right to make the license effective by paying us an additional $20.0 million, referred to as the “Clinical Trial and Manufacturing Activities Fee” Such license would be exclusive with regard to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with us with regard to development. We will also be entitled to receive (a) milestone payments totaling up to $310.0 million if all such milestones are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue. For additional information regarding the Bayer license agreement, see “ITEM 1. BUSINESS-License Agreements-Bayer HealthCare License Agreement” in Part I of this report.
Financial Overview
Revenue
To date we have not generated any revenue. In the future, and if we are successful in advancing our product candidates through late stages of clinical development, we may generate revenue from license fees, milestone payments, research and development payments in connection with strategic partnerships, as well as royalties and commercial milestones resulting from the sale of products. Our ability to generate such revenue will depend on the successful clinical development of our product candidates, the receipt of regulatory approvals to market such products and the eventual successful commercialization of product candidates. If we fail to complete the development of product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
Research and Development Expenses
Research and development expenses include research and development costs for our product candidates and transaction costs related to our acquisitions. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	contract manufacturing expenses, primarily for the production of clinical supplies;

•	transaction costs related to acquisitions of companies, technologies and related intellectual property, and other assets;

•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.
In 2019, our research and development expenses consisted primarily of costs associated with continued development of DARE-BV1, Ovaprene, Sildenafil Cream 3.6% and DARE-HRT1. We expect research and development expenses to increase in the future as we continue to invest in the development of our clinical-stage product candidates and as any other potential product candidates we may develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our financial statements that we prepared in accordance with accounting principles generally accepted in the United States. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows: the fair value of stock-based compensation, goodwill impairment and purchase accounting.
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
Acquired In-Process Research and Development Expense
We have acquired, and may continue to acquire, the rights to develop new product candidates. Payments to acquire a new product candidate, as well as future milestone payments associated with asset acquisitions which are deemed probable of achievement, are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
Results of Operations
Comparison of the Years ended December 31, 2019 and 2018
The following table summarizes our consolidated results of operations for the years ended December 31, 2019 and 2018, together with the changes in those items in dollars:

	Years Ended December 31,		Dollar
	2019	2018	Change
Operating expenses:
General and administrative	$5,265,438	$4,655,837	$609,601
Research and development	8,546,108	6,413,956	2,132,152
License expenses	533,334	625,000	(91,666)
Impairment of goodwill	—	5,187,519	(5,187,519)
Loss from operations	(14,344,880)	(16,882,312)	(2,537,432)
Other income	81,050	143,497	(62,447)
Net loss	$(14,263,830)	$(16,738,815)	$(2,474,985)
Revenues
We did not recognize any revenue for the years ended December 31, 2019 or 2018.

General and administrative

The increase of $609,601 in general and administrative expenses from 2018 to 2019 was primarily attributable to: (i) an increase in personnel costs of approximately $482,000 reflecting the hiring of additional employees which resulted in increased salary, benefit and bonus expenses , (ii) an increase in stock-based compensation expense of approximately $241,000, (iii) an increase in insurance costs of approximately $102,000, (iv) an increase in rent expense of approximately $79,000 due to the addition of two leases acquired in conjunction with the acquisition of Microchips, (v) an increase of approximately $38,000 of advertising and marketing expenses, and (vi) an increase of approximately $48,000 in expense related to conferences and seminars. Those increases were partially offset by a decrease of approximately $410,000 in expenses for accounting, legal, and professional services.
Research and development
The increase of approximately $2.1 million in research and development expenses from 2018 to 2019 was primarily attributable to (i) an increase in costs related to development activities of approximately $2.3 million for DARE-BV1, Ovaprene, DARE-HRT1, DARE-FRT1 and Sildenafil Cream, 3.6%, (ii) an increase in personnel costs of approximately $875,000 reflecting the hiring of additional employees which resulted in increased salary, benefit and bonus expenses, and (iii) an increase in stock-based compensation expense of approximately $82,000. Those increases were partially offset by (x) an increase in grant funding recorded as a reduction to research and development expense related to Ovaprene of approximately $894,000, (y) a decrease in costs related to development activities of approximately $285,000 for DARE-VVA1, and (z) a decrease in costs related to pre-clinical development activities of approximately $40,000. We expect research and development expense to increase significantly in 2020 as we continue to develop our product candidates and as we achieve development milestones for which we have related payment obligations.
License expenses
The $91,666 decrease in license expenses from 2018 to 2019 was attributable to a decrease in license fees paid. During 2018, we paid $625,000 in connection with entering into license agreements for DARE-HRT1, Sildenafil Cream, 3.6% and DARE-BV1. During 2019, we accrued or paid $533,334 of license fees due under our license agreements related to DARE-BV1 and DARE-HRT1.
Goodwill impairment expense
The goodwill impairment expense for the year ended December 31, 2018 was due to our determination that the carrying amount of our goodwill exceeded its estimated fair value. See Note 2, “Acquisitions,” of the Notes to Consolidated Financial statements appearing in this report for a discussion of our goodwill analysis.
Other income
The decrease of $62,447 in interest income from 2018 to 2019 was primarily due to a decrease in interest earned on cash balances in the current year.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. In addition, we have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for at least the next several years as we develop our existing product candidates and seek to acquire, license or develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
At December 31, 2019, our accumulated deficit was approximately $44.0 million, our cash and cash equivalents were approximately $4.8 million, and our working capital was approximately $0.8 million. For the year ended December 31, 2019, we incurred a net loss of $14.3 million and had negative cash flow from operations of approximately $13.3 million.
The cash used to fund our operations comes from a variety of sources. In April 2019, we received gross proceeds of approximately $5.8 million, and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses, in an underwritten public offering. In November 2019, we received approximately $6.1 million in cash and cash equivalents in connection with our acquisition of Microchips. During 2019, we received approximately $1.0 million under an existing grant from the National Institutes of Health that funded a portion of the postcoital clinical study costs of Ovaprene. From January 1, 2020 and through March 26, 2020, we received approximately $8.1 million in gross cash proceeds: (1) a $1.0 million upfront payment under our license agreement with Bayer HealthCare, LLC, (2) approximately $5.4 million from the sales of an aggregate of 3,308,003 shares of our common stock in at-the-market offerings; and (3) approximately $1.7 million upon the exercise of warrants to purchase 1.7 million shares of our common stock.
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
We expect our expenses to increase significantly in 2020 as we continue the development of our product candidates, in particular as we conduct activities in preparation for and commence and conduct our planned pivotal clinical study of DARE-BV1, Phase 2b clinical study of Sildenafil Cream, 3.6%, pivotal contraceptive effectiveness and safety study of Ovaprene, and a Phase 1 clinical study of DARE-HRT1, as discussed above, and as we incur license expenses associated therewith.
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
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. We are currently evaluating a variety of capital raising options, including financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development of our product candidates and any future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, particularly in light of the effects that the COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See “ITEM 1A. RISK FACTORS—Risks Related to Our Business—We will need to raise additional capital to continue our operations,” above.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(13,315,480)	$(10,268,425)
Net cash provided by (used in) investing activities	6,143,893	(518,836)
Net cash provided by financing activities	5,151,702	10,111,952
Effect of exchange rate changes on cash and cash equivalents	(5,897)	(78,648)
Net increase (decrease) in cash	$(2,025,782)	$(753,957)
Operating activities
Cash used in operating activities during the year ended December 31, 2019 included a net loss of $14.3 million, decreased by non-cash stock-based compensation expense of $462,239. Components providing operating cash were a $621,618 increase in accrued expenses, an increase of $608,650 in accounts payable, and an increase of $237,937 in other non-current assets and deferred charges. Components reducing operating cash were a $322,482 increase in prepaid expenses, a $238,109 increase in deferred grant funding, and a $201,423 increase in other receivables.
Cash used in operating activities during the year ended December 31, 2018 included a net loss of $16.7 million, decreased by non-cash impairment of goodwill of $5.2 million acquired in-process research and development expense of approximately $507,000 and non-cash stock-based compensation expense of $139,348. Components providing operating cash were a $253,169 decrease in other receivables, an increase of $151,486 in accounts payable, a decrease of $193,495 in other current assets, and a decrease of $145,223 in other non-current assets and deferred charges. A component reducing operating cash was an increase of $91,526 in prepaid expenses.
Investing activities
Cash provided by investing activities during the year ended December 31, 2019 consisted of the existing cash balances of Microchips as of the acquisition date of approximately $6.1 million.
Cash used in investing activities during the year ended December 31, 2018 consisted primarily of approximately $500,000 of transaction costs associated with our acquisition of Pear Tree.
Financing activities
Cash provided by financing activities during the year ended December 31, 2019 consisted of proceeds from the underwritten public offering completed in April 2019.
Cash provided by financing activities during the year ended December 31, 2018 consisted of $10.1 million of net proceeds from the underwritten offering completed in February 2018 and sales under the common stock sales agreement completed in January and February of 2018.
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
At the conclusion of the year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2019 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below will be contained in the sections titled “Board of Directors,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the Proxy Statement) to be filed with the SEC within 120 days after the conclusion of our fiscal year ended December 31, 2019 and is incorporated in this report by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in the sections titled “Board of Directors" and "Executive Compensation” in our Proxy Statement and is incorporated in this report by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the sections titled "Board of Directors" and “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be contained in the section titled “Ratification of Independent Auditor” in our Proxy Statement and is incorporated in this report by reference.

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
(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1§	Stock Purchase Agreement dated as of March 19, 2017, entered into by and among Cerulean Pharma Inc., Daré Bioscience, Inc. and equityholders of Daré Bioscience, Inc. named therein.	8-K	001-36395	3/20/2017	2.1

2.2§ Δ	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Daré Bioscience, Inc., Daré Merger Sub, Inc., Pear Tree Pharmaceuticals, Inc., and Fred Mermelstein and Stephen C. Rocamboli, as Holders' Representatives	10-Q	001-36395	8/13/2018	10.10

2.3+	Agreement and Plan of Merger, dated November 10, 2019, Dare Bioscience, Inc., MC Merger Sub, Inc., Microchips Biotech, Inc., and Shareholder Representative Services LLC, as the stockholders' representative	8-K	001-36395	11/12/2019	2.1

3.1	Restated Certificate of Incorporation, as amended by Certificate of Amendment dated July 19, 2017 to effect the Reverse Stock Split effective July 20, 2017, and by Certificate of Amendment dated July 19, 2017 stating the name change effective July 20, 2017	10-Q	001-36395	08/14/2017	3.1

3.2	Second Amended and Restated By-Laws (as amended through May 28, 2018)	10-Q	001-36395	8/13/2018	3.1

4.1	Specimen stock certificate evidencing the shares of common stock	10-K	001-36395	03/28/2018	4.1

4.2	Warrant, dated January 8, 2015, issued to Hercules Technology Growth Capital, Inc.	8-K	001-36395	01/08/2015	4.1

4.3	Preferred Stock Purchase Warrant to purchase shares of Series D Convertible Preferred Stock issued by the Registrant to Lighthouse Capital Partners VI, L.P., as amended	S-1	333-194442	03/10/2014	10.20

4.4	Form of Stock Purchase Warrant of the Registrant to purchase shares of Series C Convertible Preferred Stock	S-1	333-194442	03/10/2014	10.19

4.5(a)	Form of Warrant to Purchase Shares of Common Stock (February 2018 Underwritten Offering)	8-K	001-36395	02/13/2018	4.1

4.5(b)	Form of Amendment to Warrant to Purchase Common Stock entered into as of June 27, 2018	10-Q	001-36395-181175221	11/13/2018	4.1

4.6	Description of securities of the registrant					X

10.1Δ	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC	10-K/A	001-36395	04/30/2018	10.1

10.2Δ	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc.	10-Q	001-36395	11/13/2017	10.1

10.3(a)	Common Stock Sales Agreement, dated January 4, 2018, by and between Daré Bioscience, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-36395	01/04/2018	10.1

10.3(b)	Amendment No. 1 to Common Stock Sales Agreement, dated August 24, 2018, by and between Daré Bioscience, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-36395	08/27/2018	10.2

10.4(a)*	Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	8-K	001-36395-18949535	7/12/2018	10.1

10.4(b)*	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	08/13/2018	10.3

10.4(c)*	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	08/13/2018	10.4

10.5	Form of indemnification agreement between the registrant and each of its executive officers and directors	S-1	333-194442	03/10/2014	10.16

10.6*	Non-Employee Director Compensation Policy (as amended through April 9, 2018)	10-Q	001-36395	8/13/2018	10.2

10.7Δ	Exclusive License Agreement made as April 24, 2018 by and between Catalent JNP, Inc. (fka Juniper Pharmaceuticals, Inc.), and Daré Bioscience, Inc.	10-Q	001-36395	8/13/2018	10.1

10.8(a)Δ	Amended and Restated Exclusive License Agreement, dated as of July 14, 2006, by and between Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Women’s Health Care, Inc.	10-Q	001-36395	8/13/2018	10.5

10.8(b)Δ	Amendment No. 1 to the Amended and Restated Exclusive License Agreement, dated as of October 10, 2007, by and among Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Pharmaceuticals, Inc.	10-Q	001-36395	8/13/2018	10.6

10.8(c)Δ	Amendment No. 2 to the Amended and Restated Exclusive License Agreement, dated as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.7

10.8(d)Δ	Exclusive License Agreement, dated as of February 13, 2017, by and between GYN Holdings, Inc., a wholly owned subsidiary of Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.8

10.8(e)Δ	Exclusive License Agreement, dated as of September 15, 2017, by and between Fred Mermelstein, Ph.D., Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc., and Stephen C. Rocamboli	10-Q	001-36395	8/13/2018	10.9

10.9	2014 Employee Stock Purchase Plan	S-1/A	333-194442	03/31/2014	10.26

10.10(a)Δ	Assignment Agreement by and between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc. effective as of December 5, 2018	10-K	001-36395	04/01/2019	10.10(a)

10.10(b)Δ	First Amendment to the License Agreement effective as of December 5, 2018 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	04/01/2019	10.10(b)

10.10(c)	Amendment No. 1 to Assignment Agreement entered into as of December 4, 2019 between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc.					X

10.10(d)	Amendment No. 2 to the License Agreement entered into as of December 3, 2019 between Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC					X

10.11(a)*	2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.1

10.11(b)	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.2

10.11(c)*	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.3

10.11(d)	Stock Option Agreement and Contingent Consideration Award Agreement, dated March 31, 2013, between Cerulean Pharma, Inc. and Alan Crane	S-1	333-194442	03/10/2014	10.24

10.11(e)	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between Cerulean Pharma, Inc. and Alan Crane	10-Q	001-36395	11/13/2014	10.4

10.12(a)*	Amended and Restated 2015 Employee, Director and Consultant Equity Incentive Plan of Daré Bioscience Operations, Inc.	10-K	001-36395	03/28/2018	10.14(a)

10.12(b)*	Form of Stock Option Agreement under the Amended and Restated 2015 Employee, Director and Consultant Equity Incentive Plan of Daré Bioscience Operations, Inc.	10-K	001-36395	03/28/2018	10.14(b)

10.13*	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1

10.14*	Employment Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.2

10.15*	Daré Bioscience, Inc. Performance Bonus Plan	10-Q	001-36395	11/12/2019	10.1

10.16+	License Agreement dated as of January 10, 2020 between Bayer HealthCare LLC and Daré Bioscience, Inc.					X

21.1	Subsidiaries of the registrant					X

23.1	Consent of Mayer Hoffman McCann P.C.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1#	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

§
All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.

Δ	Confidential treatment has been requested or granted to certain confidential information contained in this exhibit.
+
Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

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

Daré Bioscience, Inc.
	By:	/s/ SABRINA MARTUCCI JOHNSON
Date: March 27, 2020		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SABRINA MARTUCCI JOHNSON	President and Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2020
Sabrina Martucci Johnson

/s/ LISA WALTERS-HOFFERT	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2020
Lisa Walters-Hoffert

/s/ WILLIAM H. RASTETTER	Chairman of the Board and Director	March 27, 2020
William H. Rastetter, Ph.D.

/s/ CHERYL R. BLANCHARD	Director	March 27, 2020
Cheryl R. Blanchard, Ph.D.

/s/ JESSICA D. GROSSMAN	Director	March 27, 2020
Jessica D. Grossman, M.D.

/s/ SUSAN L. KELLEY	Director	March 27, 2020
Susan L. Kelley, M.D.

/s/ GREGORY W. MATZ	Director	March 27, 2020
Gregory W. Matz

/s/ ROBIN STEELE	Director	March 27, 2020
Robin Steele, J.D., L.L.M.

DARÉ BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Daré Bioscience, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Daré Bioscience, Inc. and Subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had recurring losses from operations, negative cash flow from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
March 27, 2020
San Diego, California
We have served as the Company's auditor since 2017.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$4,780,107	$6,805,889
Other receivables	555,210	31,037
Prepaid expenses	1,108,615	403,097
Total current assets	6,443,932	7,240,023
Property and equipment, net	63,531	9,396
Other non-current assets	935,325	577,968
Total assets	$7,442,788	$7,827,387
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$1,083,183	$459,705
Accrued expenses	2,098,653	631,351
Deferred grant funding	2,019,674	—
Current portion of lease liabilities	410,896	—
Total current liabilities	5,612,406	1,091,056
Contingent consideration non-current	1,000,000	—
Lease liabilities long-term	389,556	9,711
Total liabilities	7,001,962	1,100,767
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock: $0.0001 par value, 120,000,000 shares authorized, 19,683,401 and 11,422,161 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,968	1,143
Accumulated other comprehensive loss	(102,625)	(96,728)
Additional paid-in capital	44,564,674	35,791,972
Accumulated deficit	(44,023,191)	(28,969,767)
Total stockholders' equity	440,826	6,726,620
Total liabilities and stockholders' equity	$7,442,788	$7,827,387
See Accompanying Notes to Consolidated Financial Statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2019	2018
Operating expenses
General and administrative	$5,265,438	$4,655,837
Research and development expenses	8,546,108	6,413,956
License expenses	533,334	625,000
Impairment of goodwill	—	5,187,519
Total operating expenses	14,344,880	16,882,312
Loss from operations	(14,344,880)	(16,882,312)
Other income	81,050	143,497
Net loss	$(14,263,830)	$(16,738,815)
Deemed dividend from trigger of round down provision feature	(789,594)	—
Net loss to common shareholders	(15,053,424)	(16,738,815)
Foreign currency translation adjustments, net of tax	(5,897)	(78,648)
Comprehensive loss	$(15,059,321)	$(16,817,463)
Loss per common share - basic and diluted	$(0.97)	$(1.57)
Weighted average number of common shares outstanding:
Basic and diluted	15,578,959	10,732,421
See Accompanying Notes to Consolidated Financial Statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2017	6,047,161	$605	$25,541,210	$(18,080)	$(12,230,952)	$13,292,783
Issuance of common stock	375,000	38	734,197	—	—	734,235
Issuance of common stock via public offering, net	5,000,000	500	9,377,217	—	—	9,377,717
Stock-based compensation	—	—	139,348	—	—	139,348
Net loss	—	—	—	—	(16,738,815)	(16,738,815)
Foreign currency translation adjustments	—	—	—	(78,648)	—	(78,648)
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Issuance of common stock via public offering, net	5,261,250	525	5,151,177	—	—	5,151,702
Equity issued in consideration of acquisition	2,999,990	300	2,369,692	—	—	2,369,992
Stock-based compensation	—	—	462,239	—	—	462,239
Deemed dividend from trigger of down round provision	—	—	789,594	—	(789,594)	—
Net loss	—	—	—	—	(14,263,830)	(14,263,830)
Foreign currency translation adjustments	—	—	—	(5,897)	—	(5,897)
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
See Accompanying Notes to Consolidated Financial Statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Operating activities:
Net loss	$(14,263,830)	$(16,738,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,137	2,440
Stock-based compensation	462,239	139,348
Non-cash operating lease cost	(29,121)	9,319
Acquisition-related IPR&D	(202,096)	507,000
Impairment of goodwill	—	5,187,519
Changes in operating assets and liabilities, net of impact of acquisition:
Other receivables	(201,423)	253,169
Prepaid expenses	(322,482)	(91,526)
Other current assets	—	193,495
Other non-current assets and deferred charges	237,937	145,223
Accounts payable	608,650	151,486
Accrued expenses	621,618	(27,083)
Deferred grant funding	(238,109)	—
Net cash used in operating activities	(13,315,480)	(10,268,425)
Investing activities:
Acquisition of Microchips cash	6,143,893	—
Purchases of property and equipment	—	(11,836)
Acquisition of Pear Tree and Hydra assets	—	(507,000)
Net cash provided by (used in) investing activities	6,143,893	(518,836)
Financing activities:
Net proceeds from issuance of common stock and warrants	5,151,702	10,111,950
Net cash provided by financing activities	5,151,702	10,111,952
Effect of exchange rate changes on cash and cash equivalents	(5,897)	(78,648)
Net change in cash and cash equivalents	(2,025,782)	(753,957)
Cash and cash equivalents, beginning of year	6,805,889	7,559,846
Cash and cash equivalents, end of year	$4,780,107	$6,805,889

Supplemental disclosure of non-cash operating, investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$583,697	$—
Deemed dividend from trigger of down round provision	$789,594	$—
Microchips acquisition consideration paid in equity	$2,369,992	$—
See Accompanying Notes to Consolidated Financial Statements.

Daré Bioscience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and business

Daré Bioscience, Inc. is a clinical-stage biopharmaceutical company committed to the acceleration of innovative products for women’s health. Daré Bioscience, Inc. and its wholly owned subsidiaries operate one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly owned subsidiaries, unless otherwise stated or the context otherwise requires.
The Company is driven by a mission to identify, develop and bring to market a diverse portfolio of novel therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, vaginal health, sexual health and fertility. The Company's business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in the Company's areas of focus, some of which have existing clinical proof-of-concept data, and to advance those candidates through clinical development and regulatory approval alone or in collaboration with strategic partners.
Since July 2017, the Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates. While the Company will continue to assess opportunities to expand its portfolio, its current focus is on advancing its existing product candidates through mid- and late stages of clinical development or approval. The Company's global commercialization and development strategy involves partnering with pharmaceutical companies and regional distributors with established marketing and sales capabilities in women's health, including through co-development and promotion agreements, once the Company has advanced a candidate through mid- to late-stage clinical development.
The Company's portfolio includes three product candidates in advanced clinical development:

•
DARE-BV1, a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% to be administered in a single vaginally delivered application, as a first line treatment for bacterial vaginosis, or BV;

•	Ovaprene®, a hormone-free, monthly vaginal contraceptive;

•	Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD;
The Company's portfolio also includes three product candidates that it believes are Phase 1-ready:

•	DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of vasomotor symptoms (VMS) as part of a hormone replacement therapy, or HRT, following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone- receptor positive breast cancer; and

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan.
The Company's portfolio also includes these pre-clinical stage product candidates:

•
A microchip-based, implantable drug delivery system and a contraceptive application of that technology utilizing levonorgestrel that is designed to provide user-controlled, long-acting, reversible contraception

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
As of December 31, 2019, the Company had an accumulated deficit of approximately $44.0 million, had cash and cash equivalents of approximately $4.8 million, and working capital was approximately $0.8 million. For the year ended December 31, 2019, the Company incurred a net loss of $14.3 million and had negative cash flow from operations of approximately $13.3 million.
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
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying financial statements. The Company needs to raise substantial additional capital to continue to fund its operations and to successfully execute its current operating plan, including to continue the planned development of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%.
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
Principles of Consolidation
The consolidated financial statements of the Company are stated in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. One wholly owned subsidiary, Daré Bioscience Australia Pty LTD, operates primarily in Australia. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Loss. All intercompany transactions and accounts have been eliminated in consolidation.
Grant Funding
The Company receives certain research and development funding through grants issued by a division of the National Institutes of Health and the Bill & Melinda Gates Foundation, or the Gates Foundation. The funding is recognized in the statement of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. The Company adopted this policy in 2018. For the years ended December 31, 2019 and December 31, 2018, the Company recognized approximately $1.2 million and $225,000, respectively, in the statement of operations as a reduction to research and development expense. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant payments liability in the Company's consolidated balance sheets.
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
Cash and Cash Equivalents
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s wholly owned subsidiary, Microchips Biotech, Inc., has a $35,903 letter of credit related to the lease of real property that serves as security for future default of lease payments. The letter of credit is collateralized by cash which is unavailable for withdrawal or for usage for general obligations and is included in cash and cash equivalents on the Company's consolidated balance sheet.

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
Cash and cash equivalents of $4.8 million and $6.8 million measured at fair value as of December 31, 2019 and 2018, respectively, are classified within Level 1. Other receivables and prepaid expenses are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued expenses and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. The estimated fair value of the $1.0 million of contingent consideration potentially payable by the Company related to its acquisition of Microchips Biotech, Inc. is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use, or ROU, lease assets, current portion of lease obligations, and long-term lease obligations on the Company's balance sheets.
ROU lease assets represent the Company's right to use an underlying asset for the lease term. Lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and lease obligations are recognized at the commencement date of the applicable lease based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. (See Note 9, Leased Properties.)
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

Acquired In-Process Research and Development Expense
The Company has acquired, and may continue to acquire, the rights to develop new product candidates. Payments to acquire a new product candidate, as well as future milestone payments associated with asset acquisitions which are deemed probable of achievement, are immediately expensed as acquired in-process research and development provided that the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
Research and Development Costs
Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, manufacturing process-development and scale-up activities, fees paid to clinical and regulatory consultants, clinical trial and related clinical trial manufacturing expenses, fees paid to clinical research organizations, or CROs, and investigative sites, transaction expenses incurred in connection with the expansion of the product portfolio through acquisitions and license and option agreements, payments to universities under the Company’s license agreements and other outside expenses. Research and development costs are expensed as incurred. Nonrefundable advance payments, if any, for goods and services used in research and development are recognized as an expense as the related goods are delivered or services are performed.
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
There were stock options exercisable into 1,889,775 and 1,635,790 shares of common stock outstanding at December 31, 2019 and 2018, respectively. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.
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
The Company follows the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2019, the Company did not record any liabilities for uncertain tax positions.
During 2019, the Company recorded no provision for income taxes. During 2018, the Company recorded a provision for income taxes of $3,200. Management evaluated the Company’s tax positions and, as of December 31, 2019, the Company has approximately $935,000 of unrecognized benefits. The tax years 2015 to 2019 remain open to examination by federal and state taxing authorities while the statute for net operating losses generated remain open beginning in the year of utilization.
Indemnifications
As permitted under Delaware law, the Company has entered into indemnification agreements with its officers and directors that provide that the Company will indemnify the directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime. During the year ended December 31, 2019, the Company did not experience any losses related to those indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded the fair value of the obligations is not material. Accordingly, as of December 31, 2019 and 2018, no amounts have been accrued related to such indemnification provisions.
Recently Adopted Accounting Standards
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

2.	ACQUISITIONS
Cerulean/Private Daré Stock Purchase Transaction
In July 2017, the Company completed its business combination with Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré in which Private Daré stockholders sold their shares to the Company in exchange for newly issued shares of the Company’s common stock, and as a result, Private Daré became a wholly owned subsidiary of the Company and the Private Daré stockholders became majority stockholders of the Company. In connection with the closing of that transaction, the Company changed its name from "Cerulean Pharma Inc." to "Daré Bioscience, Inc." In this report, that transaction is referred to as the Cerulean/Private Daré stock purchase transaction and "Cerulean" refers to Cerulean Pharma Inc. before that transaction closed.
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
Pear Tree Acquisition
In May 2018, the Company acquired Pear Tree Pharmaceuticals, Inc., via a merger transaction in which a wholly owned subsidiary the Company, formed for purposes of this transaction, merged with and into Pear Tree, and Pear Tree survived as the Company’s wholly owned subsidiary. The Company acquired Pear Tree to secure the rights to develop DARE-VVA1, a proprietary vaginal formulation of tamoxifen, as a potential treatment for vulvar and vaginal atrophy.
The Company accounted for the transaction as an asset acquisition as the purchase primarily related to one asset. Transaction costs of approximately $452,000 associated with the acquisition are included in the Company’s research and development expense.
In accordance with the terms of the merger agreement that governed the acquisition, because, at the time of the closing of the merger, the sum of (a) certain Pear Tree indebtedness and transaction expenses, the stockholders’ representatives’ transaction expenses, and amounts payable under Pear Tree’s management incentive plan, exceeded the sum of (b) $75,000 and the cash and cash equivalents held by Pear Tree at the closing, the excess amount (approximately $132,000) offset the $75,000 payment due on the one-year anniversary of the closing of the merger to certain former and continuing Pear Tree service providers and former holders of Pear Tree’s capital stock and the balance will offset future payments otherwise due under the merger agreement to such parties.
Microchips Acquisition
In November 2019, the Company acquired Microchips Biotech, Inc., or Microchips, via a merger transaction in which a wholly owned subsidiary the Company, formed for purposes of this transaction, merged with and into Microchips, and Microchips survived as the Company’s wholly owned subsidiary. Microchips is developing a proprietary, microchip-based, implantable drug delivery system designed to store and precisely deliver numerous therapeutic doses over months and years on a schedule determined by the user and controlled via wireless remote. Microchips’ lead product candidate is a pre-clinical stage contraceptive application of that technology that utilizes levonorgestrel.
The Company issued an aggregate of 2,999,990 shares of its common stock to the holders of shares of Microchips' capital stock outstanding immediately prior to the effective time of the merger. The transaction was valued at $2.4 million, based on the fair value of the 2,999,990 shares issued of $0.79 per share, which was the closing price per share of the Company's common stock on the date of closing. The shares were issued in exchange for Microchips’ cash and cash equivalents of $6.1 million, less net liabilities of $3.5 million and transaction costs of $202,000, which was allocated based on the relative fair value of the assets acquired and liabilities assumed.

The Company also agreed to pay (1) contingent consideration based upon the achievement of specified funding, product development and regulatory milestones, and upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property the Company acquired in the merger, (2) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, and (3) a percentage of sublicense revenue related to such products. The Company recorded $1.0 million in contingent consideration associated with milestone payments expected to become payable through 2021.
The Company determined the transaction was accounted for as an asset acquisition as there were no outputs or substantive processes in existence as of the acquisition date. Transaction costs of approximately $202,000 associated with the merger are included in the Company’s research and development expense.

3.	PREPAID EXPENSES
Prepaid expenses consisted of the following:

	As of December 31,
	2019	2018
Prepaid clinical expense	$305,135	$14,547
Prepaid insurance expense	417,152	321,546
Prepaid legal and professional expenses	386,328	67,004
Total prepaid expenses	$1,108,615	$403,097

4.	OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	As of December 31,
	2019	2018
Prepaid insurance, long-term portion	$404,141	$562,266
Deposits	42,904	15,702
Operating lease assets	488,280	—
Total other non-current assets	$935,325	$577,968

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of December 31,
	2019	2018
Accrued compensation and benefits expenses	$715,201	$416,234
Accrued legal and professional expenses	412,584	32,457
Accrued license expense	280,833	—
Accrued clinical and related expenses	690,035	182,660
Total accrued expenses	$2,098,653	$631,351

6.	INCOME TAXES
The components of loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018
Domestic	$13,800	$16,707
Foreign	464	107
Loss before taxes	$14,264	$16,814

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	7.01%	2.42%
Permanent differences	(0.02)%	0.31%
Research and development credit	1.46%	1.24%
Stock compensation	(0.44)%	(0.08)%
Other	(0.1)%	—%
Goodwill impairment	—%	(6.48)%
Change in valuation allowance	(28.94)%	(18.43)%
Effective income tax rate	(0.02)%	(0.02)%
The major components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are shown below (in thousands).

	2019	2018
Net operating loss carryforwards	$46,120	$40,436
Research and development credit carryforwards	3,669	3,321
Capitalized research and development costs	11,123	13,334
Other	271	11
Stock compensation	1,987	1,941
Total deferred tax assets	63,170	59,043
Valuation allowance	(63,170)	(59,043)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $63.2 million and $59.0 million was established at December 31, 2019 and 2018 respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.
The increase in valuation allowance of approximately $4.1 million for the year ending December 31, 2019 is primarily related to an increase in net operating losses generated during the year. The increase in valuation of approximately $55.6 million for the year ending December 31, 2018 is primarily related to an increase in net operating losses generated during the year.
The Company has U.S. federal net operating loss, or NOL, carryforwards available at December 31, 2019 of approximately $174.5 million (2018– $153.8 million) of which, $135.0 million begin expiring in 2027 unless previously utilized and $39.5 million that do not expire but are limited to 80% of taxable income in a given year. The Company has state NOL carryforwards of $140.1 million (2018 – $119.9 million) that begin expiring in 2032 unless previously utilized. The Company has U.S. federal research credit carryforwards available at December 31, 2019 of approximately $2.5 million (2018 – $2.2 million) that begin expiring in 2027 unless previously utilized. The Company has state research credit carryforwards of $1.2 million (2018 – $1.1 million) that begin expiring in 2022 unless previously utilized. The difference between federal and state NOL carryforwards is primarily due to previously expired state NOL carryforwards.
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
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Beginning uncertain tax benefits	$924	$846
Current year - increases	83	78
Prior year - reductions	(72)	—
Ending uncertain tax benefits	$935	$924
Included in the balance of uncertain tax benefits at December 31, 2019 are $935,000 of tax benefits that, if recognized, would impact the effective tax rate. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date.
The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
The tax years 2015 through 2019 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.
No additional provision has been made for U.S. income taxes related to undistributed foreign earnings of the Company’s wholly owned Australian subsidiary or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are permanent in duration, or the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by the subsidiary or if the subsidiary is ultimately disposed. It is not practical to estimate the additional income taxes, if any, related to permanently reinvested earnings. There are no unremitted earnings as of December 31, 2019.

7.	STOCKHOLDERS’ EQUITY
ATM Sales Agreement
In January 2018, the Company entered into a common stock sales agreement under which the Company may sell shares of its common stock from time to time in “at-the-market” equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). The Company agreed to pay a commission of up to 3% of the gross proceeds of any common stock sold under this agreement plus certain legal expenses. The common stock sales agreement was amended in August 2018 to refer to the Company’s shelf registration statement on Form S-3 (File No. 333-227019) that was filed to replace the Company’s shelf registration statement on Form S-3 (File No. 333-206396) that expired on August 28, 2018.
During 2018, the Company sold 375,000 shares under the common stock sales agreement for gross proceeds of approximately $1.0 million and incurred offering expenses of approximately $338,000. The Company did not sell any shares under this agreement during 2019.

April 2019 Underwritten Public Offering
In April 2019, the Company closed an underwritten public offering of 4,575,000 shares of its common stock at a public offering price of $1.10 per share. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 686,250 shares which was exercised in full on April 12, 2019. Including the over-allotment shares, the Company issued a total of 5,261,250 shares in the offering and received gross proceeds of approximately $5.8 million and net proceeds of approximately $5.2 million after deducting underwriting discounts and offering expenses.
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
Common Stock Warrants
The warrants issued in the February 2018 underwritten offering initially had an exercise price of $3.00 per share and are exercisable through February 2023. The warrants include a price-based anti-dilution provision, which provides that, subject to certain limited exceptions, the exercise price of the warrants will be reduced each time the Company issues or sells (or is deemed to issue or sell) securities for a consideration per share less than the exercise price of those warrants in effect immediately prior to such issuance or sale. In addition, subject to certain exceptions, if the Company issues, sells or enters into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of the Company’s common stock, the warrant holders have the right to substitute such variable price for the exercise price of the warrant then in effect. The warrants are exercisable only for cash, unless a registration statement covering the shares issued upon exercise of the warrants is not effective, in which case the warrants may be exercised on a cashless basis. A registration statement covering the shares issued upon exercise of the warrants is currently effective. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which has been recorded in equity as of the grant date. The Company early adopted ASU 2017-11 and as a result has recorded the fair value of the warrants as equity.
In April 2019, in accordance with the price-based anti-dilution provision discussed above, as a result of the sale of shares in the April 2019 underwritten offering, the exercise price of these warrants was automatically reduced to $0.98 per share. For the year ended December 31, 2019, the Company recorded $0.8 million to additional paid-in capital as a result of that exercise price reduction.
No warrants were exercised during the year ended December 31, 2019 or 2018. As of December 31, 2019, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	December 1, 2021
3,737	$120.40	December 6, 2021
17,190	$60.50	January 8, 2020
6,500	$1.00	April 4, 2026
3,720,500	$3.00	February 15, 2023
3,750,833
Common Stock
The authorized capital of the Company consists of 120,000,000 shares of common stock with a par value of $0.0001 and 5,000,000 shares of preferred stock with a par value of $0.01 per share at December 31, 2019. The issued and outstanding common stock of the Company consisted of 19,683,401 and 11,422,161 shares with a par value of $0.0001 as of December 31, 2019 and 2018, respectively. There were no shares of preferred stock outstanding as of December 31, 2019 or 2018.

Common Stock Reserved for Future Issuance
The following table summarizes common stock reserved for future issuance at December 31, 2019:

Common stock reserved for issuance upon exercise of warrants outstanding	3,750,833
Common stock reserved for issuance upon exercise of options outstanding	1,889,775
Common stock reserved for future equity awards (under the Amended 2014 Plan)	634,294
Total	6,274,902

8.	STOCK-BASED COMPENSATION
The 2015 Employee, Director and Consultant Equity Incentive Plan
Prior to the Cerulean/Private Daré stock purchase transaction, Private Daré maintained the 2015 Employee, Director and Consultant Equity Incentive Plan, or the 2015 Private Daré Plan. Upon closing of the Cerulean/Private Daré stock purchase transaction, the Company assumed the 2015 Private Daré Plan and each then outstanding award granted thereunder, which consisted of options and restricted stock. Based on the exchange ratio for the Cerulean/Private Daré stock purchase transaction and after giving effect to the 1-for-10 reverse stock split effected in connection with the closing of that transaction, the outstanding options and restricted stock awards granted under the 2015 Private Daré Plan were replaced with options to purchase 10,149 shares of the Company’s common stock with a correspondingly adjusted exercise price, all of which were outstanding as of December 31, 2019 and 223,295 shares of the Company’s common stock. Those options are fully vested and expire in December 2025.
No further awards may be granted under the 2015 Private Daré Plan following the closing of the Cerulean/Private Daré stock purchase transaction.
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the years ended December 31, 2019 or December 31, 2018.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Plan, or the Amended 2014 Plan. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. As a result of the foregoing, the number of shares available under the Amended 2014 Plan increased by 456,886 to 878,130 on January 1, 2019, which increase represented 4% of the number of outstanding shares of common stock on such date.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the years ended December 31, 2019 and 2018. The exercise price of all options granted during the years ended December 31, 2019 and 2018 was equal to the market value of the Company’s common stock on the date of grant. As of December 31, 2019, unamortized stock-based compensation expense of approximately $1.1 million will be amortized over the weighted average period of 2.6 years. As of December 31, 2019, 634,294 shares of common stock were reserved for future issuance under the Amended 2014 Plan, and options to purchase 1,889,775 shares of the Company’s common stock granted under the Amended 2014 Plan were outstanding.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	539,896	$31.40
Granted	1,096,050	1.08
Exercised	—	—
Forfeited	(156)	59.48
Outstanding at December 31, 2018 (1)	1,635,790	$11.08
Granted	832,500	0.79
Exercised	—	—
Canceled/forfeited	(578,445)	28.52
Expired	(70)	59.48
Outstanding at December 31, 2019 (1)	1,889,775	$1.21	8.88	$46,599
Options exercisable at December 31, 2019	490,513	$1.99	8.63	$16,091
Options vested and expected to vest at December 31, 2019	1,889,775	$1.21	8.88	$46,559
(1)Includes 10,149 shares subject to options granted under the 2015 Private Daré Plan assumed in connection with the Cerulean/Private Daré stock purchase transaction.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2019	2018
Research and development	$107,142	$24,929
General and administrative	355,097	114,419
Total	$462,239	$139,348
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Expected life in years	10.0	10.0
Risk-free interest rate	2.44%	2.52%
Expected volatility	120%	121%
Forfeiture rate	—	—
Dividend yield	—%	—%
Weighted-average fair value of options granted	0.75	1.03

9.	LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018 and terminates on July 31, 2021. The Company has the option to extend the term of the lease for one year.
Microchips, which the Company acquired in November 2019, leases general office space in Lexington, Massachusetts and warehouse space in Billerica, Massachusetts. The Lexington lease commenced on July 1, 2013 and terminates on September 30, 2021. The Billerica lease commenced on October 1, 2016 and terminates on March 31, 2022.

Under the terms of each lease, the Company pays base annual rent (subject to an annual fixed percentage increase), plus property taxes, and other normal and necessary expenses, such as utilities, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The leases do not require material variable lease payments, residual value guarantees or restrictive covenants.
The leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company used an incremental borrowing rate of 7% as of January 1, 2019 for the operating leases that commenced prior to that date. The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.
At December 31, 2019, the Company reported operating lease right of use assets of approximately $488,000 in other non-current assets, and approximately $411,000 and $389,000, respectively, in current and non-current other liabilities on the consolidated balance sheet.
Total operating lease costs were approximately $223,000 for the year ended December 31, 2019. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $154,000 for the year ended December 31, 2019, and these amounts are included in operating activities in the consolidated statement of cash flows. Further, at December 31, 2019, operating leases had a weighted average remaining lease term of 1.89 years.
At December 31, 2019, future minimum lease payments under the Company's operating leases are as follows:

Year ending December 31,
2020	$461,000
2021	363,000
2022	42,000
Total future minimum lease payments	866,000
Less: accreted interest	(66,000)
Total operating lease liabilities	$800,000

10.	COMMITMENTS AND CONTINGENCIES
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

License and Collaborations
ADVA-Tec License Agreement
In March 2017, the Company entered into a license agreement with ADVA-Tec, Inc., under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide. The Company must use commercially reasonable efforts to develop and commercialize Ovaprene.
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
SST License and Collaboration Agreement
In February 2018, the Company entered into a license and collaboration agreement with Strategic Science & Technologies-D, LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which the Company received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, the Licensed Product, which is defined as SST’s topical formulation of Sildenafil Cream, 3.6% as it existed as of the effective date of the agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen.
The following is a summary of other terms of this license and collaboration agreement:
Invention Ownership. The Company retains rights to inventions made by its employees, SST retains rights to inventions made by its employees, and each party shall own a 50% undivided interest in all joint inventions.
Joint Development Committee. The parties will collaborate through a joint development committee that will determine the strategic objectives for, and generally oversee, the development efforts of both parties under the agreement.
Development. The Company must use commercially reasonable efforts to develop the Licensed Products in the Field of Use in accordance with a development plan in the agreement, and to commercialize the Licensed Products in the Field of Use. The Company is responsible for all reasonable internal and external costs and expenses incurred by SST in its performance of the development activities it must perform under the agreement.
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
Orbis Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Orbis Biosciences, or Orbis, for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ORB-204 and ORB-214, respectively). Under this agreement, the Company paid Orbis $300,000 to conduct the first stage of development work, Stage 1, as follows: $150,000 upon signing the agreement, $75,000 at the 50% completion point, not later than 6 months following the date the agreement was signed (which the Company paid in September 2018), and $75,000 upon delivery by Orbis of the 6-month batch, not later than 11 months following the date the agreement was signed (which the Company paid in January 2019). Upon Orbis successfully completing Stage 1 of the development program and achieving the predetermined target milestones for Stage 1, the Company will have 90 days to instruct Orbis whether to commence the second stage of development work, Stage 2. Should the Company execute its option to proceed to Stage 2, it will have to provide additional funding to Orbis for such activities.

Pre-clinical studies for the 6- and 12-month formulations have been completed, including establishing pharmacokinetics and pharmacodynamics profiles. The collaboration with Orbis will continue to advance the program through formulation optimization with the goal of achieving sustained release over the target time period.
The agreement provides the Company with an option to enter into a license agreement for ORB-204 and ORB-214 should development efforts be successful.
Catalent JNP License Agreement
In April 2018, the Company entered into an exclusive license agreement with Catalent JNP, Inc. (formerly known as Juniper Pharmaceuticals, Inc., and which the Company refers to as Catalent), under which Catalent granted the Company (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Catalent, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Catalent to make, have made, use, have used, sell, have sold, import and have imported products and processes. The Company is entitled to sublicense the rights granted to it under this agreement.
Upfront Fee. The Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement.
Annual Maintenance Fee. The Company will pay an annual license maintenance fee to Catalent on each anniversary of the date of the agreement, the amount of which will be $50,000 for the first two years and $100,000 thereafter, and which will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year.
Milestone Payments. The Company must make potential future development and sales milestone payments of (1) up to $13.5 million in the aggregate upon achieving certain clinical and regulatory milestones, and (2) up to $30.3 million in the aggregate upon achieving certain commercial sales milestones for each product or process covered by the licenses granted under the agreement.
Royalty Payments. During the royalty term, the Company will pay Catalent mid-single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
Pear Tree Acquisition
In May 2018, the Company completed its acquisition of Pear Tree Pharmaceuticals, Inc., or Pear Tree. The Company acquired Pear Tree to secure the rights to develop DARE-VVA1, a proprietary vaginal formulation of tamoxifen, as a potential treatment for vulvar and vaginal atrophy.
Under the merger agreement that governed the acquisition, the Pear Tree former stockholders and their representatives, or the Holders, will be eligible to receive, subject to certain offsets, tiered royalties, including customary provisions permitting royalty reductions and offset, based on percentages of annual net sales of certain products subject to license agreements the Company assumed and a percentage of sublicense revenue. The Company must also make contingent payments to the Holders that are based on achieving certain clinical, regulatory and commercial milestones, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock.
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, the Company entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In DARE-BV1, this proprietary technology is formulated with clindamycin, an antibiotic used to treat certain bacterial infections, including BV, and has been engineered to produce a dual release pattern after vaginal application, providing maximum duration of exposure to clindamycin at the site of infection. In December 2019, the Company entered into amendments to each of the Assignment Agreement and License Amendment.

The following is a summary of other terms of the License Amendment, as amended:
License Fees. The Company paid MilanaPharm: (1) $25,000 in connection with the execution of the License Amendment; (2) $100,000 on December 5, 2019; and (3) $110,000 on January 31, 2020.
Milestone Payments. The Company will pay to MilanaPharm (1) up to $300,000 in the aggregate upon achievement of certain clinical and regulatory development milestones; and (2) up to $1.75 million in the aggregate upon achieving certain commercial sales milestones.
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
The following is a summary of other terms of the Assignment Agreement, as amended:
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
Fees. The Company paid Hammock: (1) $250,000 in connection with the execution of the Assignment Agreement; (2) $125,000 on December 5, 2019; and (3) 137,500 on January 31, 2020.
Milestone Payments. The Company will pay Hammock up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones.
Term. The Assignment Agreement will terminate upon the later of (1) completion of the parties' technology transfer plan, and (2) payment to Hammock of the last of the milestone payments.

Microchips Acquisition
On November 20, 2019, the Company completed its acquisition of Microchips Biotech, Inc., or Microchips, pursuant to the Agreement and Plan of Merger, dated as of November 10, 2019. On the closing date of the merger, Microchips became a wholly owned subsidiary of the Company. The Company acquired Microchips to secure the rights to develop user-controlled, long-acting reversible contraception.
The Company issued an aggregate of 2,999,990 shares of its common stock to the holders of shares of Microchips' capital stock outstanding immediately prior to the effective time of the merger. The Company also agreed to pay the following contingent consideration: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by Daré in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to the implantable contraceptive product in development by Microchips. The Company expects approximately $1.0 million of the contingent consideration payments to become payable through 2021.
Employee Benefit – 401(k) Plan
The Company has a 401(k) retirement plan, or the 401(k) Plan, covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. The 401(k) Plan includes a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company made matching contributions of approximately $96,000 and $53,000 during the years ended December 31, 2019 and 2018, respectively.

11.	GRANT AWARDS
Eunice Kennedy Shriver National Institute of Child Health and Human Development
During 2018 and 2019, the Company received grant funding for clinical development efforts supporting Ovaprene from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the National Institutes of Health, or the NIH. The NIH issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statement of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
As of December 31, 2019, the Company received award payments totaling $1.2 million, approximately $0.2 million of which was received in 2018 and approximately $1.0 million of which was received in 2019. The remaining portion of the award under the grant, approximately $700,000, is contingent upon, among other matters, assessment of the results of the ongoing post-coital test trial of Ovaprene to satisfy specified requirements set out in the award notice, and the availability of funds. The Company recorded credits to research and development expense for costs related to the NIH award of $1.2 million and $225,000 for the years ended December 31, 2019 and December 31, 2018, respectively.
Bill & Melinda Gates Foundation
Microchips has a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, relating to the development of Microchips’ contraceptive program. Expenses eligible for grant funding must be incurred, tracked and reported to the Foundation. In July 2019, Microchips received approximately $2.9 million in grant funding payments. At December 31, 2019, grant funding payments associated with research and development expenses for Microchips’ contraceptive program not yet incurred totaled approximately $2.0 million and are recorded as deferred grant funding liability in the Company's consolidated balance sheet.

12.	SUBSEQUENT EVENTS
ATM Sales
Between January and March 2020, the Company sold an aggregate of 3,308,003 shares of common stock in "at-the-market" equity offerings and received aggregate gross proceeds of approximately $5.4 million and incurred sales agent commissions and fees of approximately $204,000 (see Note 7).

Exercise of February 2018 Warrants
In January 2020, warrants to purchase an aggregate of 1.7 million shares of common stock were exercised at an exercise price of $0.98 per share resulting in gross proceeds to the Company of approximately $1.7 million (see Note 7).
Bayer HealthCare License Agreement
On January 10, 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Under the agreement, the Company received a $1.0 million upfront payment from Bayer. If Bayer pays an additional $20.0 million to the Company (the “Clinical Trial and Manufacturing Activities Fee”), after Bayer receives and reviews the results of the pivotal clinical trial of Ovaprene, which payment Bayer may elect to make in its sole discretion, the license grant to Bayer to develop and commercialize Ovaprene for human contraception in the U.S. becomes effective. Such license would be exclusive with regard to commercialization and co-exclusive with the Company with regard to development.
Under the agreement, the Company would also be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
Under the agreement, the Company will be responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and has product supply obligations. Bayer will support the Company in development and regulatory activities by providing up to two full-time equivalents with expertise in clinical, regulatory, preclinical, commercial, CMC and product supply matters in an advisory capacity. After payment of the Clinical Trial and Manufacturing Activities Fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S.
The initial term of the agreement, which is subject to automatic renewal terms, continues until the later of (a) the expiration of any valid claim covering the manufacture, use, sale or import of Ovaprene in the U.S.; or (b) 15 years from the first commercial sale of Ovaprene in the U.S. In addition to customary termination rights for both parties, Bayer may terminate the agreement at any time on 90 days days notice and the agreement will automatically terminate if the Company does not receive the Clinical Trial and Manufacturing Activities Fee if and when due.
COVID-19
In response to the spread of COVID-19, in March 2020 we implemented work-from-home and restricted travel policies and, subsequently, the governors of California and Massachusetts, where we have operations, issued statewide stay-at-home orders. While we have systems and technologies in place to enable our employees to work from home, productivity may be adversely impacted and challenge our ability to effectively manage and operate our business. In addition, many of our consultants, partners and vendors on which we rely heavily are subject to similar work and travel restrictions that may adversely impact their ability to perform contracted services in a timely manner or at all. The effect of the COVID-19 pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of our product candidates and may adversely impact our anticipated timelines for the development of our product candidates by, among other things, causing disruptions in the supply chain for our clinical supplies, delays in the timing and pace of subject enrollment in our clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and its adverse effect on capital markets and investor sentiment may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our development programs and our operations. We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition.