Form 10-Q
period 2020-03-31
Dare Bioscience, Inc.
filed 2020-05-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 12, 2020, 26,646,191 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part II, Item 1A, “Risk Factors,” in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:

•	Inability to continue as a going concern;

•	Inability to raise additional capital, under favorable terms or at all, including as a result of the effects of the COVID-19 pandemic;

•	Inability to successfully attract partners and enter into collaborations on acceptable terms;

•	A decision by Bayer HealthCare LLC to discontinue its commercial interest in Ovaprene® and/or to terminate our license agreement;

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

5

PART I.	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2020		December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,047,325		$4,780,107
Other receivables	429,722		555,210
Prepaid expenses	3,844,764		1,108,615
Total current assets	9,321,811		6,443,932
Property and equipment, net	51,582		63,531
Other non-current assets	840,572		935,325
Total assets	$10,213,965		$7,442,788
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,531,497		$1,083,183
Accrued expenses	1,690,626		2,098,653
Deferred grant funding	1,089,064		2,019,674
Current portion of lease liabilities	404,395		410,896
Total current liabilities	4,715,582		5,612,406
Deferred license revenue	1,000,000		—
Contingent consideration	1,000,000		1,000,000
Lease liabilities long-term	284,200		389,556
Total liabilities	6,999,782		7,001,962
Commitments and contingencies (Note 8)		—
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—		—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 24,700,553 and 19,683,401 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,470		1,968
Accumulated other comprehensive loss	(125,569)		(102,625)
Additional paid-in capital	51,612,721		44,564,674
Accumulated deficit	(48,275,439)		(44,023,191)
Total stockholders' equity	3,214,183		440,826
Total liabilities and stockholders' equity	$10,213,965		$7,442,788
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating expenses
General and administrative	$1,861,765	$1,277,180
Research and development	2,379,804	1,693,391
License fees	12,500	112,500
Total operating expenses	4,254,069	3,083,071
Loss from operations	(4,254,069)	(3,083,071)
Other income	1,821	31,231
Net loss	$(4,252,248)	$(3,051,840)
Foreign currency translation adjustments	$(22,944)	$7,621
Comprehensive loss	$(4,275,192)	$(3,044,219)
Loss per common share - basic and diluted	$(0.18)	$(0.27)
Weighted average number of common shares outstanding:
Basic and diluted	23,799,396	11,422,161

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2020
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
Stock-based compensation	—	—	160,841	—	—	160,841
Issuance of common stock	3,308,003	331	5,222,356	—	—	5,222,687
Issuance of common stock from the exercise of warrants	1,699,000	170	1,664,850	—	—	1,665,020
Stock options exercised	10,149	1	—	—	—	1
Net loss	—	—	—	—	(4,252,248)	(4,252,248)
Foreign currency translation adjustments	—	—	—	(22,944)	—	(22,944)
Balance at March 31, 2020	24,700,553	$2,470	$51,612,721	$(125,569)	$(48,275,439)	$3,214,183

Three Months Ended March 31, 2019
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Stock-based compensation	—	—	97,968	—	—	97,968
Net loss	—	—	—	—	(3,051,840)	(3,051,840)
Foreign currency translation adjustments	—	—	—	7,621	—	7,621
Balance at March 31, 2019	11,422,161	$1,143	$35,889,940	$(89,107)	$(32,021,607)	$3,780,369

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(4,252,248)	$(3,051,840)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	11,949	1,150
Stock-based compensation	160,841	97,968
Non-cash operating lease cost	(55,786)	419
Changes in operating assets and liabilities:
Other receivables	125,488	(135,676)
Prepaid expenses	(2,736,149)	(201,129)
Other non-current assets	38,682	55,233
Accounts payable	448,314	(134,087)
Accrued expenses	(408,027)	59,478
Deferred grant funding	(930,610)	—
Deferred license revenue	1,000,000	—
Net cash used in operating activities	(6,597,546)	(3,308,484)
Financing activities:
Net proceeds from issuance of common stock	5,222,687	—
Proceeds from the exercise of common stock warrants	1,665,020	—
Proceeds from the exercise of stock options	1	—
Net cash provided by financing activities	6,887,708	—
Effect of exchange rate changes on cash and cash equivalents	(22,944)	7,621
Net change in cash and cash equivalents	267,218	(3,300,863)
Cash and cash equivalents, beginning of period	4,780,107	6,805,889
Cash and cash equivalents, end of period	$5,047,325	$3,505,026
Supplemental disclosure of non-cash operating and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$231,698
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
Since July 2017, the Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates. While the Company will continue to assess opportunities to expand its portfolio, its current focus is on advancing its existing product candidates through mid- and late-stages of clinical development or approval. The Company's global commercialization and development strategy involves partnering with pharmaceutical companies and regional distributors with established marketing and sales capabilities in women's health, including through co-development and promotion agreements, once the Company has advanced a candidate through mid- to late-stage clinical development.
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

The Company’s primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing its portfolio of product candidates through clinical development and regulatory approval. The Company expects that the majority of its development expenses in 2020 and 2021 will support the advancement of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%.
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
As of March 31, 2020, the Company had an accumulated deficit of approximately $48.3 million and cash and cash equivalents of approximately $5.0 million. The Company also had negative cash flow from operations of approximately $6.6 million during the three months ended March 31, 2020.
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
The effect of the COVID-19 pandemic and efforts to reduce its spread remain a rapidly evolving and uncertain risk to the Company's business, operating results, financial condition and stock price. In large part, the extent to which COVID-19 affects the Company will depend on future developments that are beyond its knowledge or control, including, but not limited to, the duration and severity of the pandemic, governmental and individual organization actions and policies implemented to reduce transmission of the disease, and the speed with which and degree to which normal economic and operating conditions resume. The pandemic may increase the anticipated aggregate costs for the development of the Company's product candidates and may adversely impact the anticipated timelines for the development of the Company's product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of the Company's regulatory submissions by regulatory agencies with respect to the Company's product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and the uncertainty and volatility in the capital markets it caused and may continue to cause may negatively impact investor sentiment and the availability and cost of capital, and may adversely impact the Company's ability to raise capital when needed or on terms favorable to the Company and its stockholders to fund its development programs and operations. The Company does not yet know the full extent of potential delays or impacts on its business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company's business and financial condition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC on March 27, 2020. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies, except for the accounting policies related to revenue recognition as described below.
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
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2020 and December 31, 2019. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of March 31, 2020.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2020
Current assets:
Cash and cash equivalents	$5,047,325	$—	$—	$5,047,325
Other non-current liabilities:
Contingent consideration	$—	$—	$1,000,000	$1,000,000
Balance at December 31, 2019
Current assets:
Cash and cash equivalents	$4,780,107	$—	$—	$4,780,107
Other non-current liabilities:
Contingent consideration	$—	$—	$1,000,000	$1,000,000
Revenue Recognition
The Company recognizes revenue is accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

In a contract with multiple performance obligations, the Company develops estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
License Fees. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has not recognized any license fee revenue resulting from any of its collaborative arrangements.
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaborative arrangements.
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million, referred to as the “Clinical Trial and Manufacturing Activities Fee.” Such license would be exclusive with regard to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with the Company with regard to development.
The Company will also be entitled to receive (a) milestone payments totaling up to $310.0 million related to the commercial sales of Ovaprene, if all such milestones are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
The Company concluded that there was one significant performance obligation under the Bayer license agreement related to the $1.0 million upfront non-refundable license fee payment: a distinct license to commercialize Ovaprene effective upon the receipt of the Clinical Trial and Manufacturing Activities Fee. The $1.0 million upfront non-refundable license fee payment will be recorded as license revenue at the point in time the Company receives the Clinical Trial and Manufacturing Activities Fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license or if the agreement is terminated by Bayer. As of March 31, 2020, neither of the foregoing had occurred. The $1.0 million upfront non-refundable license fee payment is recorded as deferred revenue in the Company's consolidated balance sheet at March 31, 2020.
Potential future payments for variable consideration, such as commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur. (See Note 3, License and Collaboration Agreements.)
3. License and Collaboration Agreements
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, the Company entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the exclusive license agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the

Company acquired an exclusive, worldwide license to develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In DARE-BV1, this proprietary technology is formulated with clindamycin, an antibiotic used to treat certain bacterial infections, including BV, and has been engineered to produce a dual release pattern after vaginal application, providing maximum duration of exposure to clindamycin at the site of infection. In December 2019, the Company entered into amendments to each of the License Amendment and Assignment Agreement.
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
Royalty Payments. After the commercial launch of licensed products and processes and during the royalty term, the Company will pay MilanaPharm high single-digit to low double-digit royalties based on annual worldwide net sales of licensed products and processes in accordance with the agreement.
Efforts. The Company must use commercially reasonable efforts and resources to (1) develop and commercialize at least one licensed product or process in the United States and at least one licensed product or process in Canada, the United Kingdom, France, Germany, Italy or Spain, and (2) continue to commercialize that product or process following the first commercial sale of a licensed product or process in the applicable jurisdiction.
Term. Unless earlier terminated, the license term continues until (1) on a licensed product-by-product (or process-by-process basis) and country-by-country basis, the date of expiration of the royalty term with respect to such licensed product (or process) in such country, and (2) the expiration of all applicable royalty terms under the MilanaPharm License Agreement with respect to all licensed products and processes in all countries. Upon expiration of the term with respect to any licensed product or process in a country (but not upon earlier termination of the MilanaPharm License Agreement), the licenses granted to us under the MilanaPharm License Agreement will convert automatically to an exclusive, fully paid-up, royalty-free, perpetual, non-terminable and irrevocable right and license under the licensed intellectual property.
In addition to customary termination rights in favor of all parties, MilanaPharm may terminate the license solely with respect to a licensed product or process in a country if, after having launched such product or process in such country, the Company or its affiliates or sublicensees, (1) discontinue the sale of such product or process in such country and MilanaPharm notifies the Company of such termination within 60 days of having first been notified by the Company of such discontinuation, or (2) (A) discontinue all commercially reasonable marketing efforts to sell, and discontinue all sales of, such product or process in such country for nine months or more, (B) fail to resume such commercially reasonable marketing efforts within 120 days of having been notified of such failure by MilanaPharm, (C) fail to reasonably demonstrate a strategic justification for the discontinuation and failure to resume to MilanaPharm, and (D) MilanaPharm gives 90 days’ notice to the Company.
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
Milestone Payments. The Company will pay to ADVA-Tec: (1) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones; and (2) up to $20.0 million in the aggregate based on the achievement of certain worldwide net sales milestones.
Royalty Payments. After the commercial launch of Ovaprene, the Company will pay to ADVA-Tec royalties based on aggregate annual net sales of Ovaprene in specified regions, at a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds.
Term. Unless earlier terminated, the license continues on a country-by-country basis until the later of the life of the licensed patents or final commercial sale of Ovaprene. In addition to customary termination rights for both parties: (A) the Company may terminate the agreement with or without cause in whole or on a country-by-country basis upon 60 days prior written notice; and (B) ADVA-Tec may terminate the agreement if (1) the Company develops or commercializes any non-hormonal ring-based vaginal contraceptive device competitive to Ovaprene or (2) if the Company fails to meet agreed upon efforts to commercialize Ovaprene.
Bayer HealthCare License Agreement
On January 10, 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Under the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. If Bayer pays an additional $20.0 million to the Company, or the Clinical Trial and Manufacturing Activities Fee, after Bayer receives and reviews the results of the pivotal clinical trial of Ovaprene, which payment Bayer may elect to make in its sole discretion, the license grant to Bayer to develop and commercialize Ovaprene for human contraception in the U.S. becomes effective. Such license would be exclusive with regard to commercialization and co-exclusive with the Company with regard to development.
Milestone & Royalty Payments. The Company would also be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
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
Term. The initial term of the agreement, which is subject to automatic renewal terms, continues until the later of (a) the expiration of any valid claim covering the manufacture, use, sale or import of Ovaprene in the U.S.; or (b) 15 years from the first commercial sale of Ovaprene in the U.S. In addition to customary termination rights for both parties, Bayer may terminate the agreement at any time on 90 days' notice and the agreement will automatically terminate if the Company does not receive the Clinical Trial and Manufacturing Activities Fee if and when due.
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
Milestone Payments. SST will be eligible to receive payments (1) ranging from $0.5 million to $18.0 million in the aggregate on achieving certain clinical and regulatory milestones in the U.S. and worldwide, and (2) between $10.0 million to $100.0 million in the aggregate upon achieving certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST.
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
Milestone Payments. The Company must make contingent payments to the Pear Tree former stockholders and their representatives, or the Holders, that are based on achieving certain clinical, regulatory and commercial milestones, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock.

Royalty Payments. The Holders will be eligible to receive, subject to certain offsets, tiered royalties, including customary provisions permitting royalty reductions and offset, based on percentages of annual net sales of certain products subject to license agreements the Company assumed and a percentage of sublicense revenue.
Microchips Acquisition
In November 2019, the Company completed its acquisition of Microchips Biotech, Inc., or Microchips. On the closing date of the merger, Microchips became a wholly owned subsidiary of the Company. The Company acquired Microchips to secure the rights to develop user-controlled, long-acting reversible contraception that utilizes levonorgestrel. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to the implantable contraceptive product in development by Microchips.
The Company issued an aggregate of 2,999,990 shares of its common stock to the holders of shares of Microchips' capital stock outstanding immediately prior to the effective time of the merger.
Milestone and Royalty Payments. The Company also agreed to pay the following contingent consideration to the former Microchips stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to the implantable contraceptive product in development by Microchips. The Company expects approximately $1.0 million of the contingent consideration payments to become payable through 2021.
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
The agreement provides the Company with an option to enter into a license agreement for ORB-204 and ORB-214 should development efforts be successful.

4.	ACQUISITIONS
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
The Company determined the transaction was accounted for as an asset acquisition as there were no outputs or substantive processes in existence as of the acquisition date. Transaction costs of approximately $202,000 associated with the merger were included in the Company’s research and development expense in the fourth quarter of 2019.

5.	STOCK-BASED COMPENSATION
The 2015 Employee, Director and Consultant Equity Incentive Plan
In connection with the business combination transaction in July 2017 between the Company and Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, the Company assumed the Private Daré 2015 Employee, Director and Consultant Equity Incentive Plan, or the 2015 Private Daré Plan and each then outstanding award granted thereunder, which consisted of options and restricted stock. Based on the exchange ratio for the business combination transaction and after giving effect to the reverse stock split effected in connection with the closing of that transaction, the outstanding options and restricted stock awards granted under the 2015 Private Daré Plan were replaced with options to purchase 10,149 shares of the Company’s common stock with a correspondingly adjusted exercise price and 223,295 shares of the Company’s common stock. All of the options that were assumed were exercised as of March 31, 2020. No awards may be granted under the 2015 Private Daré Plan following the closing of the business combination transaction.
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the three months ended March 31, 2020 or March 31, 2019.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Plan, or the Amended 2014 Plan, which provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers and directors, and consultants and advisors. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2020, the number of authorized shares increased by 787,336 to 1,411,481, which increase represented 4% of the number of outstanding shares of common stock on such date.

Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the three months ended March 31, 2020. The exercise price of all options granted during the three months ended March 31, 2020 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2020, unamortized stock-based compensation expense of $1,686,903 will be amortized over a weighted average period of 2.9 years. At March 31, 2020, 704,481 shares of common stock were reserved for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,889,775	$1.21
Granted	707,000	1.06
Exercised	(10,149)	0.01
Canceled/forfeited	—	—
Expired	—	—
Outstanding at March 31, 2020	2,586,626	$1.17
Exercisable at March 31, 2020	568,118	$1.86

Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statement of operations is as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$46,380	$24,703
General and administrative	114,461	73,265
Total	$160,841	$97,968
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three months ended March 31, 2020 are as follows:

Three Months Ended March 31, 2020
Expected life in years	10.0
Risk-free interest rate	0.86%
Expected volatility	121%
Forfeiture rate	0.0%
Dividend yield	0.0%
Weighted-average fair value of options granted	$1.00

6.	STOCKHOLDERS’ EQUITY
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
During the three months ended March 31, 2020, the Company sold 3,308,003 shares under the common stock sales agreement for gross proceeds of approximately $5.4 million and incurred offering expenses of approximately $220,000. The Company did not sell any shares under this agreement during the three months ended March 31, 2019.
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
In April 2019, in accordance with the price-based anti-dilution provision discussed above, as a result of the sale of shares in the April 2019 underwritten offering, the exercise price of these warrants was automatically reduced to $0.98 per share and $0.8 million was recorded to additional paid-in capital as a result of the triggering of the anti-dilution provision.
During the three months ended March 31, 2020, 1,699,000 warrants were exercised for gross proceeds of approximately $1.7 million. No warrants were exercised during the three months ended March 31, 2019. As of March 31, 2020, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	December 1, 2021
3,737	$120.40	December 6, 2021
6,500	$10.00	April 4, 2026
2,021,500	$0.98	February 15, 2023
2,034,643

7.	LEASED PROPERTIES
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
The leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company uses an incremental borrowing rate of 7% for operating leases that commenced prior to January 2019. The depreciable lives of operating leases and leasehold improvements are limited by the expected lease term.
At March 31, 2020, the Company reported operating lease right of use assets of approximately $432,000 in other non-current assets, and $404,000 and $284,000, respectively, in current and non-current other liabilities on the consolidated balance sheet.
Total operating lease costs were approximately $76,000 and $27,000 for the three months ended March 31, 2020 and March 31, 2019, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $128,000 and $27,000 for three months ended March 31, 2020 and March 31, 2019, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. Further, at March 31, 2020, operating leases had a weighted average remaining lease term of 1.61 years.
As of March 31, 2020, future minimum payments under the Company's operating leases are approximately:

Remainder of 2020	$334,000
2021	363,000
2022	42,000
Total future minimum lease payments	739,000
Less: Difference between future minimum lease payments and discounted operating lease liabilities	50,000
Total operating lease liabilities	$689,000

8.	COMMITMENTS AND CONTINGENCIES
Contingent Consideration
In connection with the acquisition of Microchips, the Company agreed to pay contingent consideration based upon the achievement of specified funding, product development and regulatory milestones. The Company recorded $1.0 million in contingent consideration liability associated with milestone payments expected to become payable through 2021 in its consolidated balance sheet at March 31, 2020.

9.	GRANT AWARD
Eunice Kennedy Shriver National Institute of Child Health and Human Development
Since 2018, the Company has received grant funding for clinical development efforts supporting Ovaprene from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the National Institutes of Health, or the NIH. Through year-end 2019, the Company received award payments from the NIH totaling $1.2 million.
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
The Company recorded credits to research and development expense for costs related to the NIH award of approximately $293,000 and $161,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.
Bill & Melinda Gates Foundation
Microchips has a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, relating to the development of Microchips’ contraceptive program. Expenses eligible for grant funding must be incurred, tracked and reported to the Foundation. In July 2019, Microchips received approximately $2.9 million in grant funding payments. At March 31, 2020, grant funding payments associated with research and development expenses for Microchips’ contraceptive program not yet incurred totaled approximately $1.1 million and are recorded as deferred grant funding liability in the Company's consolidated balance sheet.

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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2020	2019
Stock options	2,586,626	2,190,360
Warrants	2,034,643	3,750,833
Total	4,621,269	5,941,193

11.	SUBSEQUENT EVENTS

NIH Grant Award

In April 2020, the Company received a final notice of award for approximately $731,000 of the total $1.9 million in grant funding for clinical development efforts supporting Ovaprene from the NIH. At March 31, 2020, the Company recorded a receivable of approximately $428,000 for expenses incurred through such date that are eligible for reimbursement under this final notice of award. The NIH issued this final notice of award after reviewing data from the completed postcoital test (or PCT) clinical trial and commercialization plans of Ovaprene, which satisfied specified requirements set out in the award notice.

Paycheck Protection Program

In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration, or SBA. The Company received a loan of approximately $367,000. The loan matures in April 2022, bears interest at a rate of 1.00% per annum, is payable in equal monthly payments commencing in November 2020 through maturity and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, subject to specified limitations, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period that begins on the date the lender makes the first disbursement to the borrower. The Company intends to use the entire loan for qualifying expenses under the PPP and to apply for forgiveness of the entire loan, however, no assurance is provided that the Company will obtain forgiveness of the loan in whole or in part.

Equity Line

On April 22, 2020, the Company entered into a Purchase Agreement and Registration Rights Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the Purchase Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions in the Purchase Agreement are satisfied. The Company filed such a registration statement with the SEC on May 1, 2020 to register the resale by Lincoln Park of up to 7,500,000 shares of the Company's common stock and it was declared effective on May 12, 2020.

ATM Sales

Between April 1, 2020 and May 12, 2020, the Company sold an aggregate of 1,864,485 shares of common stock in "at-the-market" equity offerings and received aggregate net proceeds of approximately $2.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 10-K, filed with the Securities and Exchange Commission, or SEC, on March 27, 2020. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors in our 2019 10-K and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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

•	Ovaprene, a hormone-free, monthly vaginal contraceptive; and

•	Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD.
Our portfolio also includes three product candidates that we believe are Phase 1-ready:

•
DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of vasomotor symptoms, or VMS, as part of a hormone replacement therapy, or HRT, following menopause;

•	DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone- receptor positive breast cancer; and

•	DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan.
In addition, our portfolio includes these pre-clinical stage product candidates:

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
Our primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing our portfolio of product candidates through clinical development and regulatory approval. We expect that the majority of our development expenses in 2020 and 2021 will support the advancement of DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%.
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
In addition, the COVID-19 pandemic continues to rapidly evolve. We do not yet know the full extent of its potential effects on our business, including the anticipated aggregate costs for development of our product candidates, on our anticipated timelines for the development of our product candidates, or on the supply chain for our clinical supplies. However, these effects could have a material adverse impact on our business and financial condition. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, "Risk Factors," below.
Clinical Stage Product Candidates
DARE-BV1
We are currently working on regulatory and start-up activities that are necessary to commence a Phase 3 multicenter, randomized, double-blind, placebo-controlled study of DARE-BV1 for the treatment of BV, or the DARE-BV1-001 study, and expect to initiate the study in the second half of 2020. We plan to enroll approximately 220 postmenarchal women, ages 12 and above, at approximately 40 sites in the United States. The primary efficacy endpoint of the study will be clinical cure at the evaluation visit to occur 21 to 30 days after enrollment in the study, or the Day 21-30 visit, with clinical cure defined as meeting three criteria (derived from the Amsel criteria): resolution of abnormal vaginal discharge associated with BV as confirmed by the investigator; a negative 10% potassium hydroxide (KOH) "whiff test"; and the presence of clue cells at less than 20% of total epithelial cells in a saline wet mount. If the study's initiation and rate of subject enrollment occur as we currently expect, then we anticipate having topline data from this study before year-end 2020. In parallel with the DARE-BV1-001 clinical study and to support the new drug application, or NDA, for DARE-BV1, we are conducting nonclinical studies of certain excipients in DARE-BV1 and the clinical formulation of DARE-BV1, including reproductive toxicology studies. If the DARE-BV1-001 clinical study and the nonclinical studies are completed as anticipated and if their outcomes are successful, then we expect to be in a position to file an NDA with the FDA in early 2021.
We anticipate that the aggregate costs of the DARE-BV1 program through NDA filing, including the DARE-BV1-001 study, planned nonclinical studies, manufacturing activities for the program through filing of the NDA, and the NDA filing, will be approximately $10.0 million.

Ovaprene
Based on the positive results of our postcoital test (PCT) clinical trial of Ovaprene, topline data from which was announced in November 2019, and with the support of Bayer under the commercial license agreement we executed in January 2020 (discussed below under "Recent Events"), we are conducting activities to support submission of an Investigational Device Exemption application, or IDE, to the FDA for a pivotal clinical study of Ovaprene. We are designing that study to evaluate the safety and efficacy of Ovaprene to prevent pregnancy when used over a period of 12 months by approximately 250 women and will seek to confirm alignment with the FDA on the study's design prior to commencement. In light of disruptions resulting from the COVID-19 pandemic and prioritization of non-clinical activities that can be efficiently advanced in the COVID-19 environment, we no longer plan to commence the study in 2020. However, we expect the development activities we are conducting, and plan to conduct, in the interim will continue to advance this program and we continue to expect to report topline data for the planned pivotal clinical study of Ovaprene by year-end 2022. If successful, we expect the study's data to support a premarket approval, or PMA, submission to the FDA, as well as marketing approvals of Ovaprene in Europe and other countries worldwide.
Sildenafil Cream, 3.6%
Sildenafil Cream, 3.6% is in Phase 2b clinical development for FSAD. In December 2019, we announced that, we reached alignment with the FDA on the design of our Phase 2b clinical trial, including the patient reported outcome, or PRO, instruments to be used to screen eligible patients with FSAD and to measure achievement of the primary efficacy endpoints, namely improvement in localized genital sensations of arousal and reduction in the distress that women with FSAD experience. The Phase 2b trial is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period. In light of disruptions resulting from the COVID-19 pandemic, we are evaluating the optimal time to commence enrollment in the Phase 2b trial and are currently considering commencing in late 2020 or early 2021. Even if we commence in early 2021, we continue to expect to report topline data for the Phase 2b trial by year-end 2021.
DARE-HRT1
We plan to conduct a Phase 1 open-label, three-arm, parallel group clinical study of DARE-HRT1 in Australia to evaluate the pharmacokinetics, or PK, and safety of DARE-HRT1 in approximately 30 healthy, post-menopausal women. The primary objectives of the study are to describe the PK parameters of two different dose combinations (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) over 28 days, and to identify the steady state PK of each dose combination after 28 days. We currently continue to expect to report topline results of this clinical study by the end of 2020.
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, "Risk Factors," below.
Recent Events
COVID-19 Update
In response to the spread of COVID-19, in March 2020 we implemented work-from-home and restricted travel policies and, subsequently, the governors of California and Massachusetts, where we have operations, issued statewide stay-at-home orders. While we have systems and technologies in place to enable our employees to work from home, productivity may be adversely impacted and challenge our ability to effectively manage and operate our business. In addition, many of our consultants, partners and vendors on which we rely heavily are subject to similar work and travel restrictions that may adversely impact their ability to perform contracted services in a timely manner or at all. In May 2020, we modified our work-from-home policy such that some of our personnel returned to working in our facilities for a portion or all of their working time. We expect to continue to modify our work-from-home and restricted travel policies as the COVID-19 pandemic and state and local stay-at-home orders evolve. The effect of the COVID-19 pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of our product candidates and may adversely impact our anticipated timelines for the development of our product candidates by, among other things, causing disruptions in the supply chain for our clinical supplies, delays in the timing and pace of subject enrollment in our clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and the uncertainty and volatility in the capital markets it caused and may continue to cause may negatively impact investor sentiment and the availability and cost of capital, and may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our development programs and our operations. We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, "Risk Factors," below.
Equity Line
On April 22, 2020, we entered into a purchase agreement, or the equity line agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Equity line agreement, we may sell to Lincoln Park up to $15.0 million in shares of our common stock. Such sales of our common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the equity line agreement is declared effective by the Securities and Exchange Commission, or the SEC, and the other conditions in the equity line agreement are satisfied. We refer to the date on which all such conditions are satisfied, as the Commencement Date. We filed such a registration statement with the SEC on May 1, 2020 to register the resale by Lincoln Park of up to 7,500,000 shares of the Company’s common stock and it was declared effective on May 12, 2020.
On the Commencement Date, we may direct Lincoln Park to purchase up to $500,000 in shares of our common stock, or the Commencement Purchase. Thereafter, on any business day we may direct Lincoln Park to purchase up to 200,000 shares of our common stock, each, a Regular Purchase; provided that the share amount under a Regular Purchase may be increased to up to 250,000 shares or up to 300,000 shares if the closing sale price of our common stock is not below $1.50 or $3.00, respectively, on the business day on which we initiate the purchase, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the equity line agreement. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for the Commencement Purchase and each Regular Purchase will be the lower of (i) the lowest sale price of our common stock on the business day on which we initiate the purchase and (ii) the average of the three lowest closing sale prices of our common stock during the 10-business day period immediately preceding the business day on which we initiate the purchase. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts of common stock as accelerated purchases and as additional accelerated purchases, subject to limits specified in the equity line agreement, at a purchase price per share calculated as specified in the equity line agreement, but in no case lower than the minimum price per share we stipulate in our notice to Lincoln Park initiating these purchases.
Sales of shares of our common stock to Lincoln Park under the equity line agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. The net proceeds we receive under the equity line agreement will depend on the frequency and prices at which we sell shares to Lincoln Park. We expect that any proceeds we receive from such sales will be used for working capital and general corporate purposes.
In addition, under applicable Nasdaq rules, we may not issue or sell to Lincoln Park under the equity line agreement more than 4,941,089 shares of our common stock, which we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the equity line agreement equals or exceeds $1.0117 (which represents the closing sale price per share of our common stock on the day before we entered into the equity line agreement, plus an incremental amount), such that issuances and sales of common stock to Lincoln Park under the equity line agreement would not be subject to the Exchange Cap under applicable Nasdaq rules. We may also not sell shares to Lincoln Park under the equity line agreement if it would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock.
In connection with entering into the equity line agreement, on April 22, 2020, we issued 285,714 shares of our common stock to Lincoln Park in consideration for its commitment to purchase shares under the equity line agreement.

License Agreement with Bayer HealthCare
On January 10, 2020 we entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. We received a $1.0 million upfront non-refundable license fee payment from Bayer. We will be responsible for the pivotal trial for Ovaprene and for its development, regulatory activities, and we have product supply obligations. Bayer will support us in development and regulatory activities by providing the equivalent of two experts to advise us in clinical, regulatory, preclinical, commercial, CMC and product supply matters. Bayer, in its sole discretion, has the right to make the license effective by paying us an additional $20.0 million, referred to as the “Clinical Trial and Manufacturing Activities Fee.” Such license would be exclusive with regard to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with us with regard to development. We will also be entitled to receive (a) milestone payments totaling up to $310.0 million if all such milestones are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
Financial Overview
We incurred a loss of approximately $4.3 million for the three months ended March 31, 2020. As of March 31, 2020, we had (a) an accumulated deficit of approximately $48.3 million and (b) cash and cash equivalents of approximately $5.0 million. We also had negative cash flow from operations of approximately $6.6 million during the three months ended March 31, 2020. We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. The amount and timing of future funding will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. For additional information regarding our ability to continue as a going concern, see Note 1 to our unaudited interim consolidated financial statements contained in this report and “Liquidity and Capital Resources and Financial Condition,” below.
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
Research and Development Expenses
Research and development expenses include research and development costs for our product candidates and transaction costs related to our acquisitions. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;

•	laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;

•	contract manufacturing expenses, primarily for the production of clinical supplies;

•	transaction costs related to the acquisitions of companies, technologies and related intellectual property, and other assets; and

•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.
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
Critical Accounting Policies and Significant Judgments and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited consolidated interim financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 to our financial statements contained in our 2019 10-K, and Note 2 to our unaudited interim consolidated financial statements contained in this report.
Results of Operations
Comparison of Three Months Ended March 31, 2020 and 2019 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Dollar
	2020	2019	Change
Operating expenses:
General and administrative	$1,861,765	$1,277,180	$584,585
Research and development	2,379,804	1,693,391	686,413
License fees	12,500	112,500	(100,000)
Total operating expenses	4,254,069	3,083,071	1,170,998
Loss from operations	(4,254,069)	(3,083,071)	(1,170,998)
Other income	1,821	31,231	(29,410)
Net loss	$(4,252,248)	$(3,051,840)	$(1,200,408)
Other comprehensive loss:
Foreign currency translation adjustments	(22,944)	7,621	(30,565)
Comprehensive loss	$(4,275,192)	$(3,044,219)	$(1,230,973)
Revenues
We did not recognize any revenues for either of the three months ended March 31, 2020 or 2019.

General and administrative expenses
The increase of $584,585 in general and administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to (i) an increase in expenses for accounting, legal, and professional services of approximately $272,000, (ii) an increase in personnel costs of approximately $136,000, (iii) an increase in insurance costs of approximately $47,000, (iv) an increase in stock-based compensation expense of approximately $41,000, (v) an increase in information technology expense of approximately $25,000, and (vi) an increase in rent expense of approximately $19,000 due to the addition of two leases acquired in conjunction with the acquisition of Microchips.
Research and development expenses
The increase of $686,413 in research and development expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to (i) an increase in pre-clinical development activities of approximately $902,000 for our microchip-based contraceptive application, which we acquired in November 2019, (ii) an increase in costs related to development activities of approximately $893,000 for DARE-BV1, Ovaprene, DARE-HRT1 and DARE-VVA1, (iii) an increase in personnel costs of approximately $132,000 and (iv) an increase in stock-based compensation expense of approximately $22,000. Those increases were partially offset by (x) an increase in grant funding recorded as a reduction to research and development expenses of approximately $132,000 related to Ovaprene and approximately $978,000 related to preclinical expenses for our microchip-based contraceptive application, (y) a decrease in costs related to development activities of approximately $74,000 for Sildenafil Cream, 3.6%, and DARE-FRT1 and (z) a decrease in costs related to pre-clinical development activities of approximately $79,000.
License fees
For the three months ended March 31, 2020 we accrued $12,500 of the $50,000 license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
The license fees expense of $112,500 for the three months ended March 31, 2019 related to the accrual of deferred license fees due under our license agreement related to DARE-BV1.
For further discussion of these license fees, see Note 3 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $29,410 in other income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to a decrease in interest earned on cash balances in the current period.
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
At March 31, 2020, our accumulated deficit was approximately $48.3 million, our cash and cash equivalents were approximately $5.0 million, and our working capital was approximately $4.6 million. We incurred a loss from operations of approximately $4.3 million, and had negative cash flow from operations of approximately $6.6 million during the three months ended March 31, 2020.

In January 2018, we entered into a common stock sales agreement, or our ATM agreement, under which we may sell shares of our common stock from time to time in "at-the-market" equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended). Under the terms and subject to the conditions of our equity line agreement we entered into in April 2020, we may sell up to $15.0 million in shares of our common stock to Lincoln

Park. As of the date of this report, the conditions that must be satisfied before we can begin to sell shares of our common stock under our equity line agreement have not been satisfied. See "—Recent Events—Equity Line," above. Our ability to raise capital under our ATM agreement and equity line agreement is subject to certain limitations. See the risk factor titled, The sale of our common stock through our ATM sales agreement or our equity line agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline, in Part II, Item 1A, "Risk Factors," below.
The cash used to fund our operations comes from a variety of sources. During the three months ended March 31, 2020, we received (1) a $1.0 million upfront non-refundable license fee payment under our license agreement with Bayer HealthCare, LLC, (2) approximately $5.2 million in net proceeds from the sales of an aggregate of 3,308,003 shares of our common stock under our ATM agreement; and (3) approximately $1.7 million upon the exercise of warrants to purchase 1.7 million shares of our common stock. Subsequent to March 31, 2020 and through May 12, 2020, we received (1) approximately $2.0 million in net proceeds from the sales of an aggregate of 1,864,485 shares of our common stock under our ATM agreement; (2) approximately $428,000 under an existing grant from the National Institutes of Health that funded a portion of the Ovaprene PCT clinical study costs; and (3) received a loan of approximately $367,000 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. For further discussion of the Paycheck Protection Program loan, see Note 11 to our unaudited interim consolidated financial statements contained in this report.
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

We continue to expect our expenses to increase significantly in 2020 as compared to 2019 as we continue the development of our product candidates, with a focus on DARE-BV1, Sildenafil Cream, 3.6%, Ovaprene, and DARE-HRT1, as discussed above, and as we incur license expenses associated therewith. We also expect that delaying commencement of our planned clinical study of Ovaprene in light of disruptions resulting from the COVID-19 pandemic will result in significantly less research and development expenses in 2020 than previously anticipated.
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
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM agreement and our equity line agreement, if and when the conditions required to be satisfied to beginning selling thereunder are satisfied, however, when we can effect such sales and the amount of shares we can sell under these agreements depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. We are also currently evaluating a variety of capital raising options, including financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development of our product candidates and any future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, and the uncertainty and volatility in the capital markets caused by the

COVID-19 pandemic may negatively impact the availability and cost of capital and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	(6,597,546)	(3,308,484)
Net cash provided by financing activities	6,887,708	—
Effect of exchange rate changes on cash and cash equivalents	(22,944)	7,621
Net increase (decrease) in cash and cash equivalents	$267,218	$(3,300,863)
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2020 included the net loss of $4.3 million, decreased by non-cash stock-based compensation expense of approximately $161,000. Components providing operating cash were a $448,000 increase in accounts payable, an increase of $1.0 million in deferred license revenue and a decrease in other receivables of $125,000. Components reducing operating cash were a $2.7 million increase in prepaid expenses, a $408,000 decrease in accrued expenses and a $931,000 decrease in deferred grant funding.
Cash used in operating activities for the three months ended March 31, 2019 included the net loss of $3.1 million, decreased by non-cash stock-based compensation expense of $98,000. Major components reducing operating cash in this period were a $201,000 increase in prepaid expenses, a $136,000 increase in other receivables, and a $134,000 decrease of accounts payable. Components providing operating cash in this period were a $59,000 increase of accrued expenses and a $55,000 increase in other non-current assets and deferred charges.
Net cash provided by financing activities
Cash provided by financing activities for the three months ended March 31, 2020 consisted of approximately $5.2 million of net proceeds from the sales of an aggregate of 3,308,003 shares of our common stock in "at-the-market" offerings completed during the quarter and approximately $1.7 million upon the exercise of warrants to purchase 1.7 million shares of our common stock.
No cash was provided by financing activities for the three months ended March 31, 2019.
Net cash used in investing activities
No cash was provided by or used in investing activities for the three months ended March 31, 2020 and March 31, 2019.
License and Royalty Agreements
We have to make various royalty and milestone payments under the product license and development agreements related to DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%, and under the other agreements related to our other clinical and preclinical candidates. For further discussion of these potential payments, see Note 3 to our unaudited interim consolidated financial statements contained in this report.

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
At the conclusion of the three months ended March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2020 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2019 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2019 10-K other than as described below:
The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs.
The COVID-19 pandemic and efforts to reduce its spread remain a rapidly evolving and uncertain risk to our business, operating results, financial condition and stock price. In large part, the extent to which the pandemic affects us will depend on future developments that are beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, governmental and individual organization actions and policies implemented to reduce transmission of the disease, and the speed with which and degree to which normal economic and operating conditions resume.
The longer the COVID-19 pandemic persists, the greater the potential for significant adverse impact to our business operations and those of the contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third-party consultants and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, and assist with regulatory affairs necessary to advance our programs. Employee and family member illness, increased childcare and elder care responsibilities, and quarantines, travel restrictions, prohibitions on non-essential gatherings, shelter-in-place orders and other similar directives and policies intended to reduce the spread of the disease, may reduce our productivity and that of the third parties on which we rely and may disrupt and delay many aspects of our business, including research and development activities and production and supply of clinical trial materials. As a result of resource constraints, third parties on which we rely may not meet their contractual obligations to us or may allocate constrained resources to projects other than ours, any of which could significantly increase the cost and timelines for our development programs. In addition, the increase in personnel working remotely, both ours and those of the third parties on which we rely, could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could significantly adversely impact our business operations or significantly delay necessary interactions with the FDA and other regulatory agencies, our CROs and CMOs, clinical trial sites, current and potential collaborators, and other third parties.
The COVID-19 pandemic could cause delays in current timelines for our planned clinical studies. As of the date of this report, we expect to commence and conduct our planned clinical studies such that we can report topline data for the Phase 3 study of DARE-BV1 and the Phase 1 study of DARE-HRT1 in 2020, the Phase 2b study of Sildenafil Cream, 3.6% in 2021, and the pivotal study of Ovaprene in 2022. However, the COVID-19 pandemic may adversely impact these expectations. For example, clinical site initiation and/or patient enrollment may be significantly delayed or suspended as a result of personnel and other resource constraints of healthcare providers, as well as adherence to governmental orders and internal policies intended to reduce the spread of COVID-19. In addition, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings, particularly for non-critical conditions, due to concerns of contracting COVID-19 or due to shelter-in-place and social distancing orders.
In addition, the COVID-19 pandemic has resulted in disruption and volatility in the global capital markets, and while the longer-term economic impact is difficult to assess and predict at this time, it could negatively impact our ability to access additional capital when needed or on terms favorable to us and our stockholders. We currently do not have adequate capital to complete all of our planned clinical studies on our current timelines. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates as currently planned or at all, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses or cease operations, any of which could have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock.
Further, a key aspect of our business strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize our product candidates. As a result of the COVID-19 pandemic, potential and current partners may experience operational disruptions and financial and other resource constraints and implement new strategic plans that delay or reduce their efforts in the women’s health in general or in our programs in particular, which could adversely affect our ability to enter into or maintain collaborations, strategic alliances or other similar types of arrangements and may result in or contribute to disruption and delays in later-stage clinical development and, if approved, commercial launch of our product candidates. We do not have, and do not currently plan to develop, the internal sales, marketing and distribution infrastructure necessary to independently market and sell our product candidates, if approved.
We have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.
The extent to which the COVID-19 pandemic and efforts to reduce its spread impacts our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy at this time, including new information that may emerge concerning the degree to which COVID-19 is contagious and virulent, the effect of actions taken in the United States and other countries to contain and treat COVID-19, and further actions implemented to contain and treat the disease and its impact, among others.
The COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described the “Risk Factors” section of our 2019 10-K.
The sale of our common stock through our ATM sales agreement or our equity line agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
In January 2018, we entered into a common stock sales agreement with H.C. Wainwright & Co., LLC, in connection with an “at the market” offering, under which, from time to time, we may offer and sell shares of our common stock. We refer to this agreement as our “ATM agreement.” In April 2020, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, pursuant to which Lincoln Park is obligated to purchase up to $15.0 million in shares of our common stock, at our sole discretion, subject to the terms and conditions set forth in the agreement, including that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the purchase agreement is declared effective by the SEC. We refer to this agreement as our “equity line agreement.” The purchase price for the shares we may sell under our equity line agreement will vary based the market price of our common stock at the time we initiate a sale. Although we have the right to control whether we sell any shares, if at all, under these agreements, and we generally have the right to control the timing and amount of any such sales, we are subject to certain restrictions, including those that limit the number of shares we may sell. For example, based on our current public float, during any 12-month period, we may not sell securities under our shelf registration statement pursuant to General Instruction I.B.6 to Form S-3 having an aggregate market value of more than one-third of our public float, which limits the amount of shares we can sell under our ATM agreement. In addition, with respect to our equity line agreement, we may not sell shares to Lincoln Park in excess of the Exchange Cap (unless we obtain stockholder approval or the average price per share of all sales to Lincoln Park equals or exceeds $1.0117) or if selling such shares would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock. Accordingly, we may not be able to utilize our ATM agreement or our equity line agreement to raise additional capital when, or in the amounts, we desire. However, to the extent we do sell shares of our common stock under these agreements, such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.13(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of March 9, 2020					X

10.14(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of March 9, 2020					X

10.16+	License Agreement dated as of January 10, 2020 between Bayer HealthCare LLC and Daré Bioscience, Inc.	10-K	001-36395	3/27/2020	10.16+

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement

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

Daré Bioscience, Inc.

Date: May 14, 2020	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)