Form 10-Q
period 2020-06-30
Dare Bioscience, Inc.
filed 2020-08-12
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 11, 2020, 31,552,412 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

1

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part II, Item 1A, “Risk Factors,” in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:
•Inability to continue as a going concern;
•Inability to raise additional capital, under favorable terms or at all, including as a result of the effects of the COVID-19 pandemic;
•Inability to successfully attract partners and enter into collaborations on acceptable terms;
•A decision by Bayer HealthCare LLC to discontinue its commercial interest in Ovaprene® and/or to terminate our license agreement;
•Inability to timely develop, obtain regulatory approval for and commercialize our product candidates;
•Failure or delay in starting, conducting and completing clinical trials or obtaining United States Food and Drug Administration, or FDA, or foreign regulatory approval for our product candidates in a timely manner, including as a result of matters beyond our control such as the effects related to geopolitical actions, natural disasters, or public health emergencies or pandemics, such as the COVID-19 pandemic;
•A change in the FDA Center assigned primary oversight responsibility for our combination product candidates;
•A change in regulatory requirements for our product candidates, including the development pathway pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FDA's 505(b)(2) pathway;
•Unsuccessful clinical trial outcomes stemming from clinical trial designs, failure to enroll a sufficient number of patients, higher than anticipated patient dropout rates, failure to meet established clinical endpoints, undesirable side effects and other safety concerns;
•Negative publicity concerning the safety and efficacy of our product candidates, or of product candidates being developed by others that share characteristics similar to our candidates;
•Inability to demonstrate sufficient efficacy of our product candidates;
•Failure to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates due to limited financial resources;
•Loss of our licensed rights to develop and commercialize a product candidate as a result of the termination of the underlying licensing agreement;
•Monetary obligations and other requirements in connection with our exclusive, in-license agreements covering the patents and related intellectual property related to our product candidates;
•Developments by our competitors that make our product candidates less competitive or obsolete;

•Dependence on third parties to conduct nonclinical studies and clinical trials of our product candidates;
•Dependence on third parties to supply and manufacture clinical trial materials and, if any of our candidates are approved, commercial product, including components of our products as well as the finished product, in accordance with current good manufacturing practices and in the quantities needed;
•Interruptions in, or the complete shutdown of, the operations of third parties on which we rely, including clinical sites, manufacturers, suppliers, and other vendors, from matters beyond their control, such as the effects related to geopolitical actions, natural disasters, or public health emergencies or pandemics, such as the COVID-19 pandemic, and our lack of recourse against such third parties if their inability to perform is excused under the terms of our agreements with such parties;
•Failure of our product candidates, if approved, to gain market acceptance or obtain adequate coverage for third party reimbursement;
•A reduction in demand for contraceptives caused by an elimination of current requirements that health insurance plans cover and reimburse certain FDA-cleared or approved contraceptive products without cost sharing;
•Uncertainty as to whether health insurance plans will cover our product candidates even if we successfully develop and obtain regulatory approval for them;
•Unfavorable or inadequate reimbursement rates for our product candidates set by the United States government and other third-party payers even if they become covered products under health insurance plans;
•Difficulty in introducing branded products in a market made up of generic products;
•Inability to adequately protect or enforce our, or our licensor’s, intellectual property rights;
•Lack of patent protection for the active ingredients in certain of our product candidates which could expose those product candidates to competition from other formulations using the same active ingredients;
•Higher risk of failure associated with product candidates in pre-clinical stages of development that may lead investors to assign them little to no value and make these assets difficult to fund;
•Disputes or other developments concerning our intellectual property rights;
•Actual and anticipated fluctuations in our quarterly or annual operating results;
•Price and volume fluctuations in the stock market, and in our stock in particular, which could subject us to securities class-action litigation;
•Failure to maintain the listing of our common stock on the Nasdaq Capital Market or another nationally recognized exchange;
•Litigation or public concern about the safety of our potential products;
•Strict government regulations on our business, including various fraud and abuse laws, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act and the U.S. Foreign Corrupt Practices Act;
•Regulations governing the production or marketing of our product candidates;
•Loss of, or inability to attract, key personnel; and
•Increased costs as a result of operating as a public company, and substantial time devoted by our management to compliance initiatives and corporate governance practices.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,346,872	$4,780,107
Other receivables	177,133	555,210
Prepaid expenses	2,252,860	1,108,615
Total current assets	7,776,865	6,443,932
Property and equipment, net	54,849	63,531
Other non-current assets	738,656	935,325
Total assets	$8,570,370	$7,442,788
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,714,082	$1,083,183
Accrued expenses	1,640,752	2,098,653
Deferred grant funding	1,944,781	2,019,674
Note payable	367,285	—
Current portion of lease liabilities	416,945	410,896
Total current liabilities	6,083,845	5,612,406
Deferred license revenue	1,000,000	—
Contingent consideration	1,000,000	1,000,000
Lease liabilities long-term	175,270	389,556
Total liabilities	8,259,115	7,001,962
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 28,524,004 and 19,683,401 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,852	1,968
Accumulated other comprehensive loss	(113,479)	(102,625)
Additional paid-in capital	55,821,534	44,564,674
Accumulated deficit	(55,399,652)	(44,023,191)
Total stockholders' equity	311,255	440,826
Total liabilities and stockholders' equity	$8,570,370	$7,442,788
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses
General and administrative	$1,557,548	$1,307,379	$3,419,313	$2,584,559
Research and development expenses	5,547,450	2,512,572	7,927,254	4,205,963
License expenses	20,833	162,500	33,333	275,000
Total operating expenses	7,125,831	3,982,451	11,379,900	7,065,522
Loss from operations	(7,125,831)	(3,982,451)	(11,379,900)	(7,065,522)
Other income	1,618	30,001	3,439	61,232
Net loss	$(7,124,213)	$(3,952,450)	$(11,376,461)	$(7,004,290)
Deemed dividend from trigger of down round provision feature	$—	$(789,594)	$—	$(789,594)
Net loss to common shareholders	$(7,124,213)	$(4,742,044)	$(11,376,461)	$(7,793,884)
Foreign currency translation adjustments	$12,090	$(7,917)	$(10,854)	$(296)
Comprehensive loss	$(7,112,123)	$(4,749,961)	$(11,387,315)	$(7,794,180)
Loss per common share - basic and diluted	$(0.27)	$(0.29)	$(0.45)	$(0.57)
Weighted average number of common shares outstanding:
Basic and diluted	26,710,750	16,105,252	25,255,073	13,776,643

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
Stock-based compensation	—	—	160,841	—	—	160,841
Issuance of common stock	3,308,003	331	5,222,356	—	—	5,222,687
Issuance of common stock from the exercise of warrants	1,699,000	170	1,664,850	—	—	1,665,020
Stock options exercised	10,149	1	—	—	—	1
Net loss	—	—	—	—	(4,252,248)	(4,252,248)
Foreign currency translation adjustments	—	—	—	(22,944)	—	(22,944)
Balance at March 31, 2020	24,700,553	$2,470	$51,612,721	$(125,569)	$(48,275,439)	$3,214,183
Stock-based compensation	—	—	186,859	—	—	186,859
Issuance of common stock	3,823,451	382	4,021,954	—	—	4,022,336
Net loss	—	—	—	—	(7,124,213)	(7,124,213)
Foreign currency translation adjustments	—	—	—	12,090	—	12,090
Balance at June 30, 2020	28,524,004	$2,852	$55,821,534	$(113,479)	$(55,399,652)	$311,255

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Stock-based compensation	—	—	97,968	—	—	97,968
Net loss	—	—	—	—	(3,051,840)	(3,051,840)
Foreign currency translation adjustments	—	—	—	7,621	—	7,621
Balance at March 31, 2019	11,422,161	$1,143	$35,889,940	$(89,107)	$(32,021,607)	$3,780,369
Stock-based compensation	—	—	111,351	—	—	111,351
Issuance of common stock via public offering, net	5,261,250	525	5,151,177	—	—	5,151,702
Deemed dividend from trigger of down round provision	—	—	789,594	—	(789,594)	—
Net loss	—	—	—	—	(3,952,450)	(3,952,450)
Foreign currency translation adjustments	—	—	—	(7,917)	—	(7,917)
Balance at June 30, 2019	16,683,411	$1,668	$41,942,062	$(97,024)	$(36,763,651)	$5,083,055

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(11,376,461)	$(7,004,290)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	23,929	2,315
Stock-based compensation	347,700	209,319
Non-cash operating lease cost	(90,080)	838
Changes in operating assets and liabilities:
Other receivables	378,077	(461,982)
Prepaid expenses	(1,144,246)	(34,861)
Other non-current assets	78,513	79,063
Accounts payable	630,899	172,413
Accrued expenses	(457,901)	710,459
Deferred grant funding	(74,894)	—
Deferred license revenue	1,000,000	—
Net cash used in operating activities	(10,684,464)	(6,326,726)
Investing activities:
Purchases of property and equipment	(15,246)	—
Net cash used in investing activities	(15,246)	—
Financing activities:
Net proceeds from issuance of common stock	9,245,023	5,151,702
Proceeds from the exercise of common stock warrants	1,665,020	—
Proceeds from the exercise of stock options	1	—
Proceeds from issuance of note payable	367,285	—
Net cash provided by financing activities	11,277,329	5,151,702
Effect of exchange rate changes on cash and cash equivalents	(10,854)	(296)
Net change in cash and cash equivalents	566,765	(1,175,320)
Cash and cash equivalents, beginning of period	4,780,107	6,805,889
Cash and cash equivalents, end of period	$5,346,872	$5,630,569
Supplemental disclosure of non-cash operating and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$231,698
Deemed dividend from trigger of down round provision feature	$—	789,594

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
The Company is driven by a mission to identify, acquire and develop a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, fertility, and sexual and vaginal health. The Company's business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in the Company's areas of focus, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development, and then out-license the products to companies with sales and distribution capabilities in women's health to leverage their commercial capabilities.
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
The Company's portfolio includes three product candidates in advanced clinical development:
•DARE-BV1, a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% to be administered in a single vaginally delivered application, as a first line treatment for bacterial vaginosis;
•Ovaprene®, a hormone-free, monthly vaginal contraceptive; and
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder.
The Company's portfolio also includes three product candidates in Phase 1 clinical development or that the Company believes are Phase 1-ready:
•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of menopausal symptoms, including vasomotor symptoms, as part of a hormone replacement therapy, or HRT, following menopause;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan; and
•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone- receptor positive breast cancer.
The Company's portfolio also includes these pre-clinical stage product candidates:
•DARE-LARC1, a combination product designed to provide long-acting, reversible contraception comprising an implantable, user-controlled wireless drug delivery system and levonorgestrel;
•ORB-204 and ORB-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively; and

•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
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
As of June 30, 2020, the Company had an accumulated deficit of approximately $55.4 million and cash and cash equivalents of approximately $5.3 million. The Company also had negative cash flow from operations of approximately $10.7 million during the six months ended June 30, 2020.
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
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. The Company needs to raise substantial additional capital to continue to fund its operations and to successfully execute its current operating plan, including to continue the planned development of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%.

The Company is currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover its operating expenses, including the development of its product candidates and any future product candidates it may license or otherwise acquire. The amount and timing of the Company's capital needs have been and will continue to depend highly on many factors, including the product development programs the Company chooses to pursue and the pace and results of its clinical development efforts. If the Company raises capital through collaborations, strategic alliances or other similar types of arrangements, it may have to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates it would otherwise seek to develop or commercialize. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company's existing stockholders. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its consolidated financial statements, and stockholders may lose all or part of their investment in the Company's common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The effect of the COVID-19 pandemic and efforts to reduce its spread remain a rapidly evolving and uncertain risk to the Company's business, operating results, financial condition and stock price. In large part, the extent to which COVID-19 affects the Company will depend on future developments that are beyond its knowledge or control, including, but not limited to, the duration and severity of the pandemic, governmental and individual organization actions and policies implemented to reduce transmission of the disease or facilitate development of or access to therapies to treat or vaccinations to protect against the disease, governmental actions and policies to assist economic recovery, and the speed with which and degree to which normal economic and operating conditions resume. The pandemic may increase the anticipated aggregate costs for the development of the Company's product candidates and may adversely impact the anticipated timelines for the development of the Company's product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the timing and pace of subject enrollment in clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of the Company's regulatory submissions by regulatory agencies with respect to the Company's product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and the uncertainty and volatility in the capital markets it has caused and may continue to cause may negatively impact investor sentiment and the availability and cost of capital, and may adversely impact the Company's ability to raise capital when needed or on terms favorable to the Company and its stockholders to fund its development programs and operations. The Company does not yet know the full extent of potential delays or impacts on its business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company's business and financial condition.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use, or ROU, lease assets, current portion of lease obligations, and long-term lease obligations on the Company's consolidated balance sheets.
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
Fair Value Measurements
GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value is defined as follows:
•Level 1: inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.
•Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2020 and December 31, 2019. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of June 30, 2020.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2020
Current assets:
Cash and cash equivalents	$5,346,872	$—	$—	$5,346,872
Other non-current liabilities:
Contingent consideration	$—	$—	$1,000,000	$1,000,000
Balance at December 31, 2019
Current assets:
Cash and cash equivalents	$4,780,107	$—	$—	$4,780,107
Other non-current liabilities:
Contingent consideration	$—	$—	$1,000,000	$1,000,000

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
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of June 30, 2020, neither of the foregoing had occurred. The $1.0 million payment is recorded as deferred revenue in the Company's consolidated balance sheet at June 30, 2020.
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
3.  LICENSE AND COLLABORATION AGREEMENTS
Out-License Agreements
Bayer HealthCare License Agreement
On January 10, 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Under the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. If Bayer pays an additional $20.0 million to the Company after Bayer receives and reviews the results of the pivotal clinical trial of Ovaprene, which payment Bayer may elect to make in its sole discretion, the license grant to Bayer to develop and commercialize Ovaprene for human contraception in the U.S. becomes effective.
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
Efforts. The Company will be responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and has product supply obligations. Bayer will support the Company in development and regulatory activities by providing up to two full-time equivalents with expertise in clinical, regulatory, preclinical, commercial, CMC and product supply matters in an advisory capacity. After payment of the $20.0 million fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S.
Term. The initial term of the agreement, which is subject to automatic renewal terms, continues until the later of (a) the expiration of any valid claim covering the manufacture, use, sale or import of Ovaprene in the U.S.; or (b) 15 years from the first commercial sale of Ovaprene in the U.S. In addition to customary termination rights for both parties, Bayer may terminate the agreement at any time on 90 days' notice and the agreement will automatically terminate if the Company does not receive the $20.0 million fee if and when due.
In-License Agreements
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, the Company entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the exclusive license agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license to develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In DARE-BV1, this proprietary technology is formulated with clindamycin, an antibiotic with FDA approval to treat certain bacterial infections, including bacterial vaginosis. In December 2019, the Company entered into amendments to each of the License Amendment and Assignment Agreement.
The following is a summary of other terms of the License Amendment, as amended:
License Fees. The Company paid MilanaPharm: (1) $25,000 in connection with the execution of the License Amendment; (2) $100,000 on December 5, 2019; and (3) $110,000 on January 31, 2020.

Milestone Payments. The Company will pay to MilanaPharm (1) up to $300,000 in the aggregate upon achievement of certain clinical and regulatory development milestones, $50,000 of which was paid during the second quarter of 2020, and (2) up to $1.75 million in the aggregate upon achieving certain commercial sales milestones.
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
SST License and Collaboration Agreement
In February 2018, the Company entered into a license and collaboration agreement with Strategic Science & Technologies-D, LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which the Company received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, the Licensed Product, which is defined as SST’s proprietary topical formulation of sildenafil cream as it existed as of the effective date of the agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen.
The following is a summary of other terms of this license and collaboration agreement:
Invention Ownership. The Company retains rights to inventions made by its employees, SST retains rights to inventions made by its employees, and each party will own a 50% undivided interest in all joint inventions.
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
Orbis Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Orbis Biosciences, or Orbis, for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ORB-204 and ORB-214, respectively). Under this agreement, the Company paid Orbis $300,000 to conduct the first stage of development work as follows: $150,000 upon signing the agreement; $75,000 at the 50% completion point, not later than 6 months following the date the agreement was signed (which the Company paid in September 2018); and $75,000 upon delivery by Orbis of the 6-month batch, not later than 11 months following the date the agreement was signed (which the Company paid in January 2019).
Upon Orbis successfully completing the first stage of development work and achieving the predetermined target milestones for that stage, the Company will have 90 days to instruct Orbis whether to commence the second stage of development work. Should the Company execute its option to proceed with the second stage, it will have to provide additional funding to Orbis for such activities.
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
Acquired Products
Microchips Acquisition
In November 2019, the Company completed its acquisition of Microchips Biotech, Inc., or Microchips. On the closing date of the merger, Microchips became a wholly owned subsidiary of the Company. The Company acquired Microchips to secure the rights to develop an implantable, user-controlled, long-acting reversible contraception method, now known as DARE-LARC1. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to the implantable contraceptive product in development by Microchips.
The Company issued an aggregate of 2,999,990 shares of its common stock to the holders of shares of Microchips' capital stock outstanding immediately prior to the effective time of the merger.
The Company also agreed to pay the following contingent consideration to the former Microchips stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1. The Company expects approximately $1.0 million of the contingent consideration payments to become payable in late 2021.

Pear Tree Acquisition
In May 2018, the Company completed its acquisition of Pear Tree Pharmaceuticals, Inc., or Pear Tree. The Company acquired Pear Tree to secure the rights to develop a proprietary vaginal formulation of tamoxifen, now known as DARE-VVA1, as a potential treatment for vulvar and vaginal atrophy.
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
4. ACQUISITION
In November 2019, the Company acquired Microchips Biotech, Inc., or Microchips, via a merger transaction in which a wholly owned subsidiary of the Company, formed for purposes of this transaction, merged with and into Microchips, and Microchips survived as the Company’s wholly owned subsidiary. Microchips is developing a proprietary, implantable drug delivery system designed to store and precisely deliver numerous therapeutic doses over months and years on a schedule determined by the user and controlled via wireless remote. Microchips’ lead product candidate is a pre-clinical stage contraceptive application of that technology that utilizes levonorgestrel, now known as DARE-LARC1.
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
The Company also agreed to pay (1) contingent consideration based upon the achievement of specified funding, product development and regulatory milestones, and upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property the Company acquired in the merger, (2) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, and (3) a percentage of sublicense revenue related to such products. The Company recorded $1.0 million in contingent consideration associated with milestone payments expected to become payable in late 2021.
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
5. STOCK-BASED COMPENSATION
The 2015 Employee, Director and Consultant Equity Incentive Plan
In connection with the business combination transaction in July 2017 between the Company and Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, the Company assumed the Private Daré 2015 Employee, Director and Consultant Equity Incentive Plan, or the 2015 Private Daré Plan and each then outstanding award granted thereunder, which consisted of options and restricted stock. Based on the exchange ratio for the business combination transaction and after giving effect to the reverse stock split effected in connection with the closing of that transaction, the outstanding options and restricted stock awards granted under the 2015 Private Daré Plan were replaced with options to purchase 10,149 shares of the Company’s common stock with a correspondingly adjusted exercise price and 223,295 shares of the Company’s common stock. All of the options that were assumed were exercised as of June 30, 2020. No awards may be granted under the 2015 Private Daré Plan following the closing of the business combination transaction.

2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the six months ended June 30, 2020 or June 30, 2019.
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
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the six months ended June 30, 2020. The exercise price of all options granted during the six months ended June 30, 2020 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2020, unamortized stock-based compensation expense of $1,674,495 will be amortized over a weighted average period of 2.6 years. At June 30, 2020, 524,481 shares of common stock were reserved for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,889,775	$1.21
Granted	887,000	1.05
Exercised	(10,149)	0.01
Canceled/forfeited	—	—
Expired	—	—
Outstanding at June 30, 2020	2,766,626	$1.16
Exercisable at June 30, 2020	806,763	$1.58
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$59,713	$26,996	$106,093	$51,699
General and administrative	$127,146	$84,355	$241,607	$157,620
Total	$186,859	$111,351	$347,700	$209,319

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and six months ended June 30, 2020 are as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Expected life in years	10.0	10.0
Risk-free interest rate	0.68%	0.82%
Expected volatility	118%	120%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$0.97	$1.00
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
During the six months ended June 30, 2020, the Company sold 5,963,580 shares under the common stock sales agreement for gross proceeds of approximately $8.4 million and incurred offering expenses of approximately $338,000. The Company did not sell any shares under this agreement during the six months ended June 30, 2019.
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
Equity Line

On April 22, 2020, the Company entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company may occur from time to time, at the Company’s sole discretion, subject to certain limitations, until May 19, 2023. On April 22, 2020, in accordance with the Purchase Agreement, the Company issued 285,714 shares of its common stock, or the Commitment Shares, to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement. The Company filed a registration statement on Form S-1 (File No. 333-237954) to register the resale by Lincoln Park of up to 7.5 million shares of the Company's common stock issued or issuable to Lincoln Park under the Purchase Agreement, including the Commitment Shares, and such registration statement was declared effective by the SEC on May 12, 2020.
The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs are amortized and expensed as shares are sold under the Purchase Agreement and as of June 30, 2020 there was $351,000 of unamortized costs. During the six months ended June 30, 2020, the Company sold, and Lincoln Park purchased, 882,000 shares under the Purchase Agreement for gross proceeds of approximately $911,000 and incurred offering expenses of approximately $23,000.

Common Stock Warrants
In February 2018, the Company closed an underwritten public offering in connection with which the Company issued to the investors in that offering warrants that initially had an exercise price of $3.00 per share and are exercisable through February 2023. The warrants include a price-based anti-dilution provision, which provides that, subject to certain limited exceptions, the exercise price of the warrants will be reduced each time the Company issues or sells (or is deemed to issue or sell) securities for a net consideration per share less than the exercise price of those warrants in effect immediately prior to such issuance or sale. In addition, subject to certain exceptions, if the Company issues, sells or enters into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of the Company’s common stock, the warrant holders have the right to substitute such variable price for the exercise price of the warrant then in effect. These warrants are exercisable only for cash, unless a registration statement covering the shares issued upon exercise of the warrants is not effective, in which case the warrants may be exercised on a cashless basis. A registration statement covering the shares issued upon exercise of the warrants is currently effective. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which has been recorded in equity as of the grant date. The Company early adopted ASU 2017-11 as of January 1, 2018 and recorded the fair value of the warrants as equity.
In April 2019, in accordance with the price-based anti-dilution provision discussed above, as a result of the sale of shares in the April 2019 underwritten offering, the exercise price of these warrants was automatically reduced to $0.98 per share and $0.8 million was recorded to additional paid-in capital as a result of the triggering of the anti-dilution provision.
During the six months ended June 30, 2020, 1,699,000 warrants were exercised for gross proceeds of approximately $1.7 million. No warrants were exercised during the six months ended June 30, 2019. As of June 30, 2020, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	2021-12-01
3,737	$120.40	2021-12-06
6,500	$10.00	2026-04-04
2,021,500	$0.98	2023-02-15
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

At June 30, 2020, the Company reported operating lease ROU assets of approximately $370,000 in other non-current assets, and $417,000 and $175,000, respectively, in current and non-current other liabilities on the consolidated balance sheet.
Total operating lease costs were approximately $76,000 and $27,000 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $152,000 and $54,000 for the six months ended June 30, 2020 and June 30, 2019, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were approximately $110,000 and $27,000 for three months ended June 30, 2020 and June 30, 2019, respectively, and $238,000 and $53,000 for the six months ended June 30, 2020 and June 30, 2019, respectively. These amounts are included in operating activities in the consolidated statements of cash flows. Further, at June 30, 2020, operating leases had a weighted average remaining lease term of 1.36 years.
As of June 30, 2020, future minimum payments under the Company's operating leases are approximately:

Remainder of 2020	$224,000
2021	363,000
2022	42,000
Total future minimum lease payments	629,000
Less: Difference between future minimum lease payments and discounted operating lease liabilities	37,000
Total operating lease liabilities	$592,000
8. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
In connection with the acquisition of Microchips, the Company agreed to pay contingent consideration based upon the achievement of specified funding, product development and regulatory milestones. The Company recorded $1.0 million in contingent consideration liability associated with milestone payments expected to become payable in late 2021 in its consolidated balance sheet at June 30, 2020.
Note Payable

In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration. The Company received a loan of approximately $367,000. The loan matures in April 2022, bears interest at a rate of 1.00% per annum, is payable in equal monthly payments commencing in November 2020 through maturity and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, subject to specified limitations, the loan prinicpal and accrued interest may be forgiven if the proceeds are used in accordance with the CARES Act. The Company intends to apply for forgiveness of the entire loan. However, there can be no assurance that the Company will obtain forgiveness of the loan in whole or in part. The Company recorded a note payable plus accrued interest for the loan in the amount of approximately $368,000 in its consolidated balance sheet at June 30, 2020.

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
The Company recorded credits to research and development expense for costs related to the NIH award of approximately $167,000 and $295,000 for the three months ended June 30, 2020 and June 30, 2019, respectively and $459,000 and $456,000 for the six months ended June 30, 2020 and June 30, 2019, respectively. At June 30, 2020, the Company recorded a receivable of approximately $167,000 for expenses incurred through such date that it believes are eligible for reimbursement under the final notice of award received in April 2020.
Bill & Melinda Gates Foundation
The Company's wholly-owned subsidiary, Microchips, has a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, relating to the development of the pre-clinical stage contraceptive candidate, DARE-LARC1. Expenses eligible for grant funding must be incurred, tracked and reported to the Foundation. Microchips received grant funding payments of approximately $2.9 million and $1.6 million in July 2019 and June 2020, respectively. At June 30, 2020, grant funding payments associated with research and development expenses for DARE-LARC1 not yet incurred totaled approximately $1.9 million and are recorded as deferred grant funding liability in the Company's consolidated balance sheet.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,
	2020	2019
Stock options	2,766,626	2,190,360
Warrants	2,034,643	3,750,833
Total	4,801,269	5,941,193

11. SUBSEQUENT EVENTS

February 2018 Warrant Exercise Price Reduced

As discussed in Note 6 above, the warrants issued by the Company in February 2018 include price-based anti-dilution provisions. On July 10, 2020, in accordance with the anti-dilution provision in the warrants, the exercise price of warrants to purchase an aggregate of 2,021,500 shares of common stock was reduced from $0.98 to $0.96 per share.

Exercise of February 2018 Warrants

In July 2020, warrants to purchase an aggregate of 126,000 shares of common stock were exercised at an exercise price of $0.96 per share resulting in gross proceeds to the Company of approximately $121,000 and reducing the number of February 2018 warrants outstanding to 1,895,500.

ATM Sales

Between July 1, 2020 and August 11, 2020, the Company sold an aggregate of 1,902,408 shares of common stock in "at-the-market" equity offerings and received aggregate net proceeds of approximately $2.3 million.

Equity Line

Between July 1, 2020 and August 11, 2020 the Company sold an aggregate of 1,000,000 shares of common stock to Lincoln Park under the Purchase Agreement and received aggregate net proceeds of approximately $1.1 million.

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
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2019 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Business Overview
We are a clinical-stage biopharmaceutical company committed to the acceleration of innovative products for women’s health. We are driven by a mission to identify, acquire and develop a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, fertility, and sexual and vaginal health. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, and to take those candidates through advanced stages of clinical development, and then out-license the products to companies with sales and distribution capabilities in women's health to leverage their commercial capabilities. We and our wholly owned subsidiaries operate in one business segment.
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
Our portfolio includes three product candidates in advanced clinical development:
•DARE-BV1, a novel thermosetting bioadhesive hydrogel formulated with clindamycin phosphate 2% to be administered in a single vaginally delivered application, as a first line treatment for bacterial vaginosis, or BV;
•Ovaprene, a hormone-free, monthly vaginal contraceptive; and
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD.
Our portfolio also includes three product candidates in Phase 1 clinical development or that we believe are Phase 1-ready:

•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of menopausal symptoms, including vasomotor symptoms, as part of a hormone replacement therapy, or HRT, following menopause;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and for fertility support as part of an in vitro fertilization treatment plan; and
•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone- receptor positive breast cancer.
In addition, our portfolio includes these pre-clinical stage product candidates:
•DARE-LARC1, a combination product designed to provide long-acting, reversible contraception comprising an implantable, user-controlled wireless drug delivery system and levonorgestrel;
•ORB-204 and ORB-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
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
In addition, the COVID-19 pandemic continues to rapidly evolve. We do not yet know the full extent of its potential effects on our business, including the anticipated aggregate costs for development of our product candidates, on our anticipated timelines for the development of our product candidates, or on the supply chain for our clinical supplies. However, these effects could have a material adverse impact on our business and financial condition. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A. Risk Factors of this report.
Clinical Stage Product Candidates
DARE-BV1
In June 2020, we commenced a Phase 3, multicenter, randomized, double-blind, placebo-controlled study of DARE-BV1 (clindamycin phosphate vaginal gel, 2%) for the treatment of BV, or the DARE-BVFREE (DARE-BV1-001) study. We expect to enroll approximately 240 postmenarchal women, ages 12 and above, at approximately 40 sites in the United States. The primary efficacy endpoint of the study is clinical cure of BV at the evaluation visit to occur 21 to 30 days after enrollment in the study, or the Day 21-30 visit, with clinical cure defined as meeting three criteria (derived from the Amsel criteria): resolution of abnormal vaginal discharge associated with BV as confirmed by the investigator; a negative 10% potassium hydroxide (KOH) "whiff test"; and the presence of clue cells at less than 20% of total epithelial cells in a saline wet mount. If the study's rate of enrollment occurs as we currently expect, then we anticipate having topline data from this study by year-end 2020. If the DARE-BVFREE clinical study is successfully completed on the anticipated timeline, we expect to be in a position to file a new drug application, or NDA, with the FDA in early 2021.

We anticipate that the aggregate costs of the DARE-BV1 program through NDA filing, including the DARE-BV1FREE study, planned nonclinical studies, manufacturing activities for the program through filing of the NDA, and the NDA filing, will be approximately $10.0 million.
Ovaprene
Based on the positive results of our postcoital test (PCT) clinical trial of Ovaprene, topline data from which was announced in November 2019, and with the support of Bayer under the commercial license agreement we executed in January 2020, we are conducting activities to support submission of an Investigational Device Exemption application, or IDE, to the FDA for a pivotal clinical study of Ovaprene. We are designing that study to evaluate the safety and efficacy of Ovaprene to prevent pregnancy when used over a period of 12 months by approximately 250 women and will seek to confirm alignment with the FDA on the study's design prior to commencement. We are conducting development activities prior to commencement of the planned pivotal study of Ovaprene that we believe will continue to advance this program and enable us to report topline data for the pivotal clinical study by year-end 2022. If successful, we expect the study's data to support a premarket approval, or PMA, submission to the FDA, as well as marketing approvals of Ovaprene in Europe and other countries worldwide.
Sildenafil Cream, 3.6%
Sildenafil Cream, 3.6% is in Phase 2b clinical development for FSAD. In December 2019, we announced that, we reached alignment with the FDA on the design of our Phase 2b clinical trial, including the patient reported outcome, or PRO, instruments to be used to screen eligible patients with FSAD and to measure achievement of the primary efficacy endpoints, namely improvement in localized genital sensations of arousal and reduction in the distress that women with FSAD experience. The Phase 2b trial is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period. In light of disruptions resulting from the COVID-19 pandemic, we are evaluating the optimal time to commence enrollment in the Phase 2b trial to support projected topline data for the Phase 2b trial by year-end 2021.
DARE-HRT1
In July 2020, our wholly-owned Australian subsidiary commenced a Phase 1 open-label, three-arm, parallel group clinical study of DARE-HRT1 in Australia to evaluate the pharmacokinetics, or PK, and safety of DARE-HRT1 in approximately 30 healthy, post-menopausal women, at specialty women's health sites in Australia. The primary objective of the study is to describe the PK parameters of two different dose combinations (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) over 28 days. Secondary endpoints of the study include assessing the safety and tolerability of DARE-HRT1 and comparing the exposure of estradiol, estrone, and progesterone of DARE-HRT1 over 28 days against a daily combination of oral estrogen (Estrofem®) and oral progesterone (Prometrium®). If the study's rate of enrollment occurs as we currently expect, then we anticipate having topline data from this study in the first half of 2021. We anticipate that the aggregate costs of the DARE-HRT1 Phase 1 clinical study will be approximately $2.5 million. Currently, Australia's research and development tax incentive, or R&DTI, gives 43.5% of every dollar spent by eligible companies on eligible R&D activities back to those companies in a cash payment. At the conclusion of the Phase 1 study, Daré’s subsidiary intends to apply for the maximum refundable cash credit then available under the Australian R&DTI program for eligible study costs incurred.
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A. Risk Factors of this report.

Recent Events
Equity Line
On April 22, 2020, we entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, we may sell to Lincoln Park up to $15.0 million in shares of our common stock. Such sales of our common stock may occur from time to time, at our sole discretion subject to certain limitations, until May 19, 2023. On April 22, 2020, in accordance with the Purchase Agreement, we issued 285,714 shares of our common stock, or the Commitment Shares, to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement. We filed a registration statement on Form S-1 (File No. 333-237954) to register the resale by Lincoln Park of up to 7.5 million shares of the Company’s common stock issued or issuable to Lincoln Park under the Purchase Agreement, including the Commitment Shares, and such registration statement was declared effective by the SEC on May 12, 2020.
The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs are amortized and expensed as shares are sold under the Purchase Agreement and as of June 30, 2020 there was $351,000 of unamortized costs. During the three months ended June 30, 2020, we sold and Lincoln Park purchased 882,000 shares under the Purchase Agreement for gross proceeds of approximately $911,000 and incurred offering expenses of approximately $23,000.
Under the Purchase Agreement, on any business day until May 19, 2023, we may direct Lincoln Park to purchase up to 200,000 shares of our common stock, each, a Regular Purchase. We may increase the share amount we direct Lincoln Park to purchase under a Regular Purchase to up to 250,000 shares or up to 300,000 shares if the closing sale price of our common stock is not below $1.50 or $3.00, respectively, on the business day on which we initiate the purchase, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the Purchase Agreement. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1.0 million. The purchase price per share for each Regular Purchase will be the lower of (i) the lowest sale price of our common stock on the business day on which we initiate the purchase and (ii) the average of the three lowest closing sale prices of our common stock during the 10-business day period immediately preceding the business day on which we initiate the purchase. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts of common stock as accelerated purchases and as additional accelerated purchases, subject to limits specified in the Purchase Agreement, at a purchase price per share calculated as specified in the Purchase Agreement, but in no case lower than the minimum price per share we stipulate in our notice to Lincoln Park initiating these purchases.
Sales of shares of our common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. The net proceeds we receive under the Purchase Agreement will depend on the frequency and prices at which we sell shares to Lincoln Park. We expect that any proceeds we receive from such sales will be used for working capital and general corporate purposes.
In addition, under applicable Nasdaq rules, we may not issue or sell to Lincoln Park under the Purchase Agreement more than 4,941,089 shares of our common stock, which we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds $1.0117 (which represents the closing sale price per share of our common stock on the day before we entered into the Purchase Agreement, plus an incremental amount). In addition, we may not sell shares to Lincoln Park under the Purchase Agreement if such sale would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock.

COVID-19 Update
We closely monitor the COVID-19 pandemic and actions taken in the United States and other countries to contain and treat the disease and aid economic recovery, and we continue to assess the potential impact on our employees, operations, including our clinical trials, business strategy and financial condition and performance. In response to the spread of COVID-19, in March 2020 we implemented work-from-home and restricted travel policies and, subsequently, the governors of California and Massachusetts, where we have operations, issued statewide stay-at-home orders. While we have systems and technologies in place to enable our employees to work from home, productivity may be adversely impacted and challenge our ability to effectively manage and operate our business. In addition, many of our consultants, partners and vendors on which we rely heavily are subject to similar work and travel restrictions that may adversely impact their ability to perform contracted services in a timely manner or at all. In May 2020, we modified our work-from-home policy such that some of our personnel returned to working in our facilities for a portion or all of their working time. We expect to continue to modify our work-from-home and restricted travel policies as the COVID-19 pandemic and state and local stay-at-home orders evolve. The effect of the COVID-19 pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of our product candidates and may adversely impact our anticipated timelines for the development of our product candidates by, among other things, causing disruptions in the supply chain for our clinical supplies, delays in the timing and pace of subject enrollment in our clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. The economic impact of the COVID-19 pandemic and the uncertainty and volatility in the capital markets it has caused and may continue to cause may negatively impact investor sentiment and the availability and cost of capital, and may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our development programs and our operations. We do not yet know the full extent of potential delays or impacts on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A. Risk Factors of this report.

Financial Overview
We incurred a loss of approximately $11.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of approximately $55.4 million and cash and cash equivalents of approximately $5.3 million. We also had negative cash flow from operations of approximately $10.7 million during the six months ended June 30, 2020. We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. The amount and timing of future funding will depend on many factors, including the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. For additional information regarding our ability to continue as a going concern, see Note 1 to our unaudited interim consolidated financial statements contained in this report and “Liquidity and Capital Resources and Financial Condition,” below.
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
Research and Development Expenses
Research and development expenses include research and development costs for our product candidates and transaction costs related to our acquisitions. We recognize all research and development expenses as they are incurred. Research and development expenses consist primarily of:
•expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;
•laboratory and vendor expenses related to the execution of nonclinical studies and clinical trials;
•contract manufacturing expenses, primarily for the production of clinical supplies;
•transaction costs related to the acquisitions of companies, technologies and related intellectual property, and other assets; and
•internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.
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
Results of Operations
Comparison of Three Months Ended June 30, 2020 and 2019 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Dollar
	2020	2019	Change
Operating expenses:
General and administrative	$1,557,548	$1,307,379	$250,169
Research and development	5,547,450	2,512,572	3,034,878
License fees	20,833	162,500	(141,667)
Total operating expenses	7,125,831	3,982,451	3,143,380
Loss from operations	(7,125,831)	(3,982,451)	(3,143,380)
Other income	1,618	30,001	(28,383)
Net loss	$(7,124,213)	$(3,952,450)	$(3,171,763)
Deemed dividend from trigger of down round provision feature	$—	$(789,594)	789,594
Net loss to common shareholders	$(7,124,213)	$(4,742,044)	$(2,382,169)
Other comprehensive loss:
Foreign currency translation adjustments	12,090	(7,917)	20,007
Comprehensive loss	$(7,112,123)	$(4,749,961)	$(2,362,162)
Revenues
We did not recognize any revenues for either of the three months ended June 30, 2020 or 2019.
General and administrative expenses
The increase of $250,169 in general and administrative expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to (i) an increase in personnel costs of approximately $111,000, (ii) an increase in rent and facilities expenses of approximately $66,000 due to the addition of two leases when we acquired Microchips in November 2019, and (iii) an increase in stock-based compensation expense of approximately $43,000.

Research and development expenses
The increase of $3.0 million in research and development expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to (i) an increase in costs related to development activities of approximately $3.6 million for DARE-BV1 and Ovaprene, including decreased grant funding recorded as a reduction to research and development expenses of approximately $290,000 related to Ovaprene, (ii) an increase in costs related to pre-clinical development activities of approximately $719,000 for DARE-LARC1, which we acquired in November 2019, and (iii) an increase in personnel costs of approximately $332,000. These increases were partially offset by, (a) an increase in grant funding recorded as a reduction to research and development expenses of approximately $719,000 related to preclinical expenses for DARE-LARC1, and (b) a decrease in costs related to development activities of approximately $737,000 for Sildenafil Cream, 3.6% and DARE-HRT1.
License fees
For the three months ended June 30, 2020 we accrued $20,833 of the $100,000 annual license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the three months ended June 30, 2019 we accrued $162,500 of license expenses comprised of the $112,500 of deferred license fees due under our license agreement related to DARE-BV1 and the $50,000 annual license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $28,383 in other income for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to a decrease in interest earned on cash balances in the current period.
Comparison of Six Months Ended June 30, 2020 and 2019 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Six months ended June 30,		Dollar
	2020	2019	Change
Operating expenses:
General and administrative	$3,419,313	$2,584,559	$834,754
Research and development	7,927,254	4,205,963	3,721,291
License fees	33,333	275,000	(241,667)
Total operating expenses	11,379,900	7,065,522	4,314,378
Loss from operations	(11,379,900)	(7,065,522)	(4,314,378)
Other income	3,439	61,232	(57,793)
Net loss	(11,376,461)	(7,004,290)	(4,372,171)
Deemed dividend from trigger of down round provision feature	—	(789,594)	789,594
Net loss to common shareholders	(11,376,461)	(7,793,884)	(3,582,577)
Other comprehensive loss:
Foreign currency translation adjustments	(10,854)	(296)	(10,558)
Comprehensive loss	$(11,387,315)	$(7,794,180)	$(3,593,135)
Revenues
We did not recognize any revenues for either of the six months ended June 30, 2020 or 2019.

General and administrative expenses
The increase of $834,754 in general and administrative expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to (i) an increase in expenses for professional services of approximately $322,000, (ii) an increase in personnel costs of approximately $249,000, (iii) an increase in rent and facilities expenses of approximately $122,000 due to the addition of two leases when we acquired Microchips in November 2019, and (iv) an increase in stock-based compensation expense of approximately $84,000.
Research and development expenses
The increase of $3.7 million in research and development expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to, (i) an increase in costs related to development activities of approximately $4.3 million for DARE-BV1 and Ovaprene, including decreased grant funding recorded as a reduction to research and development expenses of approximately $158,000 related to Ovaprene, (ii) an increase in costs related to pre-clinical development activities of approximately $1.6 million for DARE-LARC1, which we acquired in November 2019, and (iii) an increase in personnel costs of approximately $181,000. Those increases were partially offset by (a) an increase in grant funding recorded as a reduction to research and development expenses of approximately $1.7 million related to preclinical expenses for DARE-LARC1, (b) a decrease in costs related to development activities of approximately $775,000 for Sildenafil Cream, 3.6% and DARE-HRT1, and (c) a decrease in costs related to pre-clinical development activities of approximately $89,000.
License fees
For the six months ended June 30, 2020 we accrued $33,333 of the $100,000 license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the six months ended June 30, 2019 we accrued $275,000 of license expenses comprised of $225,000 of deferred license fees due under our license agreement related to DARE-BV1, and the $50,000 annual license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $57,793 in other income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to a decrease in interest earned on cash balances in the current period.
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
At June 30, 2020, our accumulated deficit was approximately $55.4 million, our cash and cash equivalents were approximately $5.3 million, and our working capital was approximately $1.7 million. We incurred a loss from operations of approximately $11.4 million, and had negative cash flow from operations of approximately $10.7 million during the six months ended June 30, 2020.

We may raise additional capital to fund our operations through the sale and issuance of additional shares of our common stock from time to time under the Purchase Agreement discussed above (see "—Recent Events—Equity Line," above) and in "at-the-market" equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended) under our common stock sales agreement with H.C. Wainwright & Co., LLC, or our ATM sales agreement. While we control the initiation of sales of our common stock under both the Purchase Agreement and the ATM sales agreement, our ability to sell stock is subject to limitations and restrictions on the timing and amount of such sales under both agreements, as well as under applicable securities laws and Nasdaq Stock Market rules. See the discussion of the Purchase Agreement above under "—Recent Events—Equity Line," the risk factor titled, Our ability to raise capital may be limited by laws and regulations in Part I, Item 1A. Risk Factors of our 2019 10-K, and the risk factor titled, The sale of our common stock through our ATM sales agreement or our Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline, in Part II, Item 1A. Risk Factors of this report.

In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration. We received a loan of approximately $367,000. The loan matures in April 2022, bears interest at a rate of 1.00% per annum, is payable in equal monthly payments commencing in November 2020 through maturity and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, subject to specified limitations, the loan principal and accrued interest may be forgiven if the proceeds are used in accordance with the CARES Act. We intend to apply for forgiveness of the entire loan, however, there can be no assurance that we will obtain forgiveness of the loan in whole or in part.
The cash used to fund our operations comes from a variety of sources. During the six months ended June 30, 2020, we received (1) a $1.0 million upfront non-refundable license fee payment under our license agreement with Bayer HealthCare, LLC, (2) approximately $8.1 million in net proceeds from sales of shares of our common stock under our ATM sales agreement; (3) approximately $1.7 million upon the exercise of warrants to purchase 1.7 million shares of our common stock; (4) approximately $1.6 million under an existing grant from the Bill & Melinda Gates Foundation that funded a portion of research and development expenses for DARE-LARC1; (5) approximately $888,000 in net proceeds from sales of shares of our common stock under the Purchase Agreement; (6) approximately $428,000 under an existing grant from the National Institutes of Health that funded a portion of the Ovaprene PCT clinical study costs; and (7) approximately $367,000 in loan proceeds under the PPP. Subsequent to June 30, 2020 and through August 11, 2020, we received (a) approximately $2.3 million in net proceeds from sales of shares of our common stock under our ATM sales agreement; (b) approximately $108,000 under the National Institutes of Health grant described above; (c) approximately $121,000 upon the exercise of warrants to purchase 126,000 shares of our common stock; and (d) approximately $1.1 million in net proceeds from sales of shares of our common stock under the Purchase Agreement.
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

We continue to expect our expenses to increase significantly during the second half of 2020 as compared to the similar period of 2019 as we continue the development of our product candidates, with a focus on DARE-BV1, Sildenafil Cream, 3.6%, Ovaprene, and DARE-HRT1, as discussed above, and as we incur license expenses associated therewith and as milestones associated therewith are achieved.
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
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreement and the Purchase Agreement, however, when we can effect such sales and the amount of shares we can sell under these agreements depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. We are also currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development of our product candidates and any future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	(10,684,464)	(6,326,726)
Net cash provided by investing activities	(15,246)	—
Net cash provided by financing activities	11,277,329	5,151,702
Effect of exchange rate changes on cash and cash equivalents	(10,854)	(296)
Net increase (decrease) in cash and cash equivalents	$566,765	$(1,175,320)
Net cash used in operating activities
Cash used in operating activities for the six months ended June 30, 2020 included the net loss of $11.4 million, decreased by non-cash stock-based compensation expense of approximately $348,000. Components providing operating cash were a $631,000 increase in accounts payable, an increase of $1.0 million in deferred license revenue, and a decrease in other receivables of $378,000. Components reducing operating cash were a $1.1 million increase in prepaid expenses, a $458,000 decrease in accrued expenses and a $75,000 decrease in deferred grant funding.
Cash used in operating activities for the six months ended June 30, 2019 included the net loss of $7.0 million, decreased by non-cash stock-based compensation expense of $209,000. Major components reducing operating cash in this period were a $462,000 increase in other receivables and a $35,000 increase in prepaid expense. Major components providing operating cash in this period were a $710,000 increase of accrued expenses, and a $172,000 increase in accounts payable, and a $79,000 increase in other non-current assets and deferred charges.

Net cash provided by financing activities
Cash provided by financing activities for the six months ended June 30, 2020 consisted of approximately $8.1 million of net proceeds from the sales of an aggregate of 5,963,580 shares of our common stock in "at-the-market" offerings completed during the period, approximately $1.7 million received upon the exercise of warrants to purchase 1.7 million shares of our common stock, approximately $888,000 of net proceeds from the sales of an aggregate of 882,000 shares of common stock under the Purchase Agreement, and approximately $367,000 in loan proceeds under the PPP.
Cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the underwritten public offering completed in April 2019.
Net cash used in investing activities
Cash used in investing activities for the six months ended June 30, 2020 was $15,246. No cash was provided by or used in investing activities for the six months ended June 30, 2019.
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
At the conclusion of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2020 at the reasonable assurance level.
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
The COVID-19 pandemic could cause delays in current timelines for our planned clinical studies. As of the date of this report, we expect to commence and conduct our planned clinical studies such that we can report topline data for the Phase 3 study of DARE-BV1 in 2020, the Phase 1 study of DARE-HRT1 and the Phase 2b study of Sildenafil Cream, 3.6% in 2021, and the pivotal study of Ovaprene in 2022. However, the COVID-19 pandemic may adversely impact these expectations. For example, clinical site initiation and/or patient enrollment may be significantly delayed or suspended as a result of personnel and other resource constraints of healthcare providers, as well as adherence to governmental orders and internal policies intended to reduce the spread of COVID-19. In addition, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings, particularly for non-critical conditions, due to concerns of contracting COVID-19 or due to shelter-in-place and social distancing orders.

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
The sale of our common stock through our ATM sales agreement or our Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
In January 2018, we entered into the ATM sales agreement , under which, from time to time, we may offer and sell shares of our common stock. In April 2020, we entered into the Purchase Agreement with Lincoln Park. The purchase price for the shares we may sell under our Purchase Agreement will vary based the market price of our common stock at the time we initiate a sale. Although we have the right to control whether we sell any shares, if at all, under these agreements, and we generally have the right to control the timing and amount of any such sales, we are subject to certain restrictions, including those that limit the number of shares we may sell. For example, based on our current public float, during any 12-month period, we may not sell securities under our shelf registration statement pursuant to General Instruction I.B.6 to Form S-3 having an aggregate market value of more than one-third of our public float, which limits the amount of shares we can sell under the ATM sales agreement. In addition, with respect to the Purchase Agreement, we may not sell shares to Lincoln Park in excess of the Exchange Cap (unless we obtain stockholder approval or the average price per share of all sales to Lincoln Park equals or exceeds $1.0117) or if selling such shares would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock. Accordingly, we may not be able to utilize the ATM sales agreement or the Purchase Agreement to raise additional capital when, or in the amounts, we desire. However, to the extent we do sell shares of our common stock under these agreements, such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)  None.
(b)  None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Second Amended and Restated By-Laws (as amended through June 1, 2020)	8-K	001-36395	6/3/2020	3.1

10.1	Purchase Agreement, dated April 22, 2020, by and between Daré Bioscience, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-36395	4/22/2020	10.1

10.2	Registration Rights Agreement, dated April 22, 2020, by and between Daré Bioscience, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-36395	4/22/2020	10.2

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: August 12, 2020	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)