Form 10-Q
period 2020-09-30
Dare Bioscience, Inc.
filed 2020-11-12
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 11, 2020, 37,990,001 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•Inability to successfully attract partners and enter into collaborations relating to the development and/or commercialization of our product candidates on a timely basis or on acceptable terms, or at all;
•A decision by Bayer HealthCare LLC to discontinue its commercial interest in Ovaprene® and/or to terminate our license agreement;
•Inability or an increase in projected costs to timely develop, obtain regulatory approval for and commercialize our product candidates;
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
•Reaching a conclusion regarding the efficacy or safety of a product candidate following full evaluation of complete clinical study data that is materially different from topline study results we may report;
•Communication from the FDA or another regulatory authority that it does not accept or agree with our assumptions, estimates, calculations, conclusions or analyses of clinical or nonclinical study data regarding a product candidate, or that it interprets or weighs the importance of study data differently than we have in a manner that negatively impacts the candidate's prospects for regulatory approval in a timely manner, or at all;
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
•Monetary obligations and other requirements in connection with our exclusive, in-license agreements covering the patents and related intellectual property related to our product candidates, or our merger or asset purchase agreements relating to the acquisition of our product candidates;
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
•Cyber-attacks, security breaches or similar events compromising our technology systems or the technology systems of third parties on which we rely;
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

PART I.    FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,389,414	$4,780,107
Other receivables	213,560	555,210
Prepaid expenses	1,381,462	1,108,615
Total current assets	6,984,436	6,443,932
Property and equipment, net	42,349	63,531
Other non-current assets	634,957	935,325
Total assets	$7,661,742	$7,442,788
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,555,307	$1,083,183
Accrued expenses	2,454,048	2,098,653
Deferred grant funding	2,178,379	2,019,674
Note payable	367,285	—
Current portion of contingent consideration	1,000,000	—
Current portion of lease liabilities	409,647	410,896
Total current liabilities	7,964,666	5,612,406
Deferred license revenue	1,000,000	—
Contingent consideration, net of current portion	—	1,000,000
Lease liabilities long-term	82,964	389,556
Total liabilities	9,047,630	7,001,962
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 33,602,516 and 19,683,401 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,360	1,968
Accumulated other comprehensive loss	(112,807)	(102,625)
Additional paid-in capital	61,712,882	44,564,674
Accumulated deficit	(62,989,323)	(44,023,191)
Total stockholders' equity (deficit)	(1,385,888)	440,826
Total liabilities and stockholders' equity (deficit)	$7,661,742	$7,442,788
See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses
General and administrative	$1,353,069	$1,318,986	$4,772,382	$3,903,545
Research and development	6,203,753	1,966,230	14,131,007	6,172,192
License fees	25,000	133,333	58,333	408,333
Total operating expenses	7,581,822	3,418,549	18,961,722	10,484,070
Loss from operations	(7,581,822)	(3,418,549)	(18,961,722)	(10,484,070)
Other income (expense)	(986)	25,471	2,454	86,703
Net loss	$(7,582,808)	$(3,393,078)	$(18,959,268)	$(10,397,367)
Deemed dividend from trigger of down round provision feature	(6,863)	—	(6,863)	(789,594)
Net loss to common shareholders	$(7,589,671)	$(3,393,078)	$(18,966,131)	$(11,186,961)
Foreign currency translation adjustments	672	(15,378)	(10,182)	(15,674)
Comprehensive loss	$(7,588,999)	$(3,408,456)	$(18,976,313)	$(11,202,635)
Loss per common share - basic and diluted	$(0.24)	$(0.20)	$(0.69)	$(0.76)
Weighted average number of common shares outstanding:
Basic and diluted	31,588,152	16,683,411	27,381,508	14,756,213

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
Stock-based compensation	—	—	160,841	—	—	160,841
Issuance of common stock	3,308,003	331	5,222,356	—	—	5,222,687
Issuance of common stock from the exercise of warrants	1,699,000	170	1,664,850	—	—	1,665,020
Stock options exercised	10,149	1	—	—	—	1
Net loss	—	—	—	—	(4,252,248)	(4,252,248)
Foreign currency translation adjustments	—	—	—	(22,944)	—	(22,944)
Balance at March 31, 2020	24,700,553	$2,470	$51,612,721	$(125,569)	$(48,275,439)	$3,214,183
Stock-based compensation	—	—	186,859	—	—	186,859
Issuance of common stock	3,823,451	382	4,021,954	—	—	4,022,336
Net loss	—	—	—	—	(7,124,213)	(7,124,213)
Foreign currency translation adjustments	—	—	—	12,090	—	12,090
Balance at June 30, 2020	28,524,004	$2,852	$55,821,534	$(113,479)	$(55,399,652)	$311,255
Stock-based compensation	—	—	194,882	—	—	194,882
Issuance of common stock	4,666,798	466	5,277,156	—	—	5,277,622
Issuance cost on equity line paid in common stock	285,714	29	291,500			291,529
Issuance of common stock from the exercise of warrants	126,000	13	120,947	—	—	120,960
Deemed dividend from trigger of down round provision	—	—	6,863	—	(6,863)	—
Net loss	—	—	—	—	(7,582,808)	(7,582,808)
Foreign currency translation adjustments	—	—	—	672	—	672
Balance at September 30, 2020	33,602,516	$3,360	$61,712,882	$(112,807)	$(62,989,323)	$(1,385,888)

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	11,422,161	$1,143	$35,791,972	$(96,728)	$(28,969,767)	$6,726,620
Stock-based compensation	—	—	97,968	—	—	97,968
Net loss	—	—	—	—	(3,051,840)	(3,051,840)
Foreign currency translation adjustments	—	—	—	7,621	—	7,621
Balance at March 31, 2019	11,422,161	$1,143	$35,889,940	$(89,107)	$(32,021,607)	$3,780,369
Stock-based compensation	—	—	111,351	—	—	111,351
Issuance of common stock via public offering, net	5,261,250	525	5,151,177	—	—	5,151,702
Deemed dividend from trigger of down round provision	—	—	789,594	—	(789,594)	—
Net loss	—	—	—	—	(3,952,450)	(3,952,450)
Foreign currency translation adjustments	—	—	—	(7,917)	—	(7,917)
Balance at June 30, 2019	16,683,411	$1,668	$41,942,062	$(97,024)	$(36,763,651)	$5,083,055
Stock-based compensation	—	—	135,393	—	—	135,393
Net loss	—	—	—	—	(3,393,078)	(3,393,078)
Foreign currency translation adjustments	—	—	—	(15,378)	—	(15,378)
Balance at September 30, 2019	16,683,411	$1,668	$42,077,455	$(112,402)	$(40,156,729)	$1,809,992

See accompanying notes to interim consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(18,959,268)	$(10,397,367)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	36,428	3,491
Stock-based compensation	542,582	344,712
Non-cash operating lease cost	(125,517)	(19,914)
Changes in operating assets and liabilities:
Other receivables	341,650	(6,802)
Prepaid expenses	18,682	(367,409)
Other non-current assets	118,044	138,719
Accounts payable	472,124	(107,463)
Accrued expenses	355,395	905,236
Deferred grant funding	158,704	—
Deferred license revenue	1,000,000	—
Net cash used in operating activities	(16,041,176)	(9,506,797)
Investing activities:
Purchases of property and equipment	(15,246)	—
Net cash used in investing activities	(15,246)	—
Financing activities:
Net proceeds from issuance of common stock	14,522,645	5,151,702
Proceeds from the exercise of common stock warrants	1,785,980	—
Proceeds from the exercise of stock options	1	—
Proceeds from issuance of note payable	367,285	—
Net cash provided by financing activities	16,675,911	5,151,702
Effect of exchange rate changes on cash and cash equivalents	(10,182)	(15,674)
Net change in cash and cash equivalents	609,307	(4,370,769)
Cash and cash equivalents, beginning of period	4,780,107	6,805,889
Cash and cash equivalents, end of period	$5,389,414	$2,435,120
Supplemental disclosure of non-cash operating and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$231,698
Issuance cost on equity paid in common stock	$291,428	$—
Deemed dividend from trigger of down round provision feature	$6,863	$789,594

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
The Company is driven by a mission to identify, acquire and develop a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, fertility, and sexual and vaginal health. The Company's business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in the Company's areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid- to late-stage clinical development, and to establish and leverage strategic partnerships to achieve commercialization.
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
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and broader luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer.
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
The Company’s primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing its portfolio of product candidates through clinical development and regulatory approval. The Company expects that the majority of its development expenses for the remainder of 2020 and in 2021 will support the advancement of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%.

To date, the Company has not obtained any regulatory approvals for any of its product candidates, commercialized any of its product candidates or generated any product revenue. The Company is subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key employees as well as third-party licensors, partners and service providers, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. The Company is also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.
Going Concern
The Company has prepared its interim consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, expects negative cash flows from operations will continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops its existing product candidates and seeks to acquire, license or develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
As of September 30, 2020, the Company had an accumulated deficit of approximately $63.0 million and cash and cash equivalents of approximately $5.4 million. The Company also had negative cash flow from operations of approximately $16.0 million during the nine months ended September 30, 2020.
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

The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain a rapidly evolving and uncertain risk to the Company's business, operating results, financial condition and stock price. In large part, the extent to which the pandemic affects the Company will depend on future developments that are beyond its knowledge or control, including, but not limited to, the duration and severity of the pandemic, governmental and individual organization actions and policies implemented to reduce transmission of the disease or facilitate development of or access to therapies to treat or vaccinations to protect against the disease, governmental actions and policies to assist economic recovery, and the speed with which and degree to which normal economic and operating conditions resume. Infectious disease experts have cautioned that the U.S. may experience a substantial surge in cases and hospitalizations during the cooler months, which may lead the federal government and/or state governments to impose or re-impose stay-at-home orders and shutdowns of non-essential businesses in efforts to reduce the spread of the disease, such as those announced by the United Kingdom, Germany, France and other European countries in October 2020. The pandemic may increase the anticipated aggregate costs for the development of the Company's product candidates and may adversely impact the anticipated timelines for the development of the Company's product candidates by, among other things, causing disruptions in the supply chain for clinical supplies, delays in the commencement of clinical trials, delays in the timing and pace of subject enrollment in any ongoing clinical trials and lower than anticipated subject enrollment and completion rates, delays in the review and approval of the Company's regulatory submissions by regulatory agencies with respect to the Company's product candidates, and other unforeseen disruptions. The economic impact of the pandemic and the uncertainty and volatility in the capital markets it has caused, and may continue to cause, may negatively impact investor sentiment and the availability and cost of capital, and may adversely impact the Company's ability to raise capital when needed or on terms favorable to the Company and its stockholders to fund its development programs and operations. Given the high level of uncertainty regarding the duration and impact of the COVID-19 pandemic on the U.S. and global economies, workplace environments and capital markets, the Company is unable to assess the impact of the pandemic on its operations. The full extent to which the COVID-19 pandemic will impact the Company's business, results of operations, financial condition, clinical trials, and preclinical research and access to capital will depend on future developments that are highly uncertain.
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

The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of September 30, 2020 and December 31, 2019. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of September 30, 2020.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2020
Current assets:
Cash and cash equivalents	$5,389,414	$—	$—	$5,389,414
Current liabilities:
Current portion of contingent consideration	$—	$—	$1,000,000	$1,000,000
Balance at December 31, 2019
Current assets:
Cash and cash equivalents	$4,780,107	$—	$—	$4,780,107
Other non-current liabilities:
Contingent consideration, net of current portion	$—	$—	$1,000,000	$1,000,000
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
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of September 30, 2020, neither of the foregoing had occurred. The $1.0 million payment is recorded as long term deferred revenue in the Company's consolidated balance sheet at September 30, 2020.
The Company will also be entitled to receive (a) milestone payments totaling up to $310.0 million related to the commercial sales of Ovaprene, if all such milestones are achieved, and (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
Potential future payments for variable consideration, such as commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur. (See Note 3, License and Collaboration Agreements.)
3.     LICENSE AND COLLABORATION AGREEMENTS

Out-License Agreements
Bayer HealthCare License Agreement
On January 10, 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Under the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. If Bayer pays an additional $20.0 million to the Company after Bayer receives and reviews the results of the pivotal clinical trial of Ovaprene, which payment Bayer may elect to make in its sole discretion, the license grant to Bayer to develop and commercialize Ovaprene for human contraception in the U.S. becomes effective.
Milestone & Royalty Payments. The Company will be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
Efforts. The Company is responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and has product supply obligations. Bayer is supporting the Company in development and regulatory activities by providing up to two full-time equivalents with expertise in clinical, regulatory, preclinical, commercial, CMC and product supply matters in an advisory capacity. After payment of the $20.0 million fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S.
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
Milestone Payments. The Company will pay Hammock up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $100,000 of which was paid during the third quarter of 2020.
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
Royalty Payments. After the commercial launch of Ovaprene, the Company will pay ADVA-Tec royalties based on aggregate annual net sales of Ovaprene in specified regions, at a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds.

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
SST License and Collaboration Agreement
In February 2018, the Company entered into a license and collaboration agreement with Strategic Science & Technologies-D, LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which the Company received an exclusive, royalty-bearing, sublicensable license to develop and commercialize the Licensed Product (as defined below), in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, or the Field of Use. The Licensed Product, is defined as SST’s proprietary topical formulation of sildenafil cream as it existed as of the effective date of the agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen.
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
Annual Maintenance Fee. The Company will pay an annual license maintenance fee to Catalent on each anniversary of the date of the agreement, the amount of which was $50,000 for each of the first two years and will be $100,000 thereafter, and which will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year.

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
Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharmaceuticals (formerly known as Orbis Biosciences, and which the Company refers to as Adare), for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ORB-204 and ORB-214, respectively). Under this agreement, the Company paid Adare $300,000 to conduct the first stage of development work as follows: $150,000 upon signing the agreement; $75,000 at the 50% completion point, not later than 6 months following the date the agreement was signed (which the Company paid in September 2018); and $75,000 upon delivery by Adare of the 6-month batch, not later than 11 months following the date the agreement was signed (which the Company paid in January 2019).
Upon Adare successfully completing the first stage of development work and achieving the predetermined target milestones for that stage, the Company will have 90 days to instruct Adare whether to commence the second stage of development work. Should the Company execute its option to proceed with the second stage, it will have to provide additional funding to Adare for such activities.
Pre-clinical studies for the 6- and 12-month formulations have been completed, including establishing pharmacokinetics and pharmacodynamics profiles. The collaboration with Adare will continue to advance the program through formulation optimization with the goal of achieving sustained release over the target time period.
The agreement provides the Company with an option to enter into a license agreement for ORB-204 and ORB-214 should development efforts be successful.
Acquired Products
Microchips Acquisition
As further discussed in Note 4. Acquisition below, in November 2019, the Company completed its acquisition of Microchips (as defined below). The Company acquired Microchips to secure the rights to develop an implantable, user-controlled, long-acting reversible contraception method, now known as DARE-LARC1. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to the implantable contraceptive product in development by Microchips.
The Company issued an aggregate of 2,999,990 shares of its common stock to the holders of shares of Microchips' capital stock outstanding immediately prior to the effective time of the merger.
The Company also agreed to pay the following contingent consideration to the former Microchips stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1. The Company recorded $1.0 million in contingent consideration associated with milestone payments it expects to become payable in the first half of 2021.

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
The Company also agreed to pay certain contingent consideration payments, tiered royalty payments and a percentage of sublicense revenue as discussed in Note 3, Acquired Products—Microchips Acquisition, above.
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
5.    STOCK-BASED COMPENSATION
The 2015 Employee, Director and Consultant Equity Incentive Plan
In connection with the business combination transaction in July 2017 between the Company and Daré Bioscience Operations, Inc., a privately held Delaware corporation, or Private Daré, the Company assumed the Private Daré 2015 Employee, Director and Consultant Equity Incentive Plan, or the 2015 Private Daré Plan and each then outstanding award granted thereunder, which consisted of options and restricted stock. Based on the exchange ratio for the business combination transaction and after giving effect to the reverse stock split effected in connection with the closing of that transaction, the outstanding options and restricted stock awards granted under the 2015 Private Daré Plan were replaced with options to purchase 10,149 shares of the Company’s common stock with a correspondingly adjusted exercise price and 223,295 shares of the Company’s common stock. All of the options that were assumed were exercised as of September 30, 2020. No awards may be granted under the 2015 Private Daré Plan following the closing of the business combination transaction.
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the nine months ended September 30, 2020 or September 30, 2019.

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
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan, and related information for the nine months ended September 30, 2020. The exercise price of all options granted during the nine months ended September 30, 2020 was equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2020, unamortized stock-based compensation expense of $1,493,686 will be amortized over a weighted average period of 2.37 years. At September 30, 2020, 507,516 shares of common stock were reserved for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,889,775	$1.21
Granted	903,965	1.06
Exercised	(10,149)	0.01
Canceled/forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	2,783,591	$1.16
Exercisable at September 30, 2020	1,038,659	$1.48
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$60,546	$27,081	$166,639	$78,780
General and administrative	$134,336	$108,312	$375,943	$265,932
Total	$194,882	$135,393	$542,582	$344,712

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Expected life in years	10.0	10.0
Risk-free interest rate	0.71%	0.82%
Expected volatility	119%	120%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.10	$1.00
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
During the three months ended September 30, 2020, the Company sold 1,952,512 shares under the common stock sales agreement for gross proceeds of approximately $2.4 million and incurred offering expenses of approximately $82,000. During the nine months ended September 30, 2020, the Company sold 7,916,092 shares under the common stock sales agreement for gross proceeds of approximately $10.8 million and incurred offering expenses of approximately $420,000. The Company did not sell any shares under this agreement during the three or nine months ended September 30, 2019.
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

The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs are amortized and expensed as shares are sold under the Purchase Agreement and as of September 30, 2020 there was approximately $269,000 of unamortized costs. During the three months ended September 30, 2020, the Company sold, and Lincoln Park purchased, 3.0 million shares under the Purchase Agreement for gross proceeds of approximately $3.3 million and incurred offering expenses of approximately $83,000. During the nine months ended September 30, 2020, the Company sold, and Lincoln Park purchased, 3,882,160 shares under the Purchase Agreement for gross proceeds of approximately $4.2 million and incurred offering expenses of approximately $105,000.
Under the Purchase Agreement, on any business day until May 19, 2023, the Company may direct Lincoln Park to purchase up to 200,000 shares of common stock, each, a Regular Purchase. The Company may increase the share amount it directs Lincoln Park to purchase under a Regular Purchase to up to 250,000 shares or up to 300,000 shares if the closing sale price of the Company's common stock is not below $1.50 or $3.00, respectively, on the business day on which the Company initiates the purchase, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the Purchase Agreement. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1.0 million. The purchase price per share for each Regular Purchase will be the lower of (i) the lowest sale price of the Company's common stock on the business day on which the Company initiates the purchase and (ii) the average of the three lowest closing sale prices of the Company's common stock during the 10-business day period immediately preceding the business day on which the Company initiates the purchase. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts of common stock as accelerated purchases and as additional accelerated purchases, subject to limits specified in the Purchase Agreement, at a purchase price per share calculated as specified in the Purchase Agreement, but in no case lower than the minimum price per share the Company stipulates in its notice to Lincoln Park initiating these purchases.
In addition, under applicable Nasdaq rules, the Company may not issue or sell to Lincoln Park under the Purchase Agreement more than 4,941,089 shares of its common stock, or the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company's common stock to Lincoln Park under the Purchase Agreement equals or exceeds $1.0117 (which represents the closing sale price per share of the Company's common stock on the day before the Company entered into the Purchase Agreement, plus an incremental amount). In addition, the Company may not sell shares to Lincoln Park under the Purchase Agreement if such sale would result in Lincoln Park beneficially owning more than 9.99% of the Company's then outstanding shares of common stock.
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
In April 2019 and July 2020, in accordance with the price-based anti-dilution provision discussed above, the exercise price of these warrants was automatically reduced to $0.98 per share and to $0.96 per share, respectively, and as a result of the triggering of the anti-dilution provision, $0.8 million and $6,863, respectively, was recorded to additional paid-in capital.

During the three months ended September 30, 2020, warrants to purchase an aggregate of 126,000 shares of common stock were exercised for gross proceeds of approximately $121,000. During the nine months ended September 30, 2020, warrants to purchase an aggregate of 1,825,000 shares of common stock were exercised for gross proceeds of approximately $1.8 million. No warrants were exercised during the three or nine months ended September 30, 2019. As of September 30, 2020, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	2021-12-01
3,737	$120.40	2021-12-06
6,500	$10.00	2026-04-04
1,895,500	$0.96	2023-02-15
1,908,643

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
Under the terms of each lease, the lessee pays base annual rent (subject to an annual fixed percentage increase), plus property taxes, and other normal and necessary expenses, such as utilities, repairs, and maintenance. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The leases do not require material variable lease payments, residual value guarantees or restrictive covenants.
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
At September 30, 2020, the Company reported operating lease ROU assets of approximately $306,000 in other non-current assets, and $410,000 and $83,000, respectively, in current and non-current other liabilities on the consolidated balance sheet.
Total operating lease costs were approximately $76,000 and $27,000 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $228,000 and $81,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statement of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were approximately $111,000 and $28,000 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $349,000 and $81,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively. These amounts are included in operating activities in the consolidated statements of cash flows. Further, at September 30, 2020, operating leases had a weighted average remaining lease term of 1.14 years.

As of September 30, 2020, future minimum payments under the Company's operating leases are approximately:

Remainder of 2020	$112,000
2021	363,000
2022	42,000
Total future minimum lease payments	517,000
Less: Difference between future minimum lease payments and discounted operating lease liabilities	24,000
Total operating lease liabilities	$493,000
8.    COMMITMENTS AND CONTINGENCIES
Contingent Consideration
In connection with the acquisition of Microchips, the Company agreed to pay contingent consideration based upon the achievement of specified funding, product development and regulatory milestones. The Company recorded $1.0 million in contingent consideration liability associated with milestone payments expected to become payable in the first half of 2021 in its consolidated balance sheet at September 30, 2020.
Note Payable

In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for a loan under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration, or the SBA. The Company received a loan of approximately $367,000. The loan matures in April 2022, bears interest at a rate of 1.00% per annum, is payable in equal monthly payments commencing in November 2020 through maturity and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, the loan proceeds could be used for "qualifying expenses" and, subject to specified limitations in the CARES Act and under the terms of the PPP, certain amounts of the loan, including accrued interest, may be forgiven if used for qualifying expenses. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent payments, utility payments, and interest payments on other debt obligations incurred before February 15, 2020. In September 2020, the Company submitted its forgiveness application. The Company used the entire amount of the loan for payroll and rent costs, which the Company believes are expenses that constitute qualifying expenses, and the Company requested that the entire amount of the loan, including accrued interest, be forgiven. There can be no assurance that the loan will be forgiven, in whole or in part. Under current SBA guidance, it may take up to 90 days from the date the Company's loan forgiveness application is submitted to the SBA by the Company's lender for the SBA to make a determination with respect to the Company's loan forgiveness application . The Company recorded a note payable plus accrued interest for the loan in the amount of approximately $369,000 in its consolidated balance sheet at September 30, 2020.
9.    GRANT AWARD
NIH Grant Funding

The Company has received notices of awards and grant funding from the National Institutes of Health, or the NIH to support the development of Ovaprene and DARE-FRT1. The NIH issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statement of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.

Ovaprene

Since 2018, the Company has received approximately $1.9 million of grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the NIH, for clinical development efforts supporting Ovaprene. The most recent and final notice of award the Company received was for approximately $731,000 in April 2020, substantially all of which has been funded to date.
The Company recorded credits to research and development expense for costs related to the NIH award of approximately $124,000 and $302,000 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $583,000 and $920,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively. At September 30, 2020, the Company recorded a receivable of approximately $69,000 for expenses incurred through such date that it believes are eligible for reimbursement under the final notice of award received in April 2020.
DARE-FRT1

In August 2020, the Company received a notice of award of a grant from the NIH to support the development of DARE-FRT1. The award in the amount of $300,000 was for what is referred to as the "Phase I" segment of the project outlined in the Company's grant application, which is to occur during the period of August 2020 through July 2021. Additional potential funding of up to approximately $2.0 million for the "Phase II" segment of the project outlined in the grant application is contingent upon satisfying specified requirements, including, assessment of the results of the Phase I segment, determination that the Phase I goals were achieved, and availability of funds. There is no guarantee the Company will receive any Phase II award. The Company recorded credits to research and development expense for costs related to the NIH award of approximately $3,000 during the three months ended September 30, 2020. At September 30, 2020, the Company recorded a receivable of approximately $3,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
Bill & Melinda Gates Foundation
The Company's wholly-owned subsidiary, Microchips, has a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, relating to the development of the pre-clinical stage contraceptive candidate, DARE-LARC1. Expenses eligible for grant funding must be incurred, tracked and reported to the Foundation. Microchips received grant funding payments of approximately $2.9 million in July 2019, $1.6 million in June 2020 and $899,000 in September 2020. At September 30, 2020, grant funding payments associated with research and development expenses for DARE-LARC1 not yet incurred totaled approximately $2.2 million and are recorded as deferred grant funding liability in the Company's consolidated balance sheet.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,
	2020	2019
Stock options	2,783,591	1,824,975
Warrants	1,908,643	3,750,833
Total	4,692,234	5,575,808

11.    SUBSEQUENT EVENTS

ATM Sales

Between October 1, 2020 and November 11, 2020, the Company sold an aggregate of 3,987,485 shares of common stock in "at-the-market" equity offerings and received aggregate net proceeds of approximately $4.1 million.

Equity Line

Between October 1, 2020 and November 11, 2020 the Company sold an aggregate of 400,000 shares of common stock to Lincoln Park under the Purchase Agreement and received aggregate net proceeds of approximately $0.4 million.

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
Business Overview
We are a clinical-stage biopharmaceutical company committed to the acceleration of innovative products for women’s health. We are driven by a mission to identify, acquire and develop a diverse portfolio of differentiated therapies that expand treatment options, improve outcomes and facilitate convenience for women, primarily in the areas of contraception, fertility, and sexual and vaginal health. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid- to late-stage clinical development, and to establish and leverage strategic partnerships to achieve commercialization.
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
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and broader luteal phase support as part of an in vitro fertilization treatment plan; and

•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, in patients with hormone-receptor positive breast cancer.
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
Our primary operations have consisted of, and are expected to continue to consist of, product research and development and advancing our portfolio of product candidates through clinical development and regulatory approval. We expect that the majority of our development expenses for the remainder of 2020 and in 2021 will support the advancement of DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%.
To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We are subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key employees as well as third-party licensors, partners and service providers, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. We are also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.
In addition, the COVID-19 pandemic continues to rapidly evolve. Infectious disease experts have cautioned that the U.S. may experience a substantial surge in cases and hospitalizations during the cooler months, which may lead the federal government and/or state governments to impose or re-impose stay-at-home orders and shutdowns of non-essential businesses in efforts to reduce spread of the disease, such as those announced by the United Kingdom, Germany, France and other European countries in October 2020. We do not yet know the full extent of the pandemic's potential effects on our business, including the anticipated aggregate costs for development of our product candidates, on our anticipated timelines for the development of our product candidates, or on the supply chain for our clinical supplies. However, these effects could have a material adverse impact on our business and financial condition. See the risk factor titled, The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A. Risk Factors of this report.
Clinical Stage Product Candidates
DARE-BV1
In June 2020, we commenced a Phase 3, multicenter, randomized, double-blind, placebo-controlled study of DARE-BV1 (clindamycin phosphate vaginal gel, 2%) for the treatment of BV, or the DARE-BVFREE (DARE-BV1-001) study. The study enrolled 307 postmenarchal women, ages 15 and above, at 32 sites in the United States. The primary efficacy endpoint of the study is clinical cure of BV at the evaluation visit to occur 21 to 30 days after enrollment in the study, or the Day 21-30 visit, with clinical cure defined as meeting three criteria (derived from the Amsel criteria): resolution of abnormal vaginal discharge associated with BV as confirmed by the investigator; a negative 10% potassium hydroxide (KOH) "whiff test"; and the presence of clue cells at less than 20% of total epithelial cells in a saline wet mount. We anticipate having topline data from this study by year-end 2020. If the DARE-BVFREE study is successful, we expect to be in a position to submit a new drug application, or NDA, to the FDA in the first half of 2021.
We anticipate that the aggregate costs of the DARE-BV1 program through NDA filing, including the DARE-BV1FREE study, planned nonclinical studies, manufacturing activities for the program through filing of the NDA, and the NDA filing, including the credit eligible for first time filers, will be between approximately $10.0 to $12.0 million.

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
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic. See the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A. Risk Factors of this report.

Recent Events

Grant Funding for DARE-FRT1 Program

In August 2020, we received a Notice of Award of a grant from the Eunice Kennedy Shriver National Institute of Child Health and Human Development (NICHD), a division of the National Institutes of Health (NIH). The grant funding will support the development of DARE-FRT1. The award in the amount of $0.3 million was for what is referred to as the “Phase I” segment of the project outlined in our grant application, which is to occur during the period of August 2020 through July 2021. Additional potential funding of up to approximately $2.0 million for the “Phase II” segment of the project outlined in the grant application is contingent upon satisfying specified requirements, including, assessment of the results of the Phase I segment, determination that the Phase I goals were achieved, and availability of funds. There is no guarantee we will receive any Phase II award. To receive payment under the Phase I award, we must first incur expenses eligible for reimbursement and submit a detailed accounting of such expenses to the NICHD. During the nine months ended September 30, 2020 we did not submit any requests for payment under the award.

COVID-19 Update
We closely monitor the COVID-19 pandemic and actions taken in the United States and other countries to contain and treat the disease and aid economic recovery, and we continue to assess the potential impact on our employees, operations, including our clinical trials, business strategy and financial condition and performance. In response to the spread of COVID-19, in March 2020, we implemented work-from-home and restricted travel policies. In May 2020, we modified our work-from-home policy such that some of our personnel returned to working in our facilities for a portion or all of their working time. We expect to continue to modify our work-from-home and restricted travel policies as the pandemic and state and local stay-at-home orders evolve. While we have systems and technologies in place to enable our employees to work from home, and we do not believe employee productivity has been materially adversely affected to date, we may experience material adverse impacts to productivity and challenges to our ability to effectively manage and operate our business in future periods. In addition, many of our consultants, partners and vendors on which we rely heavily are subject to similar work and travel restrictions that may adversely impact their ability to perform contracted services in a timely manner or at all. Infectious disease experts have cautioned that the U.S. may experience a substantial surge in cases and hospitalizations during the cooler months, which may lead the federal government and/or state governments to impose or re-impose stay-at-home orders and shutdowns of non-essential businesses in efforts to reduce spread of the disease, such as those announced by the United Kingdom, Germany, France, and other European countries in October 2020. The effect of the pandemic and its associated restrictions may increase the anticipated aggregate costs for the development of our product candidates and may adversely impact our anticipated timelines for the development of our product candidates by, among other things, causing disruptions in the supply chain for our clinical supplies, delays in commencement of planned clinical trials, as well as in the timing and pace of subject enrollment in our ongoing clinical trials and lower than anticipated subject enrollment and completion rates, delays in submission of any applications for marketing approval of our product candidates, delays in the review and approval of our regulatory submissions by the FDA and other agencies with respect to our product candidates, and other unforeseen disruptions. The economic impact of the pandemic and the uncertainty and volatility in the capital markets it has caused, and may continue to cause, may negatively impact investor sentiment and the availability and cost of capital, and may adversely impact our ability to raise capital when needed or on terms favorable to us and our stockholders to fund our development programs and our operations. The effect of the pandemic and efforts to reduce the spread of COVID-19 remain a rapidly evolving and uncertain risk to our business, operating results, financial condition and stock price. Given the high level of uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, workplace environments and capital markets, we are unable to assess the full extent of the effects of the pandemic on our business, clinical trial activities, ability to access capital or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our business and financial condition. See the risk factor titled, The novel coronavirus (COVID-19) and efforts to reduce its spread could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A. Risk Factors of this report.

Financial Overview
We incurred a loss of approximately $19.0 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of approximately $63.0 million and cash and cash equivalents of approximately $5.4 million. We also had negative cash flow from operations of approximately $16.0 million during the nine months ended September 30, 2020. We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. The amount and timing of our capital needs will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we do not raise capital as and when needed, we will not be able to continue development of our product candidates or we will be required to delay, scale back or eliminate some or all of our development programs or cease operations. For additional information regarding our ability to continue as a going concern, see Note 1 to our unaudited interim consolidated financial statements contained in this report and “Liquidity and Capital Resources and Financial Condition,” below.
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
Results of Operations
Comparison of Three Months Ended September 30, 2020 and 2019 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Dollar
	2020	2019	Change
Operating expenses:
General and administrative	$1,353,069	$1,318,986	$34,083
Research and development	6,203,753	1,966,230	4,237,523
License fees	25,000	133,333	(108,333)
Total operating expenses	7,581,822	3,418,549	4,163,273
Loss from operations	(7,581,822)	(3,418,549)	(4,163,273)
Other income	(986)	25,471	(26,457)
Net loss	$(7,582,808)	$(3,393,078)	$(4,189,730)
Deemed dividend from trigger of down round provision feature	$(6,863)	$—	(6,863)
Net loss to common shareholders	$(7,589,671)	$(3,393,078)	$(4,196,593)
Other comprehensive loss:
Foreign currency translation adjustments	672	(15,378)	16,050
Comprehensive loss	$(7,588,999)	$(3,408,456)	$(4,180,543)
Revenues
We did not recognize any revenues for either of the three months ended September 30, 2020 or 2019.
General and administrative expenses
The increase of $34,083 in general and administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to increases in (i) personnel costs of approximately $148,000, (ii) rent and facilities expenses of approximately $61,000, due to the addition of two leases when we acquired Microchips in November 2019, and (iii) stock-based compensation expense of approximately $26,000. These increases were partially offset by a decrease in expenses for professional services of approximately $190,000.

Research and development expenses
The increase of $4.2 million in research and development expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to increases in (i) costs related to development activities of approximately $3.2 million for DARE-BV1, (ii) costs related to development activities of approximately $856,000 for Ovaprene, offset by increased grant funding recorded as a reduction to research and development expenses of approximately $178,000 related to Ovaprene, (iii) costs related to pre-clinical development activities of approximately $665,000 for DARE-LARC1, which we acquired in November 2019, (iv) personnel costs of approximately $159,000, and (v) costs related to development activities of approximately $76,000 related to DARE-FRT1. These increases were partially offset by (a) an increase in grant funding recorded as a reduction to research and development expenses of approximately $665,000 related to preclinical expenses for DARE-LARC1, (b) a decrease in costs related to development activities of approximately $212,000 for DARE-HRT1, and (c) a decrease in costs related to development activities of approximately $72,000 for Sildenafil Cream, 3.6%.
License fees
For the three months ended September 30, 2020 we accrued $25,000 of the $100,000 annual license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the three months ended September 30, 2019 we accrued $133,333 of license expenses comprised of the $112,500 of deferred license fees due under our license agreement related to DARE-BV1 and the $20,833 of the annual license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $26,457 in other income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to a decrease in interest earned on cash balances in the current period.
Comparison of Nine Months Ended September 30, 2020 and 2019 (Unaudited)
The following table summarizes our results for the periods indicated, together with the changes in those items in dollars:

	Nine months ended September 30,		Dollar
	2020	2019	Change
Operating expenses:
General and administrative	$4,772,382	$3,903,545	$868,837
Research and development	14,131,007	6,172,192	7,958,815
License fees	58,333	408,333	(350,000)
Total operating expenses	18,961,722	10,484,070	8,477,652
Loss from operations	(18,961,722)	(10,484,070)	(8,477,652)
Other income	2,454	86,703	(84,249)
Net loss	$(18,959,268)	$(10,397,367)	$(8,561,901)
Deemed dividend from trigger of down round provision feature	(6,863)	(789,594)	782,731
Net loss to common shareholders	$(18,966,131)	$(11,186,961)	$(7,779,170)
Other comprehensive loss:
Foreign currency translation adjustments	(10,182)	(15,674)	5,492
Comprehensive loss	$(18,976,313)	$(11,202,635)	$(7,773,678)
Revenues
We did not recognize any revenues for either of the nine months ended September 30, 2020 or 2019.

General and administrative expenses
The increase of $868,837 in general and administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to increases in (i) personnel costs of approximately $397,000, (ii) rent and facilities expenses of approximately $175,000 due to the addition of two leases when we acquired Microchips in November 2019, (iii) expenses for professional services of approximately $118,000, (iv) stock-based compensation expense of approximately $110,000, and (v) insurance expense of approximately $42,000.
Research and development expenses
The increase of $8.0 million in research and development expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to increases in (i) costs related to development activities of approximately $5.6 million for DARE-BV1, (ii) costs related to development activities of approximately $2.7 million for Ovaprene, inclusive of decreased grant funding recorded as a reduction to research and development expenses of approximately $336,000 related to Ovaprene, (iii) costs related to pre-clinical development activities of approximately $2.3 million for DARE-LARC1, which we acquired in November 2019, (iv) personnel costs of approximately $407,000, and (v) stock-based compensation expense of approximately $88,000. Those increases were partially offset by (a) an increase in grant funding recorded as a reduction to research and development expenses of approximately $2.4 million related to preclinical expenses for DARE-LARC1, (b) a decrease in costs related to development activities of approximately $393,000 for Sildenafil Cream, 3.6%, (c) a decrease in costs related to development activities of approximately $486,000 for DARE-HRT1, and (d) a decrease in costs related to pre-clinical development activities of approximately $44,000.
License fees
For the nine months ended September 30, 2020 we accrued $58,333 of the $100,000 license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the nine months ended September 30, 2019 the $408,333 of license expenses comprised of the $337,500 of deferred license fees due under our license agreement related to DARE-BV1, the $50,000 annual license fee paid in the second quarter of 2019 under our license agreement related to DARE-HRT1, and the accrual of $20,833 of the $50,000 annual license maintenance fee due under our agreement related to DARE-HRT1 in the second quarter of 2020.
For further discussion of these license fees, see Note 3 to our unaudited interim consolidated financial statements contained in this report.
Other income
The decrease of $84,249 in other income for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to a decrease in interest earned on cash balances in the current period.
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

At September 30, 2020, our accumulated deficit was approximately $63.0 million, our cash and cash equivalents were approximately $5.4 million, and our working capital deficit was approximately $1.0 million. We incurred a loss from operations of approximately $19.0 million, and had negative cash flow from operations of approximately $16.0 million during the nine months ended September 30, 2020.

We may raise additional capital to fund our operations through the sale and issuance of additional shares of our common stock from time to time under our equity line and in "at-the-market" equity offerings (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended) under our common stock sales agreement, or our ATM sales agreement. While we control the initiation of sales of our common stock under both our equity line and ATM sales agreement, our ability to sell stock is subject to limitations and restrictions on the timing and amount of such sales under both our equity line and the ATM sales agreement, as well as under applicable securities laws and Nasdaq Stock Market rules. See the discussion of our equity line and ATM sales agreement in Note 6 to our unaudited interim consolidated financial statements contained in this report. See also the risk factor titled, Our ability to raise capital may be limited by laws and regulations in Part I, Item 1A. Risk Factors of our 2019 10-K, and the risk factor titled, The sale of our common stock through our ATM sales agreement or our Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline, in Part II, Item 1A. Risk Factors of this report.

In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on our operations and to support our ongoing operations and retain all employees, we applied for a loan under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration, or the SBA. We received a loan of approximately $367,000. The loan matures in April 2022, bears interest at a rate of 1.00% per annum, is payable in equal monthly payments commencing in November 2020 through maturity and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan, including accrued interest, may be forgiven. In September 2020, we submitted our forgiveness application and we requested that the entire amount of the loan, including accrued interest, be forgiven. There can be no assurance that the loan will be forgiven, in whole or in part. Under current SBA guidance, it may take up to 90 days from the date our loan forgiveness application is submitted to the SBA by our lender for the SBA to make a determination with respect to our loan forgiveness application. For further information regarding this loan, see the discussion in Note 8 to our unaudited interim consolidated financial statements contained in this report.
The cash used to fund our operations comes from a variety of sources. During the nine months ended September 30, 2020, we received (1) approximately $10.4 million in net proceeds from sales of shares of our common stock under our ATM sales agreement; (2) approximately $4.1 million in net proceeds from sales of shares of our common stock under our equity line; (3) approximately $2.5 million under an existing grant from the Bill & Melinda Gates Foundation that funded a portion of research and development expenses for DARE-LARC1; (4) approximately $1.8 million upon the exercise of warrants to purchase 1.8 million shares of our common stock; (5) a $1.0 million upfront non-refundable license fee payment under our license agreement with Bayer HealthCare, LLC, (6) approximately $650,000 under an existing grant from the National Institutes of Health that funded a portion of the Ovaprene PCT clinical study costs; and (7) approximately $367,000 in loan proceeds under the PPP. Subsequent to September 30, 2020 and through November 11, 2020, we received (a) approximately $4.1 million in net proceeds from sales of shares of our common stock under our ATM sales agreement; and (b) approximately $398,000 in net proceeds from sales of shares of our common stock under our equity line.
Our primary uses of capital are, and we expect will continue to be, staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license or merger agreements upon the successful achievement of milestones of our product candidates, legal expenses, other regulatory expenses and general overhead costs.

We continue to expect our expenses, and in particular our research and development expenses, for the year ending 2020 to be significantly greater than they were for 2019 as we continue the development of our product candidates, with a focus on DARE-BV1, Sildenafil Cream, 3.6%, Ovaprene, and DARE-HRT1, as discussed above, and as we incur license expenses associated therewith and as milestones associated therewith are achieved. We currently anticipate that, during the first half of 2021, $1.0 million in milestone payments will become payable under the merger agreement pursuant to which we acquired Microchips in November 2019.

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
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our current product candidates. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreement and our equity line, however, when we can effect such sales and the amount of shares we can sell under these agreements depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. We are also currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development and, if approved, commercialization of our product candidates and future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	(16,041,176)	(9,506,797)
Net cash provided by investing activities	(15,246)	—
Net cash provided by financing activities	16,675,911	5,151,702
Effect of exchange rate changes on cash and cash equivalents	(10,182)	(15,674)
Net increase (decrease) in cash and cash equivalents	$609,307	$(4,370,769)
Net cash used in operating activities
Cash used in operating activities for the nine months ended September 30, 2020 included the net loss of $19.0 million, decreased by non-cash stock-based compensation expense of approximately $543,000. Components providing operating cash were a $472,000 increase in accounts payable, a $1.0 million increase in deferred license revenue, a $342,000 decrease in other receivables, a $355,000 increase in accrued expenses, a $159,000 increase in deferred grant funding, a $118,000 decrease in other non-current assets, and a $18,700 increase in prepaid expenses.

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
Net cash provided by financing activities
Cash provided by financing activities for the nine months ended September 30, 2020 included approximately $10.4 million of net proceeds from the sales of an aggregate of 7,916,092 shares of our common stock in "at-the-market" offerings completed during the period, approximately $1.8 million received upon the exercise of warrants to purchase 1.8 million shares of our common stock, approximately $4.1 million of net proceeds from the sales of an aggregate of 3,882,160 shares of common stock under our equity line, and approximately $367,000 in loan proceeds under the PPP.
Cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from the underwritten public offering completed in April 2019.
Net cash used in investing activities
Cash used in investing activities for the nine months ended September 30, 2020 was $15,246. No cash was provided by or used in investing activities for the nine months ended September 30, 2019.
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
At the conclusion of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2020 at the reasonable assurance level.
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
Risks Related to Our Business
The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs.
The COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain a rapidly evolving and uncertain risk to our business, operating results, financial condition and stock price. In large part, the extent to which the pandemic affects us will depend on future developments that are beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, governmental and individual organization actions and policies implemented to reduce transmission of the disease, and the speed with which and degree to which normal economic and operating conditions resume.
The longer the pandemic persists, the greater the potential for significant adverse impact to our business operations and those of the contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third-party consultants and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, and assist with regulatory affairs necessary to advance our programs. Employee and family member illness, increased childcare and elder care responsibilities, and quarantines, travel restrictions, prohibitions on non-essential gatherings, shelter-in-place orders and other similar directives and policies intended to reduce the spread of the disease, may reduce our productivity and that of the third parties on which we rely and may disrupt and delay many aspects of our business, including research and development activities and production and supply of clinical trial materials. As a result of resource constraints, third parties on which we rely may not meet their contractual obligations to us or may allocate constrained resources to projects other than ours, any of which could significantly increase the cost and timelines for our development programs. In addition, the increase in personnel working remotely, both ours and those of the third parties on which we rely, could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could significantly adversely impact our business operations or significantly delay necessary interactions with the FDA and other regulatory agencies, our CROs and CMOs, clinical trial sites, current and potential collaborators, and other third parties.
The pandemic could cause delays in current timelines for our planned clinical studies. As of the date of this report, we expect to report topline data for the Phase 3 study of DARE-BV1 by year-end 2020, and we expect to commence, or continue to conduct, clinical studies such that we can report topline data for the Phase 1 study of DARE-HRT1 and the Phase 2b study of Sildenafil Cream, 3.6% in 2021, and for the pivotal study of Ovaprene in 2022. However, the pandemic may adversely impact these expectations. For example, clinical site initiation and/or patient enrollment may be significantly delayed or suspended as a result of personnel and other resource constraints of healthcare providers, as well as adherence to governmental orders and internal policies intended to reduce the spread of COVID-19. In addition, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings, particularly for non-critical conditions, due to concerns of contracting COVID-19 or due to shelter-in-place and social distancing orders.

In addition, the pandemic has resulted in disruption and volatility in the global capital markets, and while the longer-term economic impact is difficult to assess and predict at this time, it could negatively impact our ability to access additional capital when needed or on terms favorable to us and our stockholders. We currently do not have adequate capital to complete all of our planned clinical studies on our current timelines. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates as currently planned or at all, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses or cease operations, any of which could have a significant negative impact on our prospects and financial condition, as well as the trading price of our common stock.
Further, a key aspect of our business strategy is to seek collaborations with partners, such as large pharmaceutical companies, that are willing to conduct later-stage clinical trials and further develop and commercialize our product candidates. As a result of the pandemic, potential and current partners may experience operational disruptions and financial and other resource constraints and implement new strategic plans that delay or reduce their efforts in the women’s health in general or in our programs in particular, which could adversely affect our ability to enter into or maintain collaborations, strategic alliances or other similar types of arrangements and may result in or contribute to disruption and delays in later-stage clinical development and, if approved, commercial launch of our product candidates. We do not have, and do not currently plan to develop, the internal sales, marketing and distribution infrastructure necessary to independently market and sell our product candidates, if approved.
To help mitigate the impact of the pandemic on our business, we developed a plan with our third-party service providers designed to address the challenges and risks presented by the pandemic on our ongoing clinical trials, and we developed a plan designed to protect the safety, health and well-being of our employees while maintaining employee productivity. However, there can be no assurance that such plans will be effective in mitigating the potential adverse effects of the pandemic on our ongoing clinical trials, on the productivity of our employees or on our business, financial condition and results of operations.
The extent to which the pandemic and efforts to reduce its spread impacts our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy at this time, including new information that may emerge concerning the degree to which COVID-19 is contagious and virulent, the effect of actions taken in the United States and other countries to contain and treat COVID-19, and further actions implemented to contain and treat the disease and its impact, among others.
The pandemic may also have the effect of heightening many of the other risks and uncertainties described the “Risk Factors” section of our 2019 10-K.
Cyber-attacks, security breaches, loss of data and other disruptions to our information technology systems or those of our third-party service providers could compromise sensitive information related to our business, delay or prevent us from accessing critical information or expose us to liability, any of which could adversely affect our business and our reputation.
We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks, the deployment of harmful malware or ransomware, denial of service, and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and those of our third-party service providers, and could compromise the confidentiality, availability and integrity of our data, confidential information, or other intellectual property, all of which are vital to our operations and business strategy. There can be no assurance we will succeed in preventing cyber-attacks or successfully mitigate their effects.

Despite implementing security measures, any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failure. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our product development programs. For example, losing clinical study data from future clinical studies could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. In addition, a security breach or privacy violation that leads to disclosure of personally identifiable information or protected health information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and subject us to litigation or other liability under laws and regulations that protect personal data. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure, which could disrupt our operations. If any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, our product development programs and competitive position may be adversely affected, and the further development of our products may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.

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
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of study data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition. For example, even if we report positive topline data for the DARE-BVFREE study, FDA may still require the conduct of additional efficacy or safety trials before it will accept a DARE-BV1 NDA for filing or approve the NDA.

Risks Related to Ownership of Our Common Stock

The sale of our common stock through our ATM sales agreement or our Purchase Agreement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
In January 2018, we entered into the ATM sales agreement , under which, from time to time, we may offer and sell shares of our common stock. In April 2020, we entered into the Purchase Agreement with Lincoln Park. The purchase price for the shares we may sell under our Purchase Agreement will vary based the market price of our common stock at the time we initiate a sale. Although we have the right to control whether we sell any shares, if at all, under these agreements, and we generally have the right to control the timing and amount of any such sales, we are subject to certain restrictions, including those that limit the number of shares we may sell. For example, based on our current public float, during any 12-month period, we may not sell securities under our shelf registration statement pursuant to General Instruction I.B.6 to Form S-3 having an aggregate market value of more than one-third of our public float, which limits the amount of shares we can sell under the ATM sales agreement. In addition, with respect to the Purchase Agreement, we may not sell more than 4,941,089 shares to Lincoln Park, which we refer to as the Exchange Cap, unless we obtain stockholder approval to issue shares in excess of the Exchange Cap or the average price per share of all sales to Lincoln Park equals or exceeds $1.0117, and we may not sell shares to Lincoln Park if it would result in Lincoln Park beneficially owning more than 9.99% of our then outstanding shares of common stock. Accordingly, we may not be able to utilize the ATM sales agreement or the Purchase Agreement to raise additional capital when, or in the amounts, we desire. However, to the extent we do sell shares of our common stock under these agreements, such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
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

32.2
Certification of principal financial officer pursuant to 18 U.Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Daré Bioscience, Inc.

Date: November 12, 2020	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)