Form 10-Q
period 2021-03-31
Dare Bioscience, Inc.
filed 2021-05-13
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 10, 2021, 49,350,077 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,660,151	$4,669,467
Other receivables	301,835	460,168
Prepaid expenses	1,637,089	1,854,277
Total current assets	9,599,075	6,983,912
Property and equipment, net	31,520	37,930
Other non-current assets	887,858	528,870
Total assets	$10,518,453	$7,550,712
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,471,631	$1,021,333
Accrued expenses	2,519,925	3,359,718
Deferred grant funding	672,430	1,564,553
Note payable	—	367,285
Current portion of contingent consideration	1,000,000	1,000,000
Current portion of lease liabilities	444,448	347,712
Total current liabilities	6,108,434	7,660,601
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	151,786	41,844
Total liabilities	7,260,220	8,702,445
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 47,312,822 and 41,596,253 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,731	4,159
Accumulated other comprehensive loss	(98,229)	(91,388)
Additional paid-in capital	82,106,172	70,366,293
Accumulated deficit	(78,754,441)	(71,430,797)
Total stockholders' equity (deficit)	3,258,233	(1,151,733)
Total liabilities and stockholders' equity (deficit)	$10,518,453	$7,550,712
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating expenses
General and administrative	$1,940,328	$1,861,765
Research and development	5,728,206	2,379,804
License fees	25,000	12,500
Total operating expenses	7,693,534	4,254,069
Loss from operations	(7,693,534)	(4,254,069)
Other income	3	1,821
Gain on extinguishment of note payable	369,887	—
Net loss	$(7,323,644)	$(4,252,248)
Foreign currency translation adjustments	(6,841)	(22,944)
Comprehensive loss	$(7,330,485)	$(4,275,192)
Loss per common share - basic and diluted	$(0.16)	$(0.18)
Weighted average number of common shares outstanding:
Basic and diluted	44,502,582	23,799,396

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three Months Ended March 31, 2021
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2020	41,596,253	$4,159	$70,366,293	$(91,388)	$(71,430,797)	$(1,151,733)
Stock-based compensation	—	—	365,911	—	—	365,911
Issuance of common stock	5,664,069	567	11,323,573	—	—	11,324,140
Issuance of common stock from the exercise of warrants	52,500	5	50,395	—	—	50,400
Net loss	—	—	—	—	$(7,323,644)	(7,323,644)
Foreign currency translation adjustments	—	—	—	(6,841)	—	(6,841)
Balance at March 31, 2021	47,312,822	$4,731	$82,106,172	$(98,229)	$(78,754,441)	$3,258,233

Three Months Ended March 31, 2020
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
Stock-based compensation	—	—	160,841	—	—	160,841
Issuance of common stock	3,308,003	331	5,222,356	—	—	5,222,687
Issuance of common stock from the exercise of warrants	1,699,000	170	1,664,850	—	—	1,665,020
Stock option exercised	10,149	1	—	—	—	1
Net loss	—	—	—	—	(4,252,248)	(4,252,248)
Foreign currency translation adjustments	—	—	—	(22,944)	—	(22,944)
Balance at March 31, 2020	24,700,553	$2,470	$51,612,721	$(125,569)	$(48,275,439)	$3,214,183
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(7,323,644)	$(4,252,248)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	6,410	11,949
Stock-based compensation	365,911	160,841
Non-cash operating lease cost	(24,224)	(55,786)
Gain on extinguishment of notes payable and accrued interest	(369,887)	—
Changes in operating assets and liabilities:
Other receivables	158,333	125,488
Prepaid expenses	217,188	(2,736,149)
Other non-current assets	(128,086)	38,682
Accounts payable	450,298	448,314
Accrued expenses	(837,191)	(408,027)
Deferred grant funding	(892,123)	(930,610)
Deferred license revenue	—	1,000,000
Net cash used in operating activities	(8,377,015)	(6,597,546)
Financing activities:
Net proceeds from issuance of common stock	11,324,140	5,222,687
Proceeds from the exercise of common stock warrants	50,400	1,665,020
Proceeds from the exercise of stock options	—	1
Net cash provided by financing activities	11,374,540	6,887,708
Effect of exchange rate changes on cash and cash equivalents	(6,841)	(22,944)
Net change in cash and cash equivalents	2,990,684	267,218
Cash and cash equivalents, beginning of period	4,669,467	4,780,107
Cash and cash equivalents, end of period	$7,660,151	$5,047,325
Supplemental disclosure of non-cash operating and financing activities:
Forgiveness of Paycheck Protection Program note payable and accrued interest	$369,887	$—
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$308,533	$—

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
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
Since July 2017, the Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates. While the Company will continue to assess opportunities to expand its portfolio, its current focus is on advancing its existing product candidates through mid and late stages of clinical development or approval. The Company's portfolio includes three product candidates in advanced clinical development:
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
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and broader luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy in patients with hormone-receptor positive breast cancer.
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

The Company’s primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance its product candidates through clinical development and regulatory approval. The Company has focused on the advancement of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%, and plans to continue to focus its resources on these product candidates for the remainder of 2021 and in 2022. In the first quarter of 2021, the Company also had significant research and development expenses for its DARE-LARC1 program, substantially all of which were supported by a grant from the Bill & Melinda Gates Foundation.
To date, the Company has not obtained any regulatory approvals for any of its product candidates, commercialized any of its product candidates or generated any revenue. The Company is subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key individuals, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. The Company is also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, and product liability.
The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain an evolving and uncertain risk to the Company's business, operating results, financial condition and stock price. Global vaccination efforts to control the pandemic have been underway for the past several months and the number of vaccinated adults in the U.S. is encouraging. However, uncertainty remains regarding the extent, availability and length of time to vaccinate a meaningful portion of the population, as well as the degree of efficacy of such vaccination efforts on the trajectory of the pandemic, including in light of the multiple variants of the virus that causes COVID-19 circulating globally and within the U.S. Challenges to vaccination efforts and other causes of virus spread may require local, state, federal and foreign governments to reimpose restrictions and/or shutdowns in various geographies. To date, neither government-imposed restrictions or other governmental actions nor the Company's remote working arrangements or those of its third-party service providers and contract manufacturers have materially affected the Company's ability to operate its business, and the Company has been able to advance its portfolio of product candidates in meaningful ways during the pandemic, including by commencing and completing a Phase 3 clinical trial of DARE-BV1 during 2020. However, the effects of the pandemic could have a material adverse impact on the Company's business, operating results and financial condition, including, without limitation, by adversely impacting the Company's ability to raise capital when needed or on terms favorable or acceptable to the Company, and by increasing the anticipated aggregate costs and timelines for the development and marketing approval of the Company's product candidates. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on the Company's business. For example, as it relates to the cost and timelines for the Company's ongoing and planned clinical trials, a spike in hospitalizations in the U.S. due to COVID-19 could cause healthcare industry resources to be diverted from participating in research and development activities for investigational products unrelated to the COVID-19 pandemic or other life threatening diseases and conditions, which could delay the commencement and/or completion of clinical trials for product candidates such as Sildenafil Cream, 3.6% and Ovaprene. Conversely, continued re-opening of the U.S. and global economies may delay enrollment in clinical trials for Sildenafil Cream, 3.6% and Ovaprene as individuals gain more freedom to travel and participate in other activities that have not been available to them since the beginning of the pandemic and may be less inclined to participate in or complete studies that require multiple clinic visits. See also the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part I, ITEM 1A, Risk Factors of the Company's annual report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K, filed with the Securities and Exchange Commission, or SEC, on March 30, 2021.

Going Concern
The Company prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, expects negative cash flows from its operations to continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops and seeks to bring to market its existing product candidates and to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
As of March 31, 2021, the Company had an accumulated deficit of approximately $78.8 million, cash and cash equivalents of approximately $7.7 million, and working capital of approximately $3.5 million. For the three months ended March 31, 2021, the Company incurred a net loss of $7.3 million and had negative cash flow from operations of approximately $8.4 million.
The Company’s primary uses of capital are, and the Company expects will continue to be, staff-related expenses, the cost of clinical trials, preclinical work and regulatory activities related to its product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license agreements and its merger agreement with Microchips Biotech, Inc., or Microchips, upon the successful achievement of milestones of the Company’s product candidates, legal expenses, other regulatory expenses and general overhead costs. The Company’s future funding requirements could also include significant costs related to commercialization of its product candidates, if approved, depending on the type and nature of commercial partnerships or other arrangements the Company establishes.
The Company expects its expenses, and in particular its research and development expenses, to increase significantly in 2021 compared to 2020 as it continues to develop and seek to bring to market its product candidates, with a focus on its later stage candidates DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%.
To date, the Company has not obtained any regulatory approvals for any of its product candidates, commercialized any of its product candidates or generated any revenue, and the Company cannot anticipate if or when it will generate any revenue. The Company has devoted significant resources to acquiring its portfolio of product candidates and to research and development activities for its product candidates. The Company must obtain regulatory approvals to market and sell any of its products in the future. The Company will need to generate sufficient safety and efficacy data on its product candidates for them to receive regulatory approvals and to be attractive assets for potential strategic partners to license or for pharmaceutical companies to acquire, and for the Company to generate cash and other license fees related to such product candidates.

Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The Company needs to raise substantial additional capital to continue to fund its operations and to successfully execute its current operating plan, including the development of its product candidates. The Company is currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances and other similar types of arrangements to cover its operating expenses, including the development of its product candidates and any future product candidates it may license or otherwise acquire. The amount and timing of the Company's capital needs have been and will continue to depend highly on many factors, including the product development programs the Company chooses to pursue and the pace and results of its clinical development efforts. If the Company raises capital through collaborations, strategic alliances or other similar types of arrangements, it may have to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates it would otherwise seek to develop or commercialize. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, particularly in light of the effects that the COVID-19 pandemic has recently had on the capital markets and investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of the Company's existing stockholders, and debt financings may subject the Company to restrictive covenants, operational restrictions and security interests in our assets. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements, and stockholders may lose all or part of their investment in the Company's common stock. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2020 10-K. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or FASB, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented.
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2020 10-K.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other non-current assets, current portion of lease liabilities, and lease liabilities long-term on the Company's condensed consolidated balance sheets.

ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease assets also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. (See Note 6, Leased Properties.)
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2021 and December 31, 2020. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of March 31, 2021 or December 31, 2020.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2021
Current assets:
Cash equivalents (1)	$6,206,377	$—	$—	$6,206,377
Current liabilities:
Current portion of contingent consideration (2)	$—	$—	$1,000,000	$1,000,000
Balance at December 31, 2020
Current assets:
Cash equivalents (1)	$2,823,099	$—	$—	$2,823,099
Other non-current liabilities:
Current portion of contingent consideration (2)	$—	$—	$1,000,000	$1,000,000
(1) Represents the cash held in money market funds.
(2) Represents the estimated fair value of the contingent consideration potentially payable by the Company related to its acquisition of Microchips, as described in Note 3.
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
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of March 31, 2021, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheet at March 31, 2021 and December 31, 2020.
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

3.     LICENSE AND COLLABORATION AGREEMENTS
Out-License Agreements
Bayer HealthCare License Agreement
In January 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Under the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. If Bayer pays an additional $20.0 million to the Company after Bayer receives and reviews the results of the pivotal clinical trial of Ovaprene, which payment Bayer may elect to make in its sole discretion, the license grant to Bayer to develop and commercialize Ovaprene for human contraception in the U.S. becomes effective.
Milestone & Royalty Payments. The Company will be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
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
Catalent JNP License Agreement
In April 2018, the Company entered into an exclusive license agreement with Catalent JNP, Inc. (formerly known as Juniper Pharmaceuticals, Inc., and which the Company refers to as Catalent), under which Catalent granted the Company: (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Catalent, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Catalent to make, have made, use, have used, sell, have sold, import and have imported products and processes. The Company is entitled to sublicense the rights granted to it under this agreement.
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
Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharmaceuticals (formerly known as Orbis Biosciences, and which the Company refers to as Adare), for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ORB-204 and ORB-214, respectively). Under this agreement, the Company paid Adare $300,000 to conduct the first stage of development work, Stage 1, as follows: $150,000 upon signing the agreement; $75,000 at the 50% completion point, not later than 6 months following the date the agreement was signed (which the Company paid in 2018); and $75,000 upon delivery by Adare of the 6-month batch, not later than 11 months following the date the agreement was signed (which the Company paid in 2019).
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
Acquired Products
Microchips Acquisition
In November 2019, the Company acquired Microchips. The Company acquired Microchips to secure the rights to develop an implantable, user-controlled, long-acting reversible contraception method, now known as DARE-LARC1.
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
4.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2021 or March 31, 2020.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Plan, or the Amended 2014 Plan, which provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers and directors, and consultants and advisors. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2021, the number of authorized shares increased by 1,663,850 to 2,168,366, which increase represented 4% of the number of outstanding shares of common stock on such date.

Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan and related information for the three months ended March 31, 2021. The exercise price of all options granted during the three months ended March 31, 2021 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2021, unamortized stock-based compensation expense of $4,651,245 will be amortized over a weighted average period of 3.41 years. At March 31, 2021, 643,666 shares of common stock were reserved for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	2,786,591	$1.16
Granted	1,524,700	2.59
Exercised	—	—
Canceled/forfeited	—	—
Expired	—	—
Outstanding at March 31, 2021	4,311,291	$1.67
Exercisable at March 31, 2021	1,395,046	$1.41
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$115,625	$46,380
General and administrative	$250,286	$114,461
Total	$365,911	$160,841
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three months ended March 31, 2021 are as follows:

Three Months Ended March 31,
Expected life in years	6.0
Risk-free interest rate	0.58%
Expected volatility	122%
Forfeiture rate	0.0%
Dividend yield	0.0%
Weighted-average fair value of options granted	$2.25

5.    STOCKHOLDERS’ EQUITY
2018 ATM Sales Agreement
In January 2018 the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC, or Wainwright, relating to the offering and sale of shares of our common stock from time to time in an "at the market offerings" of equity securities (as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act) through Wainwright, acting as sales agent. In accordance with the agreement, on March 29, 2021, we provided notice to Wainwright to terminate the agreement. The agreement terminated on April 3, 2021. Under the agreement, Wainwright was entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold under the agreement and we provided Wainwright with customary indemnification rights.
During the three months ended March 31, 2021, the Company sold approximately 3.3 million shares of common stock under this agreement for gross proceeds of approximately $7.7 million and incurred offering expenses of approximately $245,000. During the three months ended March 31, 2020, the Company sold approximately 3.3 million shares under this agreement for gross proceeds of approximately $5.4 million and incurred offering expenses of approximately $220,000.
Equity Line

In April 2020, the Company entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company may occur from time to time, at the Company’s sole discretion, subject to certain limitations, until May 19, 2023. On April 22, 2020, in accordance with the Purchase Agreement, the Company issued 285,714 shares of its common stock, or the Commitment Shares, to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement. The Company filed a registration statement on Form S-1 (File No. 333-237954) to register the resale by Lincoln Park of up to 7.5 million shares of the Company's common stock issued or issuable to Lincoln Park under the Purchase Agreement, including the Commitment Shares, and such registration statement was declared effective by the SEC on May 12, 2020. The Company filed a registration statement on Form S-1 (File No. 333-251599) to register the resale by Lincoln Park of up to 6.4 million additional shares of the Company's common stock issued or issuable to Lincoln Park under the Purchase Agreement, and such registration statement was declared effective by the SEC on January 7, 2021.
The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs are amortized and expensed as shares are sold under the Purchase Agreement and as of March 31, 2021 there was approximately $76,000 of unamortized costs. During the three months ended March 31, 2021, the Company sold, and Lincoln Park purchased, 2.4 million shares under the Purchase Agreement for gross proceeds to the Company of approximately $4.0 million and recognized offering expenses of approximately $131,000.
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
During the three months ended March 31, 2021, warrants to purchase an aggregate of 52,500 shares of common stock were exercised for gross proceeds of approximately $50,000. During the three months ended March 31, 2020, warrants to purchase an aggregate of 1,699,000 shares of common stock were exercised for gross proceeds of approximately $1.7 million. As of March 31, 2021, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	12/01/2021
3,737	$120.40	12/06/2021
6,500	$10.00	04/04/2026
1,843,000	$0.96	02/15/2023
1,856,143

6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In January 2021, the Company exercised its option to extend the term of the lease for one year such that the term now expires July 31, 2022.
Microchips, which the Company acquired in November 2019, leases general office space in Lexington, Massachusetts and warehouse space in Billerica, Massachusetts. The Lexington lease commenced on July 1, 2013. In January 2021, the Company entered into an amendment to extend the term of the lease for one year such that the term now expires on September 30, 2022. The Billerica lease commenced on October 1, 2016 and terminates on March 31, 2022.

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
At March 31, 2021, the Company reported operating lease ROU assets of approximately $470,000 in other non-current assets, and $444,000 and $152,000, respectively, in current portion of lease liabilities and lease liabilities long-term on the condensed consolidated balance sheet.
Total operating lease costs were approximately $135,000 and $99,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $112,000 and $128,000 for the three months ended March 31, 2021 and March 31, 2020, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. Further, at March 31, 2021, operating leases had a weighted average remaining lease term of 1.31 years.
As of March 31, 2021, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2021	$349,000
2022	278,000
Total future minimum lease payments	627,000
Less: accreted interest	31,000
Total operating lease liabilities	$596,000

7.    COMMITMENTS AND CONTINGENCIES
Contingent Consideration
In connection with the acquisition of Microchips, the Company agreed to pay contingent consideration based upon the achievement of specified funding, product development and regulatory milestones. The Company recorded $1.0 million in contingent consideration liability associated with milestone payments expected to become payable in the first half of 2021 in its condensed consolidated balance sheet at March 31, 2021. The Company may pay the milestones in cash, shares of the Company's common stock or with some combination of both.
Note Payable
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for and received a loan of $367,285 under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration, or the SBA. Under the terms of the PPP, the loan proceeds could be used for "qualifying expenses" and, subject to specified limitations in the CARES Act and under the terms of the PPP, certain amounts of the loan, including accrued interest, may be forgiven if used for qualifying expenses. In January 2021, the Company was notified that the principal balance of its PPP loan and all accrued interest, which together totaled $369,887, were fully forgiven by the SBA. The Company recorded a gain on extinguishment of note payable and debt forgiveness income with respect to such loan forgiveness in the first quarter of 2021.
8.    GRANT AWARDS
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
Ovaprene

Since 2018, the Company has received approximately $1.9 million of grant funding from the Eunice Kennedy Shriver National Institute of Child Health and Human Development, a division of the NIH, for clinical development efforts supporting Ovaprene. The final notice of award the Company received was for approximately $731,000 in April 2020, substantially all of which has been funded to date.
The Company recorded credits to research and development expense for costs related to the NIH award of an immaterial amount for the three months ended March 31, 2021 and approximately $293,000 for the three months ended March 31, 2020.
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

The Company recorded credits to research and development expense for costs related to the NIH award of approximately $14,000 during the three months ended March 31, 2021. At March 31, 2021, the Company recorded a receivable of approximately $14,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
Bill & Melinda Gates Foundation
The Company's wholly-owned subsidiary, Microchips, has a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, relating to the development of the pre-clinical stage contraceptive candidate, DARE-LARC1. Expenses eligible for grant funding must be incurred, tracked and reported to the Foundation. Microchips received grant funding payments of approximately $2.9 million in 2019 and $2.5 million in 2020. At March 31, 2021, grant funding payments associated with research and development expenses for DARE-LARC1 not yet incurred totaled approximately $0.7 million and are recorded as deferred grant funding liability in the Company's condensed consolidated balance sheet.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2021	2020
Stock options	4,311,291	2,586,626
Warrants	1,856,143	2,034,643
Total	6,167,434	4,621,269
10.    SUBSEQUENT EVENTS

2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Leerink LLC to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Leerink acts as the Company's agent. Under the sales agreement, the Company may issue and sell up to $50.0 million of shares of its common stock. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Any shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated April 7, 2021 filed with the SEC on April 8, 2021.

Sales of Common Stock

Between April 1, 2021 and May 10, 2021, the Company sold an aggregate of approximately 1.8 million shares of common stock under its ATM equity offering program and its equity line for aggregate net proceeds of approximately $2.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 10-K, filed with the Securities and Exchange Commission, or SEC, on March 30, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2020 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical-stage candidates. While we will continue to assess opportunities to expand our portfolio, our current focus is on advancing our existing product candidates through mid and late stages of clinical development or approval. Our portfolio includes three product candidates in advanced clinical development:
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
Our portfolio also includes three product candidates in Phase 1 clinical development or that we believe are Phase 1-ready:
•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring, or IVR, for the treatment of menopausal symptoms, including vasomotor symptoms, as part of a hormone therapy following menopause;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and broader luteal phase support as part of an in vitro fertilization treatment plan; and

•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy in patients with hormone-receptor positive breast cancer.
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
Our primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance our portfolio of product candidates through clinical development and regulatory approval. We have focused on the advancement of DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%, and plan to continue to focus our resources on these product candidates for the remainder of 2021 and in 2022. In the first quarter of 2021, we also had significant research and development expenses for our DARE-LARC1 program, substantially all of which were supported by a grant from the Bill & Melinda Gates Foundation.
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
The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain an evolving and uncertain risk to our business, operating results, financial condition and stock price. Global vaccination efforts to control the pandemic have been underway for the past several months and the number of vaccinated adults in the U.S. is encouraging. However, uncertainty remains regarding the extent, availability and length of time to vaccinate a meaningful portion of the population, as well as the degree of efficacy of such vaccination efforts on the trajectory of the pandemic, including in light of the multiple variants of the virus that causes COVID-19 circulating globally and within the U.S. Challenges to vaccination efforts and other causes of virus spread may require local, state and federal and foreign governments to reimpose restrictions and/or shutdowns in various geographies. To date, neither government-imposed restrictions or other governmental actions nor our remote working arrangements or those of our third-party service providers and contract manufacturers have materially affected our ability to operate our business, and we have been able to advance our portfolio of product candidates in meaningful ways during the pandemic, including by commencing and completing a Phase 3 clinical trial of DARE-BV1 during 2020. However, the effects of the pandemic could have a material adverse impact on our business, operating results and financial condition, including, without limitation, by adversely impacting our ability to raise capital when needed or on terms favorable or acceptable to us, and by increasing the anticipated aggregate costs and timelines for the development and marketing approval of our product candidates. For example, as it relates to the cost and timelines for our ongoing and planned clinical trials, a spike in hospitalizations in the U.S. due to COVID-19 could cause healthcare industry resources to be diverted from participating in research and development activities for investigational products unrelated to the COVID-19 pandemic or other life threatening diseases and conditions, which could delay the commencement and/or completion of clinical trials for product candidates such as Sildenafil Cream, 3.6% and Ovaprene. Conversely, continued re-opening of the U.S. and global economies may delay enrollment in clinical trials for Sildenafil Cream, 3.6% and Ovaprene as individuals gain more freedom to travel and participate in other activities that have not been available to them since the beginning of the pandemic and may be less inclined to participate in or complete studies that require multiple clinic visits. See also the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part I, Item 1A. Risk Factors of our 2020 10-K.

Clinical Stage Product Candidates
DARE-BV1
In December 2020, we announced positive topline results from our DARE-BVFREE Phase 3 clinical trial of DARE-BV1 for the treatment of bacterial vaginosis. The study met its primary endpoint, demonstrating that a single administration of DARE-BV1 was superior to placebo as a primary therapeutic intervention for women diagnosed with bacterial vaginosis. We plan to submit a new drug application, or NDA, to the FDA for DARE-BV1 for the treatment of bacterial vaginosis by the end of the second quarter of 2021. We have requested an application fee waiver for the NDA submission, using the small business eligibility criteria available under the Prescription Drug User Fee Act, or PDUFA, and anticipate that the FDA will grant that fee waiver. We intend to request priority review status for the NDA upon submission, which, if granted, could allow for a review period of six months from the FDA's receipt of our NDA submission, rather than the 10-month review period for non-priority submissions. Assuming we submit our DARE-BV1 NDA in the second quarter of 2021, the FDA grants priority review and sets a goal date for a decision, or a PDUFA date, within approximately six months from the NDA submission date, and the FDA approves the NDA in 2021, we would expect a commercial launch of DARE-BV1 in the United States in the first half of 2022. Ongoing strategic discussions and other activities to support a robust market introduction of the product in 2022, if approved, are underway, and we intend to finalize and announce the commercialization strategy for DARE-BV1 in the U.S. this year. Commercialization arrangements for DARE-BV1 may include granting pharmaceutical companies with other commercial products in women's health out-licenses to exclusively market, sell and distribute the product, if approved, in specific geographies, engaging commercial sales organizations to utilize their internal sales organizations and other commercial functions for market access, marketing, distribution, and other related services, or assembling a hybrid of these potential options to co-promote the product.
Ovaprene
Based on the positive results of our postcoital test (PCT) clinical trial of Ovaprene, and with the support of Bayer under the commercial license agreement we executed in January 2020, we are conducting activities to support submission of an Investigational Device Exemption application, or IDE, to the FDA in the fourth quarter of 2021 for a pivotal clinical study of Ovaprene. We are designing the study to evaluate the safety and efficacy of Ovaprene to prevent pregnancy when used over a period of at least six months and up to approximately 12 months by approximately 250 women. We will seek to confirm alignment with the FDA on the study's design prior to commencement. We believe that the development activities we are conducting prior to commencement of the planned pivotal study will continue to advance this program and enable a study start by the first quarter of 2022 and a six-month safety and efficacy data readout by year-end 2022. If the planned pivotal clinical study is successful, we expect the study's data to support a pre-market approval submission to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.
Sildenafil Cream, 3.6%
In March 2021, we announced initiation of our Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% in women with FSAD. During the Phase 2b RESPOND clinical trial, subjects will use Sildenafil Cream, 3.6% and placebo cream in their home setting and will document genital arousal symptoms and distress using patient reported outcome instruments. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The Phase 2b RESPOND trial is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period. The study is expected to randomize 400 to 590 subjects into the double-blind dosing period at 40 to 50 clinical sites in the U.S. to ensure a total of 300 (150:150) to 440 (220:220) subjects complete the 12-week double-blind dosing period. The final size of the study will be determined by a single interim analysis for unblinded sample size re-estimation, based on the study’s adaptive design. An adaptive design implemented in accordance with the FDA’s Guidance for Industry on adaptive designs for clinical trials of drugs mitigates the risk of the study being underpowered if the true treatment effect and variability are significantly different from estimates based on published data but are still clinically meaningful. We are targeting reporting topline data from the clinical trial by year-end 2021. Our target timeline for topline data readout of the Phase 2b RESPOND clinical trial assumes that enrollment proceeds successfully and that an increase in sample size above 400 randomized subjects is not required. We anticipate that the aggregate costs of the Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% will be between approximately $15.0 to $17.0 million, not all of which will be payable in fiscal 2021.

DARE-HRT1
In July 2020, our wholly-owned Australian subsidiary commenced a Phase 1 open-label, three-arm, parallel group clinical study of DARE-HRT1 in Australia to evaluate the pharmacokinetics, or PK, and safety of DARE-HRT1 in approximately 30 healthy, post-menopausal women, at specialty women's health sites in Australia. The primary objective of the study is to describe the PK parameters of two different dose combinations (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) over 28 days. Secondary endpoints of the study include assessing the safety and tolerability of DARE-HRT1 and comparing the exposure of estradiol, estrone, and progesterone of DARE-HRT1 over 28 days against a daily combination of oral estrogen (Estrofem®) and oral progesterone (Prometrium®). We completed enrollment in the study in March 2021 and anticipate reporting topline data from the clinical study in the second quarter of 2021.
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic. See the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part I, Item 1A. Risk Factors of our 2020 10-K.

Recent Events

Commencement of Phase 2b Clinical Trial of Sildenafil Cream, 3.6%
As discussed above, in March 2021, we announced commencement of our Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% for the treatment of female sexual arousal disorder, and we are targeting reporting topline data by year-end 2021.
2021 ATM Sales Agreement
In April 2021, we entered into a sales agreement, the Sales Agreement, with SVB Leerink LLC to sell shares of our common stock from time to time through an "at-the-market," or ATM, equity offering program under which SVB Leerink acts as our sales agent. Under the Sales Agreement, we may issue and sell up to $50.0 million of shares of our common stock. We have no obligation to sell any shares under the Sales Agreement, and we may suspend solicitation and offers under the Sales Agreement for any reason in our sole discretion. We agreed to pay a commission equal to 3% of the gross proceeds from sales of shares under the Sales Agreement to the sales agent, plus certain of its legal expenses. Any shares of our common stock sold under the Sales Agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021 and the prospectus supplement to that prospectus, dated April 7, 2021 and filed with the SEC on April 8, 2021.

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
•milestones payments under our in-licensing arrangements and our merger agreement with Microchips Biotech, Inc., or Microchips, that we incur, or the incurrence of which we deem probable;
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
Conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not obtain regulatory approval for any product candidate on a timely or cost-effective basis or at all. The probability of success of our product candidates may be affected by numerous factors, including clinical results and data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we cannot accurately determine the duration and completion costs of development projects or when and to what extent we will generate revenue from the commercialization of any of our product candidates.
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

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our 2020 10-K, and Note 2 to our unaudited condensed consolidated financial statements contained in this report.
Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Change
	2021	2020	$
Operating expenses:
General and administrative	$1,940,328	$1,861,765	$78,563
Research and development	5,728,206	2,379,804	3,348,402
License fees	25,000	12,500	12,500
Total operating expenses	7,693,534	4,254,069	3,439,465
Loss from operations	(7,693,534)	(4,254,069)	(3,439,465)
Other income	3	1,821	(1,818)
Gain on extinguishment of note payable	369,887	—	369,887
Net loss	$(7,323,644)	$(4,252,248)	$(3,071,396)
Other comprehensive loss:
Foreign currency translation adjustments	(6,841)	(22,944)	16,103
Comprehensive loss	$(7,330,485)	$(4,275,192)	$(3,055,293)

Revenues
We did not recognize any revenues for either of the three months ended March 31, 2021 or 2020.
General and administrative expenses
The increase of $78,563 in general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to increases in personnel costs of approximately $190,000 and in stock-based compensation expense of approximately $136,000, partially offset by decreases in expenses for professional services of approximately $253,000.
As previously reported, we expect an increase in general and administrative expenses of approximately 10% to 15% in 2021 compared to 2020, primarily due to increased personnel expenses and other general corporate overhead, and our 2021 general and administrative expenses could also include significant costs related to commercial readiness activities for DARE-BV1 depending on the type and nature of commercial partnership we establish for DARE-BV1 in the U.S., which if incurred, could increase our 2021 general and administrative expenses above our current expectation.

Research and development expenses
The increase of $3.3 million in research and development expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to increases in costs related to development activities of approximately: (i) $2.0 million in costs related to development activities for our lead clinical-stage product candidates, primarily driven by the Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene and DARE-BV1; and (ii) $1.0 million in costs related to development activities for our Phase 1 and Phase 1-ready programs, primarily DARE-HRT1.
As previously reported, we expect research and development expenses to increase significantly in 2021 as we continue to develop our product candidates and seek FDA approval for DARE-BV1, and we expect our research and development spend to vary across our fiscal quarters and that our research and development spend during the balance of 2021 will be greater than the spend in the first quarter. If we advance our programs as currently planned, our research and development expenses for 2021 could be more than double our research and development expenses for 2020. Our 2021 research and development expenses could include up to $4.5 million in milestone payments under license agreements related to certain of our product candidates payable by us to our third-party licensors and up to $1.0 million in contingent consideration and $250,000 in milestone payments under our merger agreement with Microchips, all or any portion of which we may elect to pay to the former stockholders of Microchips in shares of our common stock. The pace and extent of our research and development activities and, therefore, our research and development spend, will depend on our cash resources. In regard to Sildenafil Cream, 3.6%, we anticipate that the costs of the planned Phase 2b clinical study will be approximately $15.0 to $17.0 million, not all of which will be payable in fiscal 2021.
License fees
For the three months ended March 31, 2021 we accrued $25,000 of the $100,000 annual license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the three months ended March 31, 2020 we accrued $12,500 of the $50,000 license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income and gain on extinguishment of note payable
The decrease of $1,818 in other income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to a decrease in interest earned on cash balances in the current period.
In January 2021, we were notified that the principal balance of our PPP loan and all accrued interest, which together totaled $369,887, was fully forgiven by the SBA. We recorded a gain on extinguishment of note payable and debt forgiveness income with respect to such loan forgiveness in the first quarter of 2021.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for at least the next several years as we develop and seek to bring to market our existing product candidates and to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
At March 31, 2021, our accumulated deficit was approximately $78.8 million, our cash and cash equivalents were approximately $7.7 million, and our working capital was approximately $3.5 million. We incurred a loss from operations of approximately $7.3 million, and had negative cash flow from operations of approximately $8.4 million during the three months ended March 31, 2021.

Our primary uses of capital are, and we expect will continue to be, staff-related expenses, the cost of clinical trials, non-clinical activities and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license agreements and our merger agreement with Microchips upon the successful achievement of milestones of our product candidates, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type and nature of commercial partnerships we establish.
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
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources. During the three months ended March 31, 2021, we received approximately $7.4 million of net proceeds the from sales of approximately 3.3 million shares of our common stock under our ATM sales agreement, approximately $3.8 million of net proceeds from the sales of 2.4 million shares of our common stock under our equity line, and approximately $50,000 upon the exercise of warrants. Subsequent to March 31, 2021 and through May 10, 2021, we received approximately $2.6 million in aggregate net proceeds from sales of approximately 1.8 million shares of our common stock under our ATM sales agreement and our equity line.
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our product candidates. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreement and our equity line, however, when we can effect such sales and the amount of shares we can sell under these agreements depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. We are also currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development and, if approved, commercialization of our product candidates and future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(8,377,015)	$(6,597,546)
Net cash provided by financing activities	11,374,540	6,887,708
Effect of exchange rate changes on cash and cash equivalents	(6,841)	(22,944)
Net increase in cash and cash equivalents	$2,990,684	$267,218
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2021 included the net loss of $7.3 million, decreased by non-cash stock-based compensation expense of approximately $366,000 and increased by the non-cash gain on extinguishment of the Paycheck Protection Program note payable and accrued interest of $369,887. Components providing operating cash were an increase in accounts payable of approximately $450,000, a decrease in prepaid expenses of approximately $217,000, and a decrease in other receivables of approximately $158,000. Components reducing operating cash were a decrease in deferred grant funding of approximately $892,000 and a decrease in accrued expenses of approximately $837,000, and an increase in other non-current assets of approximately $128,000.
Cash used in operating activities for the three months ended March 31, 2020 included the net loss of $4.3 million, decreased by non-cash stock-based compensation expense of $161,000. Components providing operating cash were a $448,000 increase in accounts payable, an increase of $1.0 million in deferred license revenue and a decrease in other receivables of $125,000. Components reducing operating cash were a $2.7 million increase in prepaid expenses, a $408,000 decrease in accrued expenses and a $931,000 decrease in deferred grant funding.
Net cash provided by financing activities
Cash provided by financing activities for the three months ended March 31, 2021 and 2020 consisted of approximately $11.3 million and $6.9 million in the aggregate, respectively, primarily from sales of our common stock under our ATM sales agreement and our equity line during the current year period, and primarily from sales of shares of our common stock under our ATM sales agreement and upon the exercise of warrants during the prior period.
Net cash used in investing activities
No cash was provided by or used in investing activities for the three months ended March 31, 2021 and March 31, 2020.
License and Royalty Agreements
We have committed to make various royalty and milestone payments under the product license and development agreements related to DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%, and under the other agreements related to our other clinical and preclinical candidates. For further discussion of these potential payments, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
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
At the conclusion of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2021 at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of the date of filing this report, there is no material pending legal proceeding to which we are a party or of which any of our property is subject, and management is not aware of any contemplated proceeding by any governmental authority against us.
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2020 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2020 10-K.
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

Daré Bioscience, Inc.

Date: May 13, 2021	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)