Form 10-Q
period 2021-06-30
Dare Bioscience, Inc.
filed 2021-08-12
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 9, 2021, 70,521,979 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part II, Item 1A, "Risk Factors", in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:
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
•Dependence on third parties to commercialize, or assist us in commercializing, our products, when and if any receive regulatory approval.
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,111,741	$4,669,467
Other receivables	2,955,425	460,168
Prepaid expenses	1,992,054	1,854,277
Total current assets	14,059,220	6,983,912
Property and equipment, net	24,907	37,930
Other non-current assets	738,283	528,870
Total assets	$14,822,410	$7,550,712
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$216,043	$1,021,333
Accrued expenses	4,369,901	3,359,718
Deferred grant funding	—	1,564,553
Note payable	—	367,285
Contingent consideration	1,000,000	1,000,000
Current portion of lease liabilities	418,946	347,712
Total current liabilities	6,004,890	7,660,601
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	73,516	41,844
Total liabilities	7,078,406	8,702,445
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 57,409,523 and 41,596,253 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,741	4,159
Accumulated other comprehensive loss	(107,109)	(91,388)
Additional paid-in capital	95,762,564	70,366,293
Accumulated deficit	(87,917,192)	(71,430,797)
Total stockholders' equity (deficit)	7,744,004	(1,151,733)
Total liabilities and stockholders' equity (deficit)	$14,822,410	$7,550,712
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses
General and administrative	$1,797,637	$1,557,548	$3,737,965	$3,419,313
Research and development	7,340,289	5,547,450	13,068,495	7,927,254
License fees	25,000	20,833	50,000	33,333
Total operating expenses	9,162,926	7,125,831	16,856,460	11,379,900
Loss from operations	(9,162,926)	(7,125,831)	(16,856,460)	(11,379,900)
Other income	175	1,618	178	3,439
Gain on extinguishment of note payable	—	—	$369,887	—
Net loss	$(9,162,751)	$(7,124,213)	$(16,486,395)	$(11,376,461)
Foreign currency translation adjustments	(8,880)	12,090	(15,721)	(10,854)
Comprehensive loss	$(9,171,631)	$(7,112,123)	$(16,502,116)	$(11,387,315)
Loss per common share - basic and diluted	$(0.18)	$(0.27)	$(0.35)	$(0.45)
Weighted average number of common shares outstanding:
Basic and diluted	50,436,593	26,710,750	47,485,980	25,255,073

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Six Months Ended June 30, 2021
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2020	41,596,253	$4,159	$70,366,293	$(91,388)	$(71,430,797)	$(1,151,733)
Stock-based compensation	—	—	365,911	—	—	365,911
Issuance of common stock, net of issuance costs	5,664,069	567	11,323,573	—	—	11,324,140
Issuance of common stock from the exercise of warrants	52,500	5	50,395	—	—	50,400
Net loss	—	—	—	—	$(7,323,644)	(7,323,644)
Foreign currency translation adjustments	—	—	—	(6,841)	—	(6,841)
Balance at March 31, 2021	47,312,822	$4,731	$82,106,172	$(98,229)	$(78,754,441)	$3,258,233
Stock-based compensation	—	—	405,478	—	—	405,478
Issuance of common stock, net of issuance costs	10,096,701	1,010	13,250,914	—	—	13,251,924
Net loss	—	—	—	—	(9,162,751)	(9,162,751)
Foreign currency translation adjustments	—	—	—	(8,880)	—	(8,880)
Balance at June 30, 2021	57,409,523	$5,741	$95,762,564	$(107,109)	$(87,917,192)	$7,744,004

Six Months Ended June 30, 2020
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
Stock-based compensation	—	—	160,841	—	—	160,841
Issuance of common stock, net of issuance costs	3,308,003	331	5,222,356	—	—	5,222,687
Issuance of common stock from the exercise of warrants	1,699,000	170	1,664,850	—	—	1,665,020
Stock option exercised	10,149	1	—	—	—	1
Net loss	—	—	—	—	(4,252,248)	(4,252,248)
Foreign currency translation adjustments	—	—	—	(22,944)	—	(22,944)
Balance at March 31, 2020	24,700,553	$2,470	$51,612,721	$(125,569)	$(48,275,439)	$3,214,183
Stock-based compensation	—	—	186,859	—	—	186,859
Issuance of common stock, net of issuance costs	3,823,451	382	4,021,954	—	—	4,022,336
Net loss	—	—	—	—	(7,124,213)	(7,124,213)
Foreign currency translation adjustments	—	—	—	12,090	—	12,090
Balance at June 30, 2020	28,524,004	$2,852	$55,821,534	$(113,479)	$(55,399,652)	$311,255
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2021	2020
Operating activities:
Net loss	$(16,486,395)	$(11,376,461)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	13,023	23,929
Stock-based compensation	771,389	347,700
Non-cash operating lease cost	(45,270)	(90,080)
Gain on extinguishment of notes payable and accrued interest	(369,887)	—
Changes in operating assets and liabilities:
Other receivables	(2,495,256)	378,077
Prepaid expenses	(137,777)	(1,144,246)
Other non-current assets	(61,237)	78,513
Accounts payable	(805,291)	630,899
Accrued expenses	1,012,785	(457,901)
Deferred grant funding	(1,564,553)	(74,894)
Deferred license revenue	—	1,000,000
Net cash used in operating activities	(20,168,469)	(10,684,464)
Investing activities:
Purchases of property and equipment	—	(15,246)
Net cash used in investing activities	—	(15,246)
Financing activities:
Net proceeds from issuance of common stock	24,576,064	9,245,023
Proceeds from the exercise of common stock warrants	50,400	1,665,020
Proceeds from the exercise of stock options	—	1
Proceeds from issuance of note payable	—	367,285
Net cash provided by financing activities	24,626,464	11,277,329
Effect of exchange rate changes on cash and cash equivalents	(15,721)	(10,854)
Net change in cash and cash equivalents	4,442,274	566,765
Cash and cash equivalents, beginning of period	4,669,467	4,780,107
Cash and cash equivalents, end of period	$9,111,741	$5,346,872
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$308,533	$—

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
•Ovaprene®, a novel, hormone-free, monthly contraceptive; and
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder.
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
In addition, the Company's portfolio includes these pre-clinical stage product candidates:
•DARE-LARC1, a contraceptive implant with a woman-centered design that has the potential to be a long-acting, convenient and user-controlled contraceptive option;
•ADARE-204 and ADARE-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
The Company’s primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance its product candidates through clinical development and regulatory approval. The Company has focused on the advancement of DARE-BV1, Ovaprene, and Sildenafil Cream, 3.6%.

To date, the Company has not obtained any regulatory approvals for any of its product candidates, commercialized any of its product candidates or generated any revenue. The Company is subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key employees, dependence on third-party collaborators and service providers, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. The Company is also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, and product liability.
The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain an evolving and uncertain risk to the Company's business, operating results, financial condition and stock price. Challenges to vaccination efforts, variants of the virus that causes COVID-19 circulating globally, including within the U.S., and other causes of virus spread have resulted in, and may continue to result in, local, state, federal and foreign governments reimposing restrictions in various geographies. To date, neither government-imposed restrictions or other governmental actions nor the Company's remote working arrangements or those of its third-party service providers and contract manufacturers have materially affected the Company's ability to operate its business, and the Company has been able to advance its portfolio of product candidates in meaningful ways during the pandemic, including by commencing and completing a Phase 3 clinical trial of DARE-BV1 during 2020. However, the effects of the pandemic could have a material adverse impact on the Company's business, operating results and financial condition, including, without limitation, by increasing the anticipated aggregate costs and timelines for the development and marketing approval of the Company's product candidates. For example, the pace of enrollment of participants in the Company's ongoing clinical trial for Sildenafil Cream, 3.6% at certain sites has recently declined because of those sites adhering to governmental guidelines recommending reductions or changes in their operations intended to reduce the spread of COVID-19. The commencement and/or completion of clinical trials for the Company's product candidates, including Ovaprene, could also be delayed for similar reasons or because of individuals being less inclined to participate in or complete trials that require multiple clinic visits as a result of increased transmissibility of the virus that causes COVID-19 or due to a spike in hospitalizations in the U.S. that causes healthcare industry resources to be diverted from participating in research and development activities for investigational products unrelated to COVID-19 or because the operations of contract manufacturers of clinical supplies are disrupted due to the effects of COVID-19 and are unable to fulfill the Company's needs. Conversely, continued re-opening of the U.S. and global economies may delay enrollment in clinical trials for Sildenafil Cream, 3.6% and Ovaprene as individuals gain more freedom to travel and participate in other activities that have not been available to them since the beginning of the pandemic and may be less inclined to participate in or complete studies that require multiple clinic visits. In addition, the effects of the pandemic could adversely impact the Company's ability to raise capital when needed or on terms favorable or acceptable to the Company. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on the Company's business. See also the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, ITEM 1A, Risk Factors, of this report.
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
As of June 30, 2021, the Company had an accumulated deficit of approximately $87.9 million, cash and cash equivalents of approximately $9.1 million, and working capital of approximately $8.1 million. For the six months ended June 30, 2021, the Company incurred a net loss of $16.5 million and had negative cash flow from operations of approximately $20.2 million.

The Company’s primary uses of capital are, and the Company expects will continue to be, staff-related expenses, the cost of clinical trials, preclinical work and regulatory activities related to its product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license agreements and merger agreements upon the successful achievement of milestones of the Company’s product candidates, legal expenses, other regulatory expenses and general overhead costs. The Company’s future funding requirements could also include significant costs related to commercialization of its product candidates, if approved, depending on the type and nature of commercial partnerships or other arrangements the Company establishes.
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
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The Company needs to raise substantial additional capital to continue to fund its operations and to successfully execute its current operating plan, including the development of its product candidates. The Company is currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances and other similar types of arrangements to cover its operating expenses, including the development of its product candidates and any future product candidates it may license or otherwise acquire. The amount and timing of the Company's capital needs have been and will continue to depend highly on many factors, including the product development programs the Company chooses to pursue and the pace and results of its clinical development efforts. If the Company raises capital through collaborations, strategic alliances or other similar types of arrangements, it may have to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates it would otherwise seek to develop or commercialize. There can be no assurances that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders, including because developments in the COVID-19 pandemic could adversely impact investor sentiment. In addition, equity or debt financings may have a dilutive effect on the holdings of the Company's existing stockholders, and debt financings may subject the Company to restrictive covenants, operational restrictions and security interests in its assets. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its condensed consolidated financial statements, and stockholders may lose all or part of their investment in the Company's common stock. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.

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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2021 and December 31, 2020. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of June 30, 2021 or December 31, 2020.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2021
Current assets:
Cash equivalents (1)	$7,666,170	$—	$—	$7,666,170
Current liabilities:
Current portion of contingent consideration (2)	$—	$—	$1,000,000	$1,000,000
Balance at December 31, 2020
Current assets:
Cash equivalents (1)	$2,823,099	$—	$—	$2,823,099
Other non-current liabilities:
Current portion of contingent consideration (2)	$—	$—	$1,000,000	$1,000,000
(1) Represents the cash held in money market funds.
(2) Represents the estimated fair value of the contingent consideration potentially payable by the Company related to an acquisition completed in November 2019, as described in Note 3.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
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
License Fees. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has not recognized any license fee revenue.

Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue.
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of June 30, 2021, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheet at June 30, 2021 and December 31, 2020.
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
Milestone Payments. The Company will pay to MilanaPharm (1) up to $300,000 in the aggregate upon achievement of certain clinical and regulatory development milestones, $50,000 of which was paid during the second quarter of 2020, and (2) up to $1.75 million in the aggregate upon achieving certain commercial sales milestones. See Note 10.
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
Milestone Payments. The Company will pay Hammock up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $250,000 of which was paid during the second quarter of 2021.
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
Milestone Payments. The Company must make potential future development and sales milestone payments of (1) up to $13.5 million in the aggregate upon achieving certain clinical and regulatory milestones, and (2) up to $30.3 million in the aggregate upon achieving certain commercial sales milestones for each product or process covered by the licenses granted under the agreement. See Note 10.
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
Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharmaceuticals (formerly known as Orbis Biosciences, and which the Company refers to as Adare), for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (ADARE-204 and ADARE-214, respectively). Under this agreement, the Company paid Adare $300,000 to conduct the first stage of development work, Stage 1, as follows: $150,000 upon signing the agreement; $75,000 at the 50% completion point, not later than 6 months following the date the agreement was signed (which the Company paid in 2018); and $75,000 upon delivery by Adare of the 6-month batch, not later than 11 months following the date the agreement was signed (which the Company paid in 2019).
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
The agreement provides the Company with an option to enter into a license agreement for ADARE-204 and ADARE-214 should development efforts be successful.

Acquired Products
MBI Acquisition
In November 2019, the Company acquired Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, to secure the rights to develop a long-acting reversible contraception method that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1.
The Company issued an aggregate of 2,999,990 shares of its common stock to the holders of shares of MBI's capital stock outstanding immediately prior to the effective time of the merger. The transaction was valued at $2.4 million, based on the fair value of the 2,999,990 shares issued at $0.79 per share, which was the closing price per share of the Company's common stock on the date of closing. The shares were issued in exchange for MBI’s cash and cash equivalents of $6.1 million, less net liabilities of $3.5 million and transaction costs of $202,000, which was allocated based on the relative fair value of the assets acquired and liabilities assumed.
The Company also agreed to pay the following additional consideration to the former MBI stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1. On June 30, 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was recorded on the Company's consolidated balance sheets in accrued expenses. See Notes 7 and 10.
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
4.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2021 or June 30, 2020.

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
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan and related information for the six months ended June 30, 2021. The exercise price of all options granted during the six months ended June 30, 2021 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2021, unamortized stock-based compensation expense of $4,391,749 will be amortized over a weighted average period of 3.06 years. At June 30, 2021, 298,291 shares of common stock were reserved for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	2,786,591	$1.16
Granted	1,870,075	2.38
Exercised	—	—
Canceled/forfeited	—	—
Expired	—	—
Outstanding at June 30, 2021	4,656,666	$1.65
Exercisable at June 30, 2021	1,801,414	$1.40
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$129,397	$59,713	$245,022	$106,093
General and administrative	$276,081	$127,146	$526,367	$241,607
Total	$405,478	$186,859	$771,389	$347,700

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the six months ended June 30, 2021 are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Expected life in years	5.7	6.0
Risk-free interest rate	0.87%	0.64%
Expected volatility	124%	122%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.26	$2.06
5.    STOCKHOLDERS’ EQUITY
April 2021 ATM Sales Agreement
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
During the three months ended June 30, 2021, the Company sold approximately 7.7 million shares of common stock under this agreement for gross proceeds of approximately $10.7 million and incurred offering expenses of approximately $363,000.
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
During the six months ended June 30, 2021, the Company sold approximately 3.3 million shares of common stock under this agreement for gross proceeds of approximately $7.7 million and incurred offering expenses of $245,000. During the six months ended June 30, 2020, the Company sold approximately 6.0 million shares under this agreement for gross proceeds of approximately $8.4 million and incurred offering expenses of approximately $338,000.

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
The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs are amortized and expensed as shares are sold under the Purchase Agreement and as of June 30, 2021 there were no unamortized costs. During the six months ended June 30, 2021, the Company sold, and Lincoln Park purchased, 4.8 million shares under the Purchase Agreement for gross proceeds to the Company of approximately $7.0 million and recognized offering expenses of approximately $207,000. As of June 30, 2021, the Company has sold and Lincoln Park has purchased a total of $15.0 million of the Company's common stock under the Purchase Agreement, and no more shares of common stock may be sold by the Company to Lincoln Park under the Purchase Agreement.
Common Stock Warrants
In February 2018, the Company closed an underwritten public offering in connection with which the Company issued to the investors in that offering warrants exercisable through February 2023 and that initially had an exercise price of $3.00 per share. The warrants include a price-based anti-dilution provision, which provides that, subject to certain limited exceptions, the exercise price of the warrants will be reduced each time the Company issues or sells (or is deemed to issue or sell) securities for a net consideration per share less than the exercise price of those warrants in effect immediately prior to such issuance or sale. In addition, subject to certain exceptions, if the Company issues, sells or enters into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of the Company’s common stock, the warrant holders have the right to substitute such variable price for the exercise price of the warrant then in effect. These warrants are exercisable only for cash, unless a registration statement covering the shares issued upon exercise of the warrants is not effective, in which case the warrants may be exercised on a cashless basis. A registration statement covering the shares issued upon exercise of the warrants is currently effective. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the grant date. The Company early adopted ASU 2017-11 as of January 1, 2018 and recorded the fair value of the warrants as equity.
In April 2019 and July 2020, in accordance with the price-based anti-dilution provision discussed above, the exercise price of these warrants was automatically reduced to $0.98 per share and to $0.96 per share, respectively, and as a result of the triggering of the anti-dilution provision, $0.8 million and $6,863, respectively, was recorded to additional paid-in capital.
During the six months ended June 30, 2021, warrants to purchase an aggregate of 52,500 shares of common stock were exercised for gross proceeds of approximately $50,000. During the six months ended June 30, 2020, warrants to purchase an aggregate of 1,699,000 shares of common stock were exercised for gross proceeds of approximately $1.7 million. As of June 30, 2021, the Company had the following warrants outstanding:

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
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts and warehouse space in Billerica, Massachusetts. The Lexington lease commenced on July 1, 2013. In January 2021, the Company entered into an amendment to extend the term of the lease for one year such that the term now expires on September 30, 2022. The Billerica lease commenced on October 1, 2016 and terminates on March 31, 2022.
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
At June 30, 2021, the Company reported operating lease ROU assets of approximately $388,000 in other non-current assets, and $419,000 and $73,000, respectively, in current portion of lease liabilities and lease liabilities long-term on the condensed consolidated balance sheet.
Total operating lease costs were approximately $151,000 and $76,000 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $286,000 and $152,000 for the six months ended June 30, 2021 and June 30, 2020, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $114,000 and $110,000 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $226,000 and $238,000 for the six months ended June 30, 2021 and June 30, 2020, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. Further, at June 30, 2021, operating leases had a weighted average remaining lease term of 1.06 years.

As of June 30, 2021, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2021	$236,000
2022	277,000
Total future minimum lease payments	513,000
Less: accreted interest	21,000
Total operating lease liabilities	$492,000
7.    COMMITMENTS AND CONTINGENCIES
Contingent Consideration
As discussed in Note 3 above, in connection with the acquisition of MBI, the Company agreed to pay additional consideration of up to $45.5 million to the former stockholders of MBI contingent upon the achievement of specified funding, product development and regulatory milestones. On June 30, 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was previously recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was recorded on the Company's consolidated balance sheets in accrued expenses. See also Note 10.
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
8.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, to support the development of Ovaprene and DARE-FRT1. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statement of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
Ovaprene

Since 2018, the Company has received approximately $1.9 million of non-dilutive grant funding from NICHD for clinical development efforts supporting Ovaprene. The final notice of award the Company received was for approximately $731,000 in April 2020, all of which has been funded to date.

The Company recorded credits to research and development expense for costs related to the NICHD award of an immaterial amount during both the three and six months ended June 30, 2021 and approximately $167,000 and $459,000 during the three and six months ended June 30, 2020, respectively.

DARE-FRT1

In August 2020, the Company received a notice of award of a grant from NICHD to support the development of DARE-FRT1. The award in the amount of $300,000 was for what is referred to as the "Phase I" segment of the project outlined in the Company's grant application, which is to occur during the period of August 2020 through July 2021. Additional potential funding of up to approximately $2.0 million for the "Phase II" segment of the project outlined in the grant application is contingent upon satisfying specified requirements, including, assessment of the results of the Phase I segment, determination that the Phase I goals were achieved, and availability of funds. There is no guarantee the Company will receive any Phase II award.
The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $12,000 and $26,000 during the three and six months ended June 30, 2021, respectively. At June 30, 2021, the Company recorded a receivable of approximately $12,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1 Non-Dilutive Grant Funding
MBI Grant Agreement
The Company's wholly-owned subsidiary, MBI, has an agreement with the Bill & Melinda Gates Foundation, or the Foundation, under which the Company was awarded $5.4 million to support the development of DARE-LARC1. The funding period under this agreement ended on June 30, 2021. Expenses eligible for funding were incurred, tracked and reported to the Foundation. MBI received payments under this agreement of approximately $2.9 million in 2019 and $2.5 million in 2020. At June 30, 2021, all payments under this agreement associated with research and development expenses for DARE-LARC1 had been incurred and reported to the Foundation. There is no deferred grant funding liability under this agreement recorded in the Company's condensed consolidated balance sheet at June 30, 2021.
2021 DARE-LARC1 Grant Agreement
On June 30, 2021, the Company entered into an agreement with the Foundation, or the 2021 DARE-LARC1 Grant Agreement, under which the Company was awarded up to $48.95 million to support the development of DARE-LARC1. The 2021 DARE-LARC1 Grant Agreement will support technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in non-clinical proof of principle studies. An initial payment of $11.45 million was due to the Company in July 2021 (see Note 10). Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. At June 30, 2021, no payments had been received under the 2021 DARE-LARC1 Grant Agreement, and no deferred grant funding liability under this agreement was recorded in the Company's condensed consolidated balance sheet.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	4,656,666	2,766,626	4,656,666	2,766,626
Warrants	1,856,143	2,034,643	1,856,143	2,034,643
Total	6,512,809	4,801,269	6,512,809	4,801,269

10.    SUBSEQUENT EVENTS
Milestone Payments
As discussed in Note 3 above, under the Company's license agreements with Catalent and MilanaPharm, the Company must make certain milestone payments upon achieving certain development and commercial sales milestones. With regards to the Catalent license agreement, in August 2021, $1.0 million of milestone payments became payable upon achievement of certain development milestones. In accordance with the license agreement, the amount payable is offset by the $100,000 annual maintenance fee, for a net amount payable of $900,000. With regards to the MilanaPharm license agreement, in August 2021, $250,000 of milestone payments became payable upon achievement of certain development milestones.
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
On July 8, 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with NICHD for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Phase 3. The Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD contractor Health Decisions Inc., a contract research organization, providing clinical coordination and data collection and management services for the Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Phase 3 and will work together to prepare the final report of the results of the Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Phase 3. NICHD will be responsible for the other costs related to the conduct of the Phase 3. In July 2021, in accordance with the payment schedule under the CRADA, the Company paid $250,000 of the total amount payable to NICHD.
Milestone Payments to Former MBI Stockholders
As discussed in Note 3 and Note 7 above, in connection with the acquisition of MBI, the Company agreed to pay additional consideration of up to $45.5 million to the former stockholders of MBI contingent upon the achievement of specified funding, product development and regulatory milestones. On June 30, 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition. Pursuant to the terms of the merger agreement, the Company, in its sole discretion, could elect to pay the $1.25 million in milestone payments in cash, shares of the Company’s common stock or a combination of both, except that $75,000 must be paid in cash to the stockholders’ representative. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock. The Company expects to issue approximately 700,000 shares of its common stock to former stockholders of MBI and pay $75,000 to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved on June 30, 2021.
Exercise of February 2018 Warrants
On July 7, 2021, warrants to purchase an aggregate of 25,000 shares of common stock were exercised at an exercise price of $0.96 per share resulting in gross proceeds to the Company of approximately $24,000 (see Note 5).
Sales of Common Stock

Between July 1, 2021 and August 9, 2021, the Company sold an aggregate of approximately 13.1 million shares of common stock under its ATM equity offering program for aggregate net proceeds of approximately $25.4 million.
Receipt of Payment under 2021 DARE-LARC1 Grant Agreement
In July 2021, the Company received an initial payment of $11.45 million under the 2021 DARE-LARC1 Grant Agreement (see Note 8). The Company’s receipt of any additional funding is contingent upon the DARE-LARC1 program’s achievement of development and reporting milestones specified in the 2021 DARE-LARC1 Grant Agreement.

FDA Accepts for Filing the Company's NDA for DARE-BV1 and Grants Waiver of Application Fee
In July 2021, the Company was notified that the FDA granted the Company’s small business waiver and refund request with respect to the $2.9 million application fee the Company paid in June 2021 upon the submission of its new drug application, or NDA, for DARE-BV1 for the treatment of bacterial vaginosis. The Company expects to receive the refund in the third quarter of 2021. The $2.9 million application fee refund is recorded in other receivables on the Company's condensed consolidated balance sheets at June 30, 2021.
In August, 2021, the Company announced that the FDA accepted for filing and granted Priority Review for the Company's NDA for DARE-BV1 for the treatment of bacterial vaginosis, and that the FDA set a PDUFA date of December 7, 2021 for the target completion of its review of the NDA.

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
•Ovaprene®, a novel, hormone-free, monthly contraceptive; and
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD.
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
In addition, our portfolio includes these pre-clinical stage product candidates:
•DARE-LARC1, a contraceptive implant with a woman-centered design that has the potential to be a long-acting, convenient and user-controlled contraceptive option;
•ADARE-204 and ADARE-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
Our primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance our portfolio of product candidates through clinical development and regulatory approval. We have focused on the advancement of DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%, and plan to continue to focus our resources on these product candidates for the remainder of 2021 and in 2022. In addition, while we expect to incur significant research and development expenses for the DARE-LARC1 program each year for the next several years, we expect all such expenses will be supported by the non-dilutive grant funding discussed below.
To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any revenue. We are subject to several risks common to clinical-stage biopharmaceutical companies, including dependence on key employees, dependence on third-party collaborators and service providers, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. We are also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, and product liability.

The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain an evolving and uncertain risk to our business, operating results, financial condition and stock price. Challenges to vaccination efforts, variants of the virus that causes COVID-19 circulating globally, including within the U.S., and other causes of virus spread have resulted in, and may continue to result in, local, state, federal and foreign governments to reimpose restrictions in various geographies. To date, neither government-imposed restrictions or other governmental actions nor our remote working arrangements or those of our third-party service providers and contract manufacturers have materially affected our ability to operate our business, and we have been able to advance our portfolio of product candidates in meaningful ways during the pandemic, including by commencing and completing a Phase 3 clinical trial of DARE-BV1 during 2020. However, the effects of the pandemic could have a material adverse impact on our business, operating results and financial condition, including, without limitation, by increasing the anticipated aggregate costs and timelines for the development and marketing approval of our product candidates. For example, the pace of enrollment of participants in our ongoing clinical trial for Sildenafil Cream, 3.6% at certain sites has recently declined because of those sites adhering to governmental guidelines recommending reductions or changes in their operations intended to reduce the spread of COVID-19. The commencement and/or completion of clinical trials for our product candidates, including Ovaprene, could also be delayed for similar reasons or because of individuals being less inclined to participate in or complete trials that require multiple clinic visits as a result of increased transmissibility of the virus that causes COVID-19 or due to a spike in hospitalizations in the U.S. that causes healthcare industry resources to be diverted from participating in research and development activities for investigational products unrelated to COVID-19 or because the operations of contract manufacturers of clinical supplies are disrupted due to the effects of COVID-19 and are unable to fulfill the our needs. Conversely, continued re-opening of the U.S. and global economies may delay enrollment in clinical trials for Sildenafil Cream, 3.6% and Ovaprene as individuals gain more freedom to travel and participate in other activities that have not been available to them since the beginning of the pandemic and may be less inclined to participate in or complete studies that require multiple clinic visits. In addition, the effects of the pandemic could adversely impact the our ability to raise capital when needed or on terms favorable or acceptable to us. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on our business. See also the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, Risk Factors of this report.
Clinical Stage Product Candidates
DARE-BV1
In August 2021, the FDA accepted for filing our new drug application, or NDA, for DARE-BV1 for the treatment of bacterial vaginosis and granted our request for Priority Review. The DARE-BV1 NDA is supported by positive data from our DARE-BVFREE Phase 3 clinical trial of DARE-BV1. In December 2020, we announced that the DARE-BVFREE study met its primary endpoint, demonstrating that a single administration of DARE-BV1 was superior to placebo as a primary therapeutic intervention for women diagnosed with bacterial vaginosis. The FDA grants Priority Review to NDAs for potential therapies that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. A Priority Review designation means the FDA’s goal is to take action on the NDA within six months of its receipt of the NDA submission, compared to 10 months under a standard review. We submitted the DARE-BV1 NDA to the FDA in June 2021, along with the application fee due under the Prescription Drug User Fee Act, or PDUFA. In July 2021, we were notified that the FDA granted our small business waiver and refund request for the application fee, and we expect to receive the refund in the third quarter of 2021. The PDUFA target action date for the DARE-BV1 NDA is December 7, 2021. If the FDA approves the NDA in 2021, we would expect a commercial launch of DARE-BV1 in the United States in the first half of 2022. Ongoing strategic discussions and other activities to support a robust market introduction of the product in 2022, if approved, are underway, and we intend to finalize and announce the commercialization strategy for DARE-BV1 in the U.S. this year. Commercialization arrangements for DARE-BV1 may include granting pharmaceutical companies with other commercial products in women's health out-licenses to exclusively market, sell and distribute the product, if approved, in specific geographies, engaging commercial sales organizations to utilize their internal sales organizations and other commercial functions for market access, marketing, distribution, and other related services, or assembling a hybrid of these potential options to co-promote the product.

Ovaprene
Based on the positive results of our postcoital test (PCT) clinical trial of Ovaprene, and with the support of Bayer under the commercial license agreement we executed in January 2020, we are conducting activities to support submission of an Investigational Device Exemption application, or IDE, to the FDA in the fourth quarter of 2021 for a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene. We are designing the Phase 3 study to evaluate the safety and efficacy of Ovaprene to prevent pregnancy when used over a period of at least six months and up to approximately 12 months by approximately 250 women and will seek to confirm alignment with the FDA on the study design prior to commencement. We anticipate commencement of the Phase 3 study in 2022. In July 2021, we entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the National Institutes of Health, for the conduct of the Phase 3 study, which will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD contractor Health Decisions Inc., a contract research organization, providing clinical coordination and data collection and management services for the Phase 3 study. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Phase 3 study. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to Health Decisions Inc., the clinical sites, and other parties involved with the study. If the planned Phase 3 study is successful, we expect the data to support a pre-market approval submission to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.
Sildenafil Cream, 3.6%
In March 2021, we announced initiation of our Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% in women with FSAD. During the Phase 2b RESPOND clinical trial, subjects will use Sildenafil Cream, 3.6% and placebo cream in their home setting and will document genital arousal symptoms and changes in distress using patient reported outcome instruments. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The Phase 2b RESPOND trial is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period. The study is expected to randomize 400 to 590 subjects into the double-blind dosing period at 40 to 50 clinical sites in the U.S. to ensure a total of 300 (150:150) to 440 (220:220) subjects complete the 12-week double-blind dosing period. The final size of the study will be determined by a single interim analysis for unblinded sample size re-estimation, based on the study’s adaptive design. An adaptive design implemented in accordance with the FDA’s Guidance for Industry on adaptive designs for clinical trials of drugs mitigates the risk of the study being underpowered if the true treatment effect and variability are significantly different from estimates based on published data but are still clinically meaningful. The pace of enrollment of participants in the trial at certain sites has recently declined because of those sites adhering to governmental guidelines recommending reductions or changes in their operations intended to reduce the spread of COVID-19. Due to the potential impact on the pace of overall enrollment for the trial resulting from governmental recommendations or orders intended to reduce the spread of COVID-19 or from other effects related to COVID-19, we cannot predict with reasonable certainty at this time when the interim analysis will be conducted or when we will report topline data from the trial. We anticipate that the aggregate costs of the Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% will be between approximately $15.0 to $17.0 million, not all of which will be payable in fiscal 2021.

DARE-HRT1
In June 2021, we announced positive topline results from our Phase 1 clinical trial of DARE-HRT1. DARE-HRT1 is a novel intravaginal ring, or IVR, designed to deliver bio-identical 17β-estradiol and bio-identical progesterone continuously over a 28-day period as part of a hormone therapy regimen to treat the vasomotor symptoms, or VMS, and genitourinary syndrome associated with menopause. The randomized, open label, three-arm, parallel group Phase 1 evaluated the pharmacokinetics, or PK, and safety of DARE-HRT1 in approximately 30 healthy, post-menopausal women with intact uteri, and was conducted by our wholly owned Australian subsidiary at specialty women's health sites in Australia. The primary objective of the study was to describe the PK parameters of two different dose combinations (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) over 28 days. Secondary endpoints of the study were to assess the safety and tolerability of DARE-HRT1 and to compare the systemic exposure of estradiol, estrone, and progesterone of DARE-HRT1 over 28 days against a daily combination of oral estrogen (Estrofem®) and oral progesterone (Prometrium®). Data from the study demonstrate that DARE-HRT1 successfully delivered estradiol and the progesterone over the 28-day evaluation period. The levels of estradiol released from both the lower and higher dose formulations of DARE-HRT1 evaluated in the study achieved or exceeded the levels that were targeted for hormone therapy. Target levels of estradiol for hormone treatment for either the VMS or vaginal symptoms of menopause were established by reviewing PK levels published for FDA-approved products for both the treatment of VMS as well as the genitourinary symptoms of menopause. Based on the estradiol PK data in the Phase 1 study, the results support further development of DARE-HRT1 as a potentially effective hormone therapy for both VMS and vaginal symptoms associated with menopause. The levels of progesterone released from both versions of DARE-HRT1 evaluated in the study met the objectives of releasing progesterone. Progesterone is used in hormone therapy to reduce the impact of estrogen on nontarget sites, such as the endometrium, to prevent estrogen-induced endometrial hyperplasia. The study treatment was well tolerated with the most common adverse events consistent with other vaginal products. There was one early discontinuation due to an adverse event, which was found to be unrelated to study treatment or participation, and no serious adverse events were reported. The proportion of participants reporting adverse events was similar across all dose groups, the two DARE-HRT1 groups as well as the group receiving the daily combination of FDA-approved oral estrogen and oral progesterone products, with 89% of adverse events mild in severity and all other adverse events (11%) rated as moderate. DARE-HRT1 also had a high level of acceptability in the study, with over 80% of subjects on the lower and higher dose versions of DARE-HRT1 reporting the IVR as comfortable or very comfortable. Over 80% of subjects in each IVR dose group stated they were either somewhat or very likely to use the IVR for a women’s health condition or disease if needed. Following clinical development, we intend to leverage the existing safety and efficacy data on the active ingredients in DARE-HRT1, estradiol and progesterone, to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-HRT1 in the U.S.
DARE-VVA1
We plan to initiate a randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging Phase 1 clinical study of DARE-VVA1 in 2021 to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of DARE-VVA1. The study will be conducted by our wholly owned Australian subsidiary at specialty women's health sites in Australia. DARE-VVA1 is a proprietary formulation of tamoxifen for vaginal administration that we are developing as a hormone-free treatment for vulvar and vaginal atrophy, or VVA, in a hormone-receptor positive, breast cancer patient population. We expect the study will enroll approximately 40 postmenopausal women with VVA, including women with a history of hormone-receptor positive breast cancer, at approximately three study sites.
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic. See the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, Risk Factors of this report.

Recent Events
FDA Acceptance of NDA, Waiver of Application Fee, and Approval of Refund Request for DARE-BV1
On August 9, 2021, we announced that the FDA accepted for filing and granted Priority Review for our NDA for DARE-BV1 for the treatment of bacterial vaginosis, and that the FDA set a PDUFA date of December 7, 2021 for the target completion of its review of the NDA.
In July 2021, we were notified that the FDA granted our small business waiver and refund request with respect to the $2.9 million application fee we paid in June 2021 upon the submission of our NDA for DARE-BV1. We expect to receive the refund in the third quarter of 2021. The $2.9 million application fee refund is recorded in other receivables on our condensed consolidated balance sheets at June 30, 2021.
CRADA with NICHD for Pivotal Phase 3 Study of Ovaprene
On July 8, 2021, we entered into a CRADA with NICHD for the conduct of our planned pivotal Phase 3 clinical study of Ovaprene. See above under the subheading “Clinical Stage Product Candidates – Ovaprene.” Pursuant to the terms of the CRADA, we are responsible for providing a total of $5.5 million in four payments to NICHD to be applied toward the costs of conducting the Phase 3 study, $250,000 of which we paid in July 2021, and $1.25 million of which is due in the fourth quarter of 2021. Payment 3, due in the first quarter of 2022, is $3.5 million, and Payment 4, due in the second quarter of 2023, is $500,000. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to other parties involved with the study. Either we or NICHD may terminate the CRADA for any reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use payments we make under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination, and any unused funds will be returned to us. Under the CRADA, each party granted the other party rights to use their respective background inventions solely to the extent necessary to conduct the activities described in the research plan in the CRADA. Subject to the U.S. government’s nonexclusive, nontransferable, irrevocable, paid-up right to practice any CRADA invention for research or other government purposes, each party will own inventions, data and materials produced by its employees, and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. The CRADA also contains customary representations, warranties, and indemnification and confidentiality obligations. The CRADA expires five years from its effective date.

DARE-LARC1 Non-Dilutive Grant Funding
On June 30, 2021, we entered into an agreement with the Bill & Melinda Gates Foundation, or the Foundation, under which we were awarded a new grant of up to $48.95 million to support the technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in non-clinical proof of principle studies. We received an initial payment of $11.45 million in July 2021. Additional payments under the agreement are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. Under the agreement, we agreed to make DARE-LARC1, and any other products, services, processes, technologies, materials, software, data, other innovations, and intellectual property resulting from the project funded by the grant (referred to as Funded Developments), available and accessible at an affordable price to people most in need within developing countries, and to promptly and broadly disseminate the knowledge and information gained from the project funded by the grant (referred to as the Global Access Commitment). In connection with the Global Access Commitment, under the agreement, we also granted the Foundation a nonexclusive, perpetual, irrevocable, worldwide, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, create derivative works, publicly perform, and display Funded Developments and essential background technology, or the Humanitarian License. We are required to ensure that the Humanitarian License survives the assignment or transfer of Funded Developments and essential background technology. If we demonstrate to the satisfaction of the Foundation that the global access contemplated by the Global Access Commitment can best be achieved without the Humanitarian License, we and the Foundation will make good faith efforts to modify or terminate the Humanitarian License, as appropriate. Any funds we receive under this agreement, and any interest or other income generated thereby, that are not used for, or committed to, the development of DARE-LARC1 in accordance with the agreement upon the expiration or termination of the agreement must be returned promptly to the Foundation.
Milestone Payments to Former MBI Stockholders
In connection with our acquisition of Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, in 2019, we issued an aggregate of approximately 3.0 million shares of our common stock to the holders of MBI’s capital stock outstanding immediately prior to the effective time of the merger and we agreed to pay them additional consideration of up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones. On June 30, 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events. Pursuant to the terms of the merger agreement with MBI, we have sole discretion to elect to pay the $1.25 million in milestone payments in cash, shares of our common stock or a combination of both, except that $75,000 must be paid in cash to the stockholders’ representative. In July 2021, our board of directors elected to make these milestone payments in shares of our common stock. We expect to issue approximately 700,000 shares of our common stock to former stockholders of MBI and pay $75,000 to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestone events achieved in June 2021.
Positive Results of DARE-HRT1 Phase 1 Clinical Study
On June 28, 2021, we announced positive topline results from our Phase 1 clinical trial of DARE-HRT1. See above under the subheading “Clinical Stage Product Candidates – DARE-HRT1.”

2021 ATM Sales Agreement
On April 7, 2021, we entered into a sales agreement with SVB Leerink LLC to sell shares of our common stock from time to time through an “at-the-market,” or ATM, equity offering program under which SVB Leerink would act as our agent. Under the sales agreement, we set the parameters for the sale of shares of our common stock, including the maximum number or amount of shares to be sold, the time period during which sales may be made, any limitation on the number or amount of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Subject to the terms and conditions of the sales agreement, the sales agent could sell shares of our common stock by any method permitted by law deemed to be an "at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including, without limitation, including sales made directly on or through the Nasdaq Capital Market, on or through any other existing trading market for our common stock or to or through a market maker. The sales agent must use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and applicable Nasdaq rules. If expressly authorized by us, the sales agent could also sell shares in privately negotiated transactions. We made certain customary representations, warranties and covenants to the sales agent in the sales agreement, and we agreed to customary indemnification and contribution obligations, including with respect to liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The sales agreement may be terminated by us for any or no reason at any time upon five days' prior notice to the sales agent or by the sales agent for any or no reason at any time upon five days' prior notice to us. Under the sales agreement, we may issue and sell up to $50.0 million of shares of our common stock. We have no obligation to sell any shares under the sales agreement, and we may suspend solicitation and offers under the sales agreement for any reason in our sole discretion. We agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares pursuant to the Sales Agreement. Shares of our common stock sold under the sales agreement have been and will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, and the prospectus supplement, dated April 7, 2021, relating to the offering.

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
•certain milestone payments under our merger agreement with MBI and milestone payments under our in-licensing arrangements that we incur, or the incurrence of which we deem probable;
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
Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Change
	2021	2020	$
Operating expenses:
General and administrative	$1,797,637	$1,557,548	$240,089
Research and development	7,340,289	5,547,450	1,792,839
License fees	25,000	20,833	4,167
Total operating expenses	9,162,926	7,125,831	2,037,095
Loss from operations	(9,162,926)	(7,125,831)	(2,037,095)
Other income	175	1,618	(1,443)
Net loss	$(9,162,751)	$(7,124,213)	$(2,038,538)
Other comprehensive loss:
Foreign currency translation adjustments	(8,880)	12,090	(20,970)
Comprehensive loss	$(9,171,631)	$(7,112,123)	$(2,059,508)

Revenues
We did not recognize any revenues for either of the three months ended June 30, 2021 or 2020.
General and administrative expenses
The increase of $240,089 in general and administrative expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributable to increases in personnel costs of approximately $179,000, in stock-based compensation expense of approximately $149,000 and in professional services expense of approximately $24,000, partially offset by decreases in facilities and office expenses of approximately $115,000.
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

Research and development expenses
The increase of approximately $1.8 million in research and development expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributable to increases in costs related to development activities of approximately: (a) $1.9 million related to our lead clinical-stage product candidates, primarily driven by the Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene, and (b) $846,000 related to development activities for our Phase 1 and Phase 1-ready programs, offset by a decrease in development costs of $1.1 million as a result of the completion of the DARE-BV1 Phase 3 clinical trial in December 2020.
As previously reported, we expect research and development expenses to increase significantly in 2021 as we continue to develop our product candidates and seek FDA approval for DARE-BV1, and we expect our research and development spend to vary across our fiscal quarters and that our research and development spend during the second half of 2021 will be greater than the spend in the first half. If we advance our programs as currently planned, our research and development expenses for 2021 could be more than double our research and development expenses for 2020. Research and development expenses for the first half of 2021 included $250,000 in milestone payments under our license agreements related to certain of our product candidates paid by us to our third-party licensors. Research and development expenses for the second half of 2021 may include up to an additional $1.3 million in milestone payments under license agreements related to certain of our product candidates payable by us to our third-party licensors, including the $1.0 million payable with respect to the milestone achieved in August 2021 under our Catalent license agreement ($100,000 of which will be offset by the annual license fee) and the $250,000 payable with respect to the milestone achieved in August 2021 under our MilanaPharm license agreement. The pace and extent of our research and development activities and, therefore, our research and development spend, will depend on our cash resources. In regard to Sildenafil Cream, 3.6%, we anticipate that the costs of the planned Phase 2b clinical study will be approximately $15.0 to $17.0 million, not all of which will be payable in 2021.
License fees
For the three months ended June 30, 2021 we accrued $25,000 of the $100,000 annual license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the three months ended June 30, 2020 we accrued $20,833 of the $50,000 license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The decrease of $1,443 in other income for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to a decrease in interest earned on cash balances in the current period.

Comparison of Six Months Ended June 30, 2021 and 2020 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Six Months Ended June 30,		Change
	2021	2020	$
Operating expenses:
General and administrative	$3,737,965	$3,419,313	$318,652
Research and development	13,068,495	7,927,254	5,141,241
License fees	50,000	33,333	16,667
Total operating expenses	16,856,460	11,379,900	5,476,560
Loss from operations	(16,856,460)	(11,379,900)	(5,476,560)
Other income	178	3,439	(3,261)
Gain on extinguishment of note payable	369,887	—	369,887
Net loss	$(16,486,395)	$(11,376,461)	$(5,109,934)
Other comprehensive loss:
Foreign currency translation adjustments	(15,721)	(10,854)	(4,867)
Comprehensive loss	$(16,502,116)	$(11,387,315)	$(5,114,801)
Revenues
We did not recognize any revenues for either of the six months ended June 30, 2021 or 2020.
General and administrative expenses
The increase of $318,652 in general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to increases in personnel costs of approximately $363,000 and in stock-based compensation expense of approximately $285,000, partially offset by decreases in professional services expense of approximately $228,000 and in facilities and office expenses of approximately $88,000.
Research and development expenses
The increase of approximately $5.1 million in research and development expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to increases in costs related to development activities of approximately (a) $3.7 million related to our lead clinical-stage product candidates, primarily driven by the Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene, and (b) $1.9 million related to our Phase 1 and Phase 1-ready programs, offset by a decrease in development costs of $881,000 as a result of the completion of the DARE-BV1 Phase 3 clinical trial in December 2020.
License fees
For the six months ended June 30, 2021 we accrued $50,000 of the $100,000 annual license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For the six months ended June 30, 2020 we accrued $33,333 of the $50,000 license maintenance fee payable in the second quarter of 2020 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.

Other income and gain on extinguishment of note payable
The decrease of $3,261 in other income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to a decrease in interest earned on cash balances in the current period.
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
At June 30, 2021, our accumulated deficit was approximately $87.9 million, our cash and cash equivalents were approximately $9.1 million, and our working capital was approximately $8.1 million. We incurred a loss from operations of approximately $16.5 million, and had negative cash flow from operations of approximately $20.2 million during the six months ended June 30, 2021.
Our primary uses of capital are, and we expect will continue to be, staff-related expenses, the cost of clinical trials, non-clinical activities and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license agreements and merger agreements upon the achievement of milestones of our product candidates, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type and nature of commercial partnerships we establish.
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
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources. During the six months ended June 30, 2021, we received approximately $17.7 million of net proceeds from the sales of approximately 11.0 million shares of our common stock under our ATM sales agreements, approximately $6.8 million of net proceeds from the sales of 4.8 million shares of our common stock under our equity line, and approximately $50,400 upon the exercise of warrants. Subsequent to June 30, 2021 and through August 9, 2021, we received approximately $25.4 million of net proceeds from sales of approximately 13.1 million shares of our common stock under our ATM sales agreement, and $11.45 million in non-dilutive grant funding to advance DARE-LARC1 in non-clinical proof of principle studies. See "—Recent Events," above.

We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our product candidates. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreement, however, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. We are also currently evaluating a variety of capital raising options, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements to cover our operating expenses, including the development and, if approved, commercialization of our product candidates and future product candidates we may license or otherwise acquire. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue and the pace and results of our clinical development efforts. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(20,168,469)	$(10,684,464)
Net cash used in investing activities	—	(15,246)
Net cash provided by financing activities	24,626,464	11,277,329
Effect of exchange rate changes on cash and cash equivalents	(15,721)	(10,854)
Net increase in cash and cash equivalents	$4,442,274	$566,765
Net cash used in operating activities
Cash used in operating activities for the six months ended June 30, 2021 included the net loss of $16.5 million, decreased by non-cash stock-based compensation expense of approximately $771,000 and increased by the non-cash gain on extinguishment of the note payable and accrued interest of approximately $370,000 related to our PPP loan. A component providing operating cash was an increase in accrued expenses of approximately $1.0 million. Components reducing operating cash were an increase in other receivables of approximately $2.5 million related to the PDUFA application fee paid in June 2021, which we expect to be refunded in the third quarter of 2021, a decrease in deferred grant funding of approximately $1.6 million, a decrease in accounts payable of approximately $805,000 and an increase in prepaid expenses of approximately $138,000.
Cash used in operating activities for the six months ended June 30, 2020 included the net loss of $11.4 million, decreased by non-cash stock-based compensation expense of approximately $348,000. Components providing operating cash were an increase of approximately $631,000 in accounts payable, an increase of approximately $1.0 million in deferred license revenue and a decrease in other receivables of approximately $378,000. Components reducing operating cash were a $1.1 million increase in prepaid expenses, a decrease in accrued expenses of approximately $458,000 and a decrease in deferred grant funding of approximately $75,000.

Net cash provided by financing activities
Cash provided by financing activities for the six months ended June 30, 2021 and 2020 consisted of approximately $24.6 million and $11.3 million in the aggregate, respectively, primarily from sales of our common stock under our ATM sales agreement and our equity line during the current year period, and primarily from sales of shares of our common stock under our ATM sales agreement and upon the exercise of warrants, and from the proceeds related to the loan we received under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act during the prior period.
Net cash used in investing activities
No cash was provided by or used in investing activities for the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2020 was $15,246.
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
At the conclusion of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2021 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2020 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2020 10-K other than as described below.
Risks Related to Our Business
If the FDA issues a complete response letter following its review of our DARE-BV1 NDA, our stock price could drop immediately and significantly and our ability to raise additional capital to continue our operations and execute our current product development plans may be materially adversely affected.
In August 2021, we were notified that the FDA accepted our NDA for DARE-BV1 for filing. Accordingly, the FDA is conducting a substantive review of the NDA to determine whether to approve DARE-BV1 for the treatment of bacterial vaginosis or whether they need additional information to make a decision. After evaluating the NDA and all related information, including inspection reports regarding the manufacturing facilities where the drug product or its active pharmaceutical ingredient, or API, will be produced and the DARE-BVFREE clinical trial sites, the FDA will either issue an approval letter or a complete response letter, or CRL, that describes all of the specific deficiencies in the NDA identified by the agency. An approval letter would authorize commercial marketing of DARE-BV1 in the U.S. with specific prescribing information. A CRL would indicate that the review cycle of the NDA is complete and the NDA will not be approved in its present form. The deficiencies identified in a CRL may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a CRL is issued for the NDA and the deficiencies identified therein are major, the timeline to develop DARE-BV1 could become significantly longer than anticipated and the associated costs significantly greater, in which case we may determine that continuing to pursue development and regulatory approval of DARE-BV1 would not be in the best interests of our company and stockholders. If a CRL is issued for the NDA, even if the deficiencies identified therein are minor, there may be an immediate and significant decrease in the market price of our common stock, our reputation could suffer, we may become subject to class action securities lawsuits (regardless of their merit), and our ability to raise additional capital to fund our operations and the continued development of our product candidates could be significantly harmed, the occurrence of any of which could have a material adverse effect on our business, results of operations and financial condition.
The FDA does not always meet its PDUFA goal dates, and even with Priority Review, the FDA’s review of the DARE-BV1 NDA could be very lengthy, and as a result, even if the NDA is ultimately approved, commercial launch of DARE-BV1 in the U.S. may not occur in the timeframe we currently anticipate.
The FDA granted Priority Review to the DARE-BV1 NDA and set a PDUFA target action date of December 7, 2021. However, the FDA does not always meet its PDUFA goal dates, and the review process may be prolonged by FDA requests for additional information or clarification regarding information in the NDA, and the timing of our response to any such inquiry. The review process for the DARE-BV1 NDA may extend past December 7, 2021 and could be very lengthy, which would delay commercial launch of DARE-BV1 in the U.S. beyond our currently anticipated timeframe and could have a material adverse effect on our business, results of operations and financial condition. Delays in the FDA’s review of the DARE-BV1 NDA could also cause the market price of our common stock to decline.

We have not finalized our commercial strategy for DARE-BV1 and currently do not have a commercial partner or the internal capabilities to market, distribute or sell DARE-BV1 should the NDA receive FDA approval, and we may not successfully establish such arrangements or capabilities on a timely basis, or at all.
Because antibiotics are commonly used to treat bacterial infections and vaginal administration of a drug product for vaginal bacterial infections is common and preferable to some women and healthcare providers, and because the API of DARE-BV1 is familiar to U.S. clinicians as an antibiotic with FDA approval in other formulations to treat bacterial infections, including bacterial vaginosis, we believe the commercial launch strategy for DARE-BV1 in the U.S. is relatively straightforward, and we expect to finalize our commercialization strategy and establish a commercial partner for DARE-BV1 before the end of 2021 to enable commercial launch of the product in the U.S., if approved, in the first half of 2022. However, we currently do not have a commercial partner or the necessary infrastructure to market, distribute and sell DARE-BV1 without a partner. We may not be successful in attracting an acceptable commercial partner or entering into an agreement with acceptable terms on a timely basis, or at all, which could significantly delay commercial launch of DARE-BV1, if approved, and adversely impact the potential for commercial success of the product.
Our arrangements for commercialization of DARE-BV1 may include granting pharmaceutical companies with other commercial products in women's health out-licenses to exclusively market, sell and distribute the product, if approved, in specific geographies, engaging commercial sales organizations to utilize their internal sales organizations and other commercial functions for market access, marketing, distribution, and other related services, or assembling a hybrid of these potential options to co-promote the product. In light of the high penetration of generic products and the recent commercial underperformance of branded products for the treatment of bacterial vaginosis, an agreement with a third party granting rights to exclusively market, sell and distribute DARE-BV1 in the U.S. may provide only modest near-term payments to us, with a significantly greater proportion of the value entirely dependent upon achievement of future sales milestones and the amount of net sales. Partnering with a commercial sales organization would allow us to retain greater control and greater value from sales revenue, but it would require rapid and significant changes to our organization to develop, implement and maintain the infrastructure necessary to support commercialization, as well as require significant additional capital. Any future commercial collaboration may not be successful, in which case the commercial launch of DARE-BV1, if approved, could be delayed, our ability to compete effectively against other approved treatments for bacterial vaginosis and to realize the full market potential of the product could be harmed, and our business, results of operations and financial condition could suffer.
If we fail to meet our payment obligations under the CRADA or NICHD unilaterally terminates the CRADA, the commencement, conduct and/or completion of the pivotal Phase 3 clinical study of Ovaprene could be significantly delayed.
Though the CRADA has a five-year term, either party may terminate it for any reason or for no reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study of Ovaprene, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. However, termination of the CRADA by NICHD could significantly delay the commencement, conduct and/or completion of the study and significantly increase the overall timeline and costs for development of Ovaprene. In addition, if we fail to make any scheduled payment to NICHD under the CRADA, NICHD is not obligated to carry out research and development activities until it receives the funds. Suspension by NICHD of activities under the CRADA or termination by NICHD of the CRADA could have a material adverse effect on the Phase 3 study of Ovaprene and on our business, results of operations and financial condition, and may cause the market price of our common stock to decline.
The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs.
The COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain a rapidly evolving and uncertain risk to our business, operating results, financial condition and stock price. In large part, the extent to which the pandemic affects us will depend on future developments that are beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, governmental and individual organization actions and policies implemented to reduce transmission of the disease, governmental actions and programs implemented to mitigate and alleviate the economic impact of the pandemic, and the speed with which and degree to which normal economic and operating conditions resume.

The longer the pandemic persists, the greater the potential for significant adverse impact to our business operations and those of the contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third-party consultants and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, and assist with regulatory affairs necessary to advance our programs. Employee and family member illness, increased childcare and elder care responsibilities, and quarantines, travel restrictions, prohibitions on non-essential gatherings, shelter-in-place orders and other similar directives and policies intended to reduce the spread of the disease, may reduce our productivity and that of the third parties on which we rely and may disrupt and delay many aspects of our business, including R&D activities, production and supply of clinical trial materials and regulatory affairs activities. As a result of resource constraints, third parties on which we rely may not meet their contractual obligations to us or may allocate constrained resources to projects other than ours, any of which could significantly increase the cost and timelines for our development programs. In addition, the significant amount of personnel continuing to work remotely, both ours and those of the third parties on which we rely, could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could significantly adversely impact our business operations or significantly delay necessary interactions with the FDA and other regulatory agencies, our CROs and CMOs, clinical trial sites, current and potential collaborators, and other third parties. Conversely, as more personnel return to in-person work, travel and non-essential gatherings, there is increased risk of transmission of the disease and other communicable illnesses, potentially leading to resource constraints while personnel are unable to work due to illness and caring for family members who become ill.
The COVID-19 pandemic could cause delays in current timelines for our ongoing and planned clinical studies, our regulatory submissions, potential marketing approvals and, ultimately, commercial launch of any approved product. One or more of the clinical and regulatory milestones we anticipate will occur in 2021 or 2022 may be delayed or otherwise adversely impacted as a result of the pandemic. For example, clinical trial site initiation and/or patient enrollment may be significantly delayed or suspended as a result of personnel and other resource constraints of healthcare providers, as well as adherence to governmental orders and internal policies intended to reduce the spread of COVID-19. In addition, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings, particularly for non-critical conditions, due to concerns of contracting COVID-19 or due to shelter-in-place and social distancing orders, or conversely, as pandemic-related restrictions ease and there are increased opportunities to travel and participate in other activities again, individuals may be less inclined to participate in or complete clinical trials such as ours that require multiple clinic visits. Commencement and completion of our clinical trials may also be significantly delayed by disruptions to production by our contract manufacturers of clinical supplies needed for those studies.
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
To help mitigate the impact of the pandemic on our business, we developed a plan with our third-party service providers designed to address the challenges and risks presented by the pandemic on our ongoing clinical trials, and we developed a plan designed to protect the safety, health and well-being of our employees while maintaining employee productivity. These plans must evolve as the pandemic and its impact evolves, and there can be no assurance that such plans will be effective in mitigating the potential adverse effects of the pandemic on our ongoing and planned product development activities, including our clinical trials, on the productivity of our employees or on our business, financial condition and results of operations.

The extent to which the pandemic, efforts to reduce the spread of COVID-19 and efforts to return to pre-pandemic economic conditions impact our business, financial condition and results of operations is uncertain and cannot be predicted with reasonable accuracy at this time and will depend on future developments that are also uncertain and cannot be predicted with reasonable accuracy at this time, including new variants of the virus that causes COVID-19, new information that may emerge concerning the degree to which COVID-19 is contagious and virulent, the rate and efficacy of vaccinations against COVID-19, the effect of actions taken in the United States and other countries to contain and treat COVID-19 and to address the pandemic’s impact on economic health, and further actions implemented to contain and treat the disease and its impact, among others.
The COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and in the “Risk Factors” section of our 2020 10-K.
Risks Related to Clinical Development, Manufacturing and Commercialization
The factors contributing to female sexual dysfunction disorders, including genital arousal disorders, are complex making the design and implementation of a successful clinical trial of Sildenafil Cream, 3.6% challenging.
There are currently no FDA-approved treatments for female sexual arousal disorder, or FSAD, and there is no precedent program to reference in the design of our clinical trials for Sildenafil Cream, 3.6%. Female sexual dysfunction disorders in women vary in nature and may be the result of a variety of physiological and psychological factors. Given the variability of factors contributing to the underlying condition, clinical studies to evaluate effectiveness in any subset of the condition under the umbrella of Sexual Dysfunction, such as FSAD, are complex. While we worked with experts to develop novel patient reported outcome, or PRO, instruments for our ongoing Phase 2b study of Sildenafil Cream, 3.6%, tested the proposed PRO instruments in a content validity study, reviewed the results of that study with the FDA and aligned with the FDA on the Phase 2b study design, the Phase 2b study may nevertheless prove difficult to enroll on the anticipated timeline or fail to demonstrate effectiveness of Sildenafil Cream, 3.6% in treating FSAD. For example, Sildenafil Cream, 3.6% is designed to work primarily by increasing blood flow to the genital tissue. Therefore, it will be critical for us to identify and enroll patients in our clinical trials of Sildenafil Cream, 3.6% for whom inadequate blood flow to the genital tissue is the primary contributor to their arousal disorder. If we fail to screen properly, and instead enroll patients with different contributing factors, the results of our clinical trials are unlikely to demonstrate effectiveness of Sildenafil Cream, 3.6%. Conversely, trying to screen out patients with different contributing factors, may slow enrollment in a study, delay its completion and increase its costs. Even if we can identify and enroll a sufficient number of women for whom inadequate blood flow to the genital tissue is the primary contributing factor to their arousal disorder on the timeline we predict for a clinical study, there is no guaranty that the use of Sildenafil Cream, 3.6% will improve their general feelings of arousal or that the PRO instruments we utilize to measure the effectiveness of Sildenafil Cream, 3.6% in the study will adequately capture their genital arousal response. Given the factors contributing to arousal disorders, we may be required to run clinical trials in large patient populations, extending the timeline and increasing the cost of development for Sildenafil Cream, 3.6%. In addition, our target timeline for the Phase 2b study assumes that the final study sample size will be on the low end of the range of approximately 400 to 590 subjects and, due to the study’s adaptive design, the final study sample size has not yet been determined. If the study requires a larger number of randomized subjects, enrollment may take longer than initially targeted and completion and topline data readout of the study may be delayed. Our failure to design and implement a successful clinical trial for Sildenafil Cream, 3.6% or delays in the enrollment or completion of the trial could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price.

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
In particular, as a result of the CRADA, we are highly dependent on NICHD and the third parties it engages for the commencement, conduct and completion of our pivotal Phase 3 clinical trial of Ovaprene. Pursuant to the terms of the CRADA, the study will be conducted within NICHD’s Contraceptive Clinical Trial Network, or the CCTN, with NICHD contractor Health Decisions Inc. providing clinical coordination and data collection and management services for the study. NICHD is responsible for selecting participating clinical sites from the pool of CCTN sites and, together with Health Decisions Inc., overseeing the clinical investigators in the conduct of the study, providing clinical site monitoring and quality assurance along with establishing the electronic data capture database for the study and performing data analysis, which are key factors to the successful completion of a clinical trial. We do not control these third parties and, accordingly, our control over the commencement, conduct and completion of the study is limited. If NICHD or the third parties it engages for the study prioritize other projects over the study or otherwise do not devote adequate time and resources to the study, or their performance is substandard, commencement and completion of the study may be delayed or suspended or the study may be unsuccessful, any of which could significantly harm our business, operating results and financial condition, as well as our relationship with Bayer, and cause the price of our common stock to decline.
The commercial success of DARE-BV1, if approved, will depend on many factors which currently are unknown or uncertain.
Should DARE-BV1 receive marketing approval, its commercial success will depend on many factors, including:
•perceived superiority of its cure rates compared to other available treatments;
•the extent to which the approved product labeling contains features or expected benefits that differentiate it from other available treatments;
•preferences by healthcare providers and women for a vaginally administered therapy;
•the prevalence and severity of any adverse side effects;
•patient satisfaction and willingness to use it again and refer it to others;

•price pressure given today’s high level of generic treatments;
•adequate coverage, pricing and reimbursement from third-party payors;
•the willingness of patients, without third-party insurance coverage or adequate reimbursement, to pay for the product;
•the capabilities of commercialization partners and their commitment of sufficient resources to market, distribute and sell the product;
•the success or failure of other branded therapies; and
•approval of new entrants, including alternative, non-antibiotic treatment options.
Today, there are many FDA-approved products for treating bacterial vaginosis, and many are generic. If approved, DARE-BV1 will compete with those products. Current therapies for the treatment of bacterial vaginosis primarily consist of oral and vaginal formulations of antibiotics delivered as a single dose or through multiple doses over consecutive days. Two of the most common antibiotics used today are generic clindamycin and metronidazole. In particular, DARE-BV1 will likely be compared with Clindesse® (clindamycin phosphate) Vaginal Cream, 2% as this treatment is a vaginally administered, single dose cream formulation of clindamycin. If healthcare providers do not view the cure rates or continued clinical response rates that DARE-BV1 demonstrates in its clinical studies as significantly superior compared to other products available for the treatment of bacterial vaginosis, they may opt to continue to prescribe existing treatments rather than recommend or prescribe our product to their patients. In addition, women may prefer orally delivered options to our vaginally delivered product unless our product is viewed by them as providing significantly superior efficacy, safety and/or convenience.
Additionally, the FDA’s approval of DARE-BV1, if any, may be limited in ways which could restrict its commercial success. For example, the FDA may not allow the product labeling to include features or expected benefits that would differentiate the product from other available treatments for bacterial vaginosis, which would prevent or substantially limit advertising and promotion of those features or benefits. The FDA may require that certain contraindications, warnings or precautions be included in the product labeling, which may adversely affect the willingness of healthcare providers to prescribe or patients to try the product. The FDA may also impose restrictions and conditions on product distribution, prescribing, or dispensing, or otherwise limit the scope of its approval, including by requiring post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and/or testing and surveillance programs to monitor its safety and effectiveness.
See also “We have not finalized our commercial strategy for DARE-BV1 and currently do not have a commercial partner or the internal capabilities to market, distribute or sell DARE-BV1 should the NDA receive FDA approval, and we may not successfully establish such arrangements or capabilities on a timely basis, or at all,” as well as the other risks and uncertainties related to commercialization described in the “Risk Factors” section of our 2020 10-K.
Any of these factors could reduce the commercial potential for DARE-BV1 and place pressure on our business, financial condition, results of operations and prospects, particularly if DARE-BV1 is the first product candidate for which we receive regulatory approval.
The grant agreement supporting the DARE-LARC1 program does not guarantee that its pre-clinical development will be successful or that we will be able to fund its clinical development in the future.
The grant agreement under which we were awarded up to $48.95 million in non-dilutive funding for pre-clinical development of DARE-LARC1 does not guarantee that its pre-clinical development will be successful or, if successful, that we will be able to fund its future clinical development. Further, while we received an initial payment of $11.45 million under the grant agreement, additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones during the grant period and our compliance with other obligations under the agreement, and there is no assurance those milestones will be achieved or that we will receive additional payments.

Risks Related to Our Intellectual Property
Provisions in our agreements with governmental agencies and non-profit organizations may affect our intellectual property rights.
Certain of our product development activities have been funded, are being funded and may in the future be funded, by the U.S. government and not-for-profit organizations. Our agreements for these sources of funding include, and may in the future include, terms and conditions that affect our intellectual property rights. For example, under our CRADA with NICHD for the Phase 3 clinical study of Ovaprene, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up right to practice for research or other government purposes any invention of either party conceived or first actually reduced to practice in the party’s performance of the CRADA and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed.
Under the grant agreement supporting development of DARE-LARC1, we made the Global Access Commitment and granted the Humanitarian License, and we are required to ensure that the Humanitarian License survives the assignment or transfer of Funded Developments and essential background technology. Our obligations under the Global Access Commitment and the Humanitarian License may limit the value of our rights in DARE-LARC1 and other Funded Developments.
Risks Related to Our Securities
The sale of our common stock in ATM offerings may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
Since 2020, we have relied on at the market, or ATM, offerings to fund a significant portion of our operations, and we may continue to use ATM offerings to fund our operations in the future. The amount of shares we sell in our ATM program is not currently limited by the “baby shelf rule;” however, if our public float is below $75 million when we file our next annual report on Form 10-K, which will be due in March of 2022, we could become subject to the baby shelf rule, meaning that our ability to conduct primary offerings under a Form S-3 registration statement could become limited by the restriction that, during any 12-month period, we may not sell securities pursuant to General Instruction I.B.6 to Form S-3 having an aggregate market value of more than one-third of our public float, calculated in accordance with the instructions to Form S-3. Sales of shares of our common stock in ATM offerings enable us to raise capital at a relatively low cost compared with other types of equity financing transactions; however, such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of June 30, 2021					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

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

+
Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

Daré Bioscience, Inc.

Date: August 12, 2021	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)