Form 10-Q
period 2021-09-30
Dare Bioscience, Inc.
filed 2021-11-10
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 8, 2021, 76,601,624 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•Communication from the FDA or another regulatory authority, including a complete response letter, that it does not accept or agree with our assumptions, estimates, calculations, conclusions or analyses of clinical or nonclinical study data regarding a product candidate, or that it interprets or weighs the importance of study data differently than we have in a manner that negatively impacts the candidate's prospects for regulatory approval in a timely manner, or at all;
•Negative publicity concerning the safety and efficacy of our product candidates, or of product candidates being developed by others that share characteristics similar to our candidates;
•Inability to demonstrate sufficient efficacy of our product candidates;

•Failure to monetize our portfolio candidates through licenses, partnerships or other types of commercialization agreements;
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
•Dependence on grant funding for pre-clinical development of DARE-LARC1;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,570,781	$4,669,467
Other receivables	156,247	460,168
Prepaid expenses	2,516,126	1,854,277
Total current assets	48,243,154	6,983,912
Property and equipment, net	33,088	37,930
Other non-current assets	535,234	528,870
Total assets	$48,811,476	$7,550,712
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$605,732	$1,021,333
Accrued expenses	3,776,744	3,359,718
Deferred grant funding	11,156,599	1,564,553
Note payable	—	367,285
Contingent consideration	—	1,000,000
Current portion of lease liabilities	368,011	347,712
Total current liabilities	15,907,086	7,660,601
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	15,799	41,844
Total liabilities	16,922,885	8,702,445
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 76,601,624 and 41,596,253 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7,660	4,159
Accumulated other comprehensive loss	(170,390)	(91,388)
Additional paid-in capital	132,635,942	70,366,293
Accumulated deficit	(100,584,621)	(71,430,797)
Total stockholders' equity (deficit)	31,888,591	(1,151,733)
Total liabilities and stockholders' equity (deficit)	$48,811,476	$7,550,712
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses
General and administrative	$2,211,334	$1,353,069	$5,949,299	$4,772,382
Research and development	10,432,603	6,203,753	23,501,098	14,131,007
License fees	25,000	25,000	75,000	58,333
Total operating expenses	12,668,937	7,581,822	29,525,397	18,961,722
Loss from operations	(12,668,937)	(7,581,822)	(29,525,397)	(18,961,722)
Other income (expense)	1,508	(986)	1,686	2,454
Gain on extinguishment of note payable	—	—	369,887	—
Net loss	$(12,667,429)	$(7,582,808)	$(29,153,824)	$(18,959,268)
Deemed dividend from trigger of down round provision feature	—	(6,863)	—	(6,863)
Net loss to common shareholders	$(12,667,429)	$(7,589,671)	$(29,153,824)	$(18,966,131)
Foreign currency translation adjustments	(63,281)	672	(79,002)	(10,182)
Comprehensive loss	$(12,730,710)	$(7,588,999)	$(29,232,826)	$(18,976,313)
Loss per common share - basic and diluted	$(0.18)	$(0.24)	$(0.45)	$(0.69)
Weighted average number of common shares outstanding:
Basic and diluted	70,775,508	31,588,152	64,196,162	27,381,508

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Nine Months Ended September 30, 2021
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2020	41,596,253	$4,159	$70,366,293	$(91,388)	$(71,430,797)	$(1,151,733)
Stock-based compensation	—	—	365,911	—	—	365,911
Issuance of common stock, net of issuance costs	5,664,069	567	11,323,573	—	—	11,324,140
Issuance of common stock from the exercise of warrants	52,500	5	50,395	—	—	50,400
Net loss	—	—	—	—	$(7,323,644)	(7,323,644)
Foreign currency translation adjustments	—	$—	$—	$(6,841)	$—	$(6,841)
Balance at March 31, 2021	47,312,822	$4,731	$82,106,172	$(98,229)	$(78,754,441)	$3,258,233
Stock-based compensation	—	—	405,478	—	—	405,478
Issuance of common stock, net of issuance costs	10,096,701	1,010	13,250,914	—	—	13,251,924
Net loss	—	—	—	—	(9,162,751)	(9,162,751)
Foreign currency translation adjustments	—	—	—	(8,880)	—	(8,880)
Balance at June 30, 2021	57,409,523	$5,741	$95,762,564	$(107,109)	$(87,917,192)	$7,744,004
Stock-based compensation	—	—	439,497	—	—	439,497
Issuance of common stock, net of issuance costs	18,282,392	1,828	35,010,220	—	—	35,012,048
Issuance of common stock from the exercise of warrants	212,985	21	204,445	—	—	204,466
Issuance of common stock in connection with milestone payment	696,724	70	1,219,216	—	—	1,219,286
Net loss	—	—	—	—	(12,667,429)	(12,667,429)
Foreign currency translation adjustments	—	—	—	(63,281)	—	(63,281)
Balance at September 30, 2021	76,601,624	$7,660	$132,635,942	$(170,390)	$(100,584,621)	$31,888,591

Nine Months Ended September 30, 2020
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	19,683,401	$1,968	$44,564,674	$(102,625)	$(44,023,191)	$440,826
Stock-based compensation	—	—	160,841	—	—	160,841
Issuance of common stock, net of issuance costs	3,308,003	331	5,222,356	—	—	5,222,687
Issuance of common stock from the exercise of warrants	1,699,000	170	1,664,850	—	—	1,665,020
Stock option exercised	10,149	1	—	—	—	1
Net loss	—	—	—	—	(4,252,248)	(4,252,248)
Foreign currency translation adjustments	—	—	—	(22,944)	—	(22,944)
Balance at March 31, 2020	24,700,553	$2,470	$51,612,721	$(125,569)	$(48,275,439)	$3,214,183
Stock-based compensation	—	—	186,859	—	—	186,859
Issuance of common stock, net of issuance costs	3,823,451	382	4,021,954	—	—	4,022,336
Net loss	—	—	—	—	(7,124,213)	(7,124,213)
Foreign currency translation adjustments	—	—	—	12,090	—	12,090
Balance at June 30, 2020	28,524,004	$2,852	$55,821,534	$(113,479)	$(55,399,652)	$311,255
Stock-based compensation	—	—	194,882	—	—	194,882
Issuance of common stock	4,666,798	466	5,277,156	—	—	5,277,622
Issuance cost on equity line paid in common stock	285,714	29	291,500	—	—	291,529
Issuance of common stock from the exercise of warrants	126,000	13	120,947	—	—	120,960
Deemed dividend from trigger of down round provision	—	—	6,863	—	(6,863)	—
Net loss	—	—	—	—	(7,582,808)	(7,582,808)
Foreign currency translation adjustments	—	—	—	672	—	672
Balance at September 30, 2020	33,602,516	$3,360	$61,712,882	$(112,807)	$(62,989,323)	$(1,385,888)

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net loss	$(29,153,824)	$(18,959,268)
Non-cash adjustments reconciling net loss to operating cash flows:
Depreciation	19,366	36,428
Stock-based compensation	1,210,886	542,582
Non-cash operating lease cost	(69,356)	(125,517)
Non-cash loss on settlement of contingent liability	44,286	—
Gain on extinguishment of notes payable and accrued interest	(369,887)	—
Changes in operating assets and liabilities:
Other receivables	303,921	341,650
Prepaid expenses	(661,849)	18,682
Other non-current assets	57,247	118,044
Accounts payable	(415,602)	472,124
Accrued expenses	594,629	355,395
Deferred grant funding	9,592,045	158,704
Deferred license revenue	—	1,000,000
Net cash used in operating activities	(18,848,138)	(16,041,176)
Investing activities:
Purchases of property and equipment	(14,524)	(15,246)
Net cash used in investing activities	(14,524)	(15,246)
Financing activities:
Net proceeds from issuance of common stock	59,588,112	14,522,645
Proceeds from the exercise of common stock warrants	254,866	1,785,980
Proceeds from the exercise of stock options	—	1
Proceeds from issuance of note payable	—	367,285
Net cash provided by financing activities	59,842,978	16,675,911
Effect of exchange rate changes on cash and cash equivalents	(79,002)	(10,182)
Net change in cash and cash equivalents	40,901,314	609,307
Cash and cash equivalents, beginning of period	4,669,467	4,780,107
Cash and cash equivalents, end of period	$45,570,781	$5,389,414
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$308,533	$—
Settlement of contingent closing consideration liability with stock issuance in connection with acquisition of business	$925,000	$—
Milestone payment paid in common stock	$250,000	$—
Issuance cost on equity paid in common stock	$—	$291,428
Deemed dividend from trigger of down round provision feature	$—	$6,863

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
The Company is driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options and improve outcomes, primarily in the areas of contraception, fertility and vaginal and sexual health. The Company's business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in the Company's areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid to late-stage clinical development, and to establish and leverage strategic partnerships to achieve commercialization.
Since July 2017, the Company has assembled a portfolio of clinical-stage and pre-clinical-stage candidates. The Company will continue to assess opportunities to expand its portfolio, while it focuses on advancing its existing product candidates through mid and late stages of clinical development or approval. The Company's portfolio includes three product candidates in advanced clinical development:
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
The Company's portfolio also includes three product candidates in Phase 1 clinical development or that it believes are Phase 1-ready:
•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring for the treatment of menopausal symptoms, including vasomotor symptoms, as part of hormone therapy following menopause;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and broader luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy as an option for women with hormone-receptor positive breast cancer.
In addition, the Company's portfolio includes these pre-clinical stage product candidates:
•DARE-LARC1, a contraceptive implant delivering levonorgestrel with a woman-centered design that has the potential to be a long-acting, yet convenient and user-controlled contraceptive option;
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
The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain an evolving and uncertain risk to the Company's business, operating results, financial condition and stock price. Challenges to vaccination efforts, variants of the virus that causes COVID-19 circulating globally, including within the U.S., and other causes of virus spread have resulted in, and may continue to result in, local, state, federal and foreign governments reimposing restrictions in various geographies. To date, the COVID-19 pandemic has not had a material adverse impact on the Company's business or operations, and the Company has been able to advance its portfolio of product candidates in meaningful ways during the pandemic, including by commencing and completing a Phase 3 clinical trial of DARE-BV1 during 2020. However, the effects of the pandemic could have a material adverse impact on the Company's business, operating results and financial condition, including, without limitation, by increasing the anticipated aggregate costs and timelines for the development and marketing approval of the Company's product candidates. For example, the pace of enrollment of participants in the Company's clinical trial for Sildenafil Cream, 3.6% has been slower than initially expected, including as a result of operational restrictions or closure of certain study sites due to their adherence to governmental guidelines intended to reduce the spread of COVID-19. The commencement and/or completion of clinical trials for the Company's product candidates, including Ovaprene, could also be delayed for similar reasons or because of individuals being less inclined to participate in or complete trials that require multiple clinic visits as a result of increased transmissibility of the virus that causes COVID-19 or due to a spike in hospitalizations in the U.S. that causes healthcare industry resources to be diverted from participating in research and development activities for investigational products unrelated to COVID-19 or because the operations of contract manufacturers of clinical supplies are disrupted due to the effects of COVID-19 and are unable to fulfill the Company's needs. For example, the Company expects clinical and nonclinical supplies for more than one of its earlier clinical stage programs will not be provided on previously anticipated timelines, in large part due to third-party supply chain and human resources constraints related to the COVID-19 pandemic, which may delay the commencement of clinical trials and nonclinical testing for these programs. Continued re-opening of the U.S. and global economies may also delay enrollment in clinical trials for Sildenafil Cream, 3.6% and Ovaprene as individuals gain more freedom to travel and participate in other activities that have not been available to them since the beginning of the pandemic and may be less inclined to participate in or complete studies that require multiple clinic visits. In addition, the effects of the pandemic could adversely impact the Company's ability to raise capital when needed or on terms favorable or acceptable to the Company. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on the Company's business. See also the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, ITEM 1A, Risk Factors, of this report.
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

As of September 30, 2021, the Company had an accumulated deficit of approximately $100.6 million, cash and cash equivalents of approximately $45.6 million, and working capital of approximately $32.3 million. For the nine months ended September 30, 2021, the Company incurred a net loss of $29.2 million and had negative cash flow from operations of approximately $18.8 million.
The Company’s primary uses of capital are, and the Company expects will continue to be, staff-related expenses, the cost of clinical trials, non-clinical development and regulatory activities related to its product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license agreements and merger agreements upon the successful achievement of milestones of the Company’s product candidates, legal expenses, other regulatory expenses and general overhead costs. The Company’s future funding requirements could also include significant costs related to commercialization of its product candidates, if approved, depending on the type and nature of commercial partnerships or other arrangements the Company establishes. If the Company's commercial strategy for DARE-BV1, if approved, in the U.S. involves partnering with a commercial sales organization or co-promoting the product, its near-term funding requirements would be significantly greater than if the Company were to enter into an exclusive out-license arrangement for the commercialization of DARE-BV1.
The Company expects its operating expenses, and in particular its research and development expenses, to be significantly greater for 2021 compared to 2020, as well as for 2022 compared to 2021, as it continues to develop and seek to bring to market its product candidates, with a focus on its product candidates that have reached the human clinical study development phase.
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
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The Company needs to raise substantial additional capital to continue to fund its operations and to successfully execute its current operating plan, including the development of its product candidates. The Company will evaluate and may pursue a variety of capital raising options on an ongoing basis, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to cover its operating expenses, including the development, and if approved, commercialization of current and any future product candidates, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of the Company's capital needs have been and will continue to depend highly on many factors, including the product development programs the Company chooses to pursue, the pace and results of its clinical development efforts, the commercialization strategy for its product candidates, if approved, and the nature and extent of expansion of the Company's product candidate portfolio, if any. If the Company raises capital through collaborations, strategic alliances or other similar types of arrangements, it may have to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates it would otherwise seek to develop or commercialize.

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
Right-of-use, or ROU, lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease assets also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. (See Note 6, Leased Properties.)
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of September 30, 2021 and December 31, 2020. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of September 30, 2021 or December 31, 2020.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2021
Current assets:
Cash equivalents (1)	$42,583,987	$—	$—	$42,583,987
Balance at December 31, 2020
Current assets:
Cash equivalents (1)	$2,823,099	$—	$—	$2,823,099
Other non-current liabilities:
Current portion of contingent consideration (2)	$—	$—	$1,000,000	$1,000,000
(1) Represents cash held in money market funds.
(2) Represented the estimated fair value of the contingent consideration potentially payable by the Company related to an acquisition completed in November 2019, as described in Note 3, under the heading "MBI Acquisition," and which was paid in September 2021.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract, assesses whether each good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of September 30, 2021, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheet at September 30, 2021 and December 31, 2020.
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
In-License Agreements
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, the Company entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In DARE-BV1, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. In December 2019, the Company entered into amendments to each of the Assignment Agreement and License Amendment. In September 2021, the Company and Trilogic and MilanaPharm entered into another amendment to the License Agreement.
The following is a summary of other terms of the License Amendment, as amended:
License Fees. A total of $235,000 in license fees were payable, and were paid to, MilanaPharm: (1) $25,000 in connection with the execution of the License Amendment; (2) $100,000 in 2019; and (3) $110,000 in 2020.
Milestone Payments. The Company paid MilanaPharm $300,000 in the aggregate upon achievement of certain clinical and regulatory development milestones, $50,000 of which was paid during the second quarter of 2020 and $250,000 of which was paid during the third quarter of 2021. The Company may also pay MilanaPharm up to $1.75 million in the aggregate upon achieving certain commercial sales milestones.
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
Milestone Payments. The Company agreed to pay Hammock up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $250,000 of which was paid during the second quarter of 2021.
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
Milestone Payments. The Company must make potential future development and sales milestone payments of (1) up to $13.5 million in the aggregate upon achieving certain clinical and regulatory milestones, $1.0 million of which became payable in the third quarter of 2021, and in accordance with the license agreement, the amount payable was offset by the $100,000 annual maintenance fee, resulting in a net amount of $900,000 paid during the third quarter of 2021, and (2) up to $30.3 million in the aggregate upon achieving certain commercial sales milestones for each product or process covered by the licenses granted under the agreement.
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
The Company also agreed to pay the following additional consideration to the former MBI stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products, subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1. In June 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was recorded on the Company's consolidated balance sheets in accrued expenses. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. See Note 7.
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
4.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the nine months ended September 30, 2021 or September 30, 2020.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan and related information for the nine months ended September 30, 2021. The exercise price of all options granted during the nine months ended September 30, 2021 was equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2021, unamortized stock-based compensation expense of $4,159,122 will be amortized over a weighted average period of 2.92 years. At September 30, 2021, 152,291 shares of common stock were available for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	2,786,591	$1.16
Granted	2,016,075	2.33
Exercised	—	—
Canceled/forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	4,802,666	$1.65
Exercisable at September 30, 2021	2,137,389	$1.42
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$144,876	$60,546	$389,913	$166,639
General and administrative	$294,621	$134,336	$820,973	$375,943
Total	$439,497	$194,882	$1,210,886	$542,582
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and nine months ended September 30, 2021 are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Expected life in years	6.08	5.97
Risk-free interest rate	0.97%	0.66%
Expected volatility	122%	122%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.42	$2.02

5.    STOCKHOLDERS’ EQUITY
April 2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Leerink LLC to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which SVB Leerink acts as the Company's agent. Under the sales agreement, the Company may issue and sell up to $50.0 million of shares of its common stock. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Any shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated April 7, 2021 filed with the SEC on April 8, 2021.
During the three months ended September 30, 2021, the Company sold approximately 18.3 million shares of common stock under this agreement for gross proceeds of approximately $36.2 million and incurred offering expenses of approximately $1.2 million. During the nine months ended September 30, 2021, the Company sold approximately 26.0 million shares of common stock under this agreement for gross proceeds of approximately $46.9 million and incurred offering expenses of approximately $1.6 million.
2018 ATM Sales Agreement
In January 2018 the Company entered into a common stock sales agreement with H.C. Wainwright & Co., LLC, or Wainwright, relating to the offering and sale of shares of its common stock from time to time in an ATM offering through Wainwright, acting as sales agent. In March 2021, the Company provided notice to Wainwright to terminate the agreement, and the agreement terminated in April 2021. Under the agreement, Wainwright was entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold under the agreement.
During the nine months ended September 30, 2021, the Company sold approximately 3.3 million shares of common stock under this agreement for gross proceeds of approximately $7.7 million and incurred offering expenses of $245,000. During the nine months ended September 30, 2020, the Company sold approximately 7.9 million shares under this agreement for gross proceeds of approximately $10.8 million and incurred offering expenses of approximately $420,000.
Equity Line

In April 2020, the Company entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, the Company had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase up to $15.0 million of the Company’s common stock.
The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs were amortized and expensed as shares were sold under the Purchase Agreement and as of September 30, 2021 there were no unamortized costs. During the nine months ended September 30, 2021, the Company sold, and Lincoln Park purchased, 4.8 million shares under the Purchase Agreement for gross proceeds to the Company of approximately $7.0 million and recognized offering expenses of approximately $207,000. As of September 30, 2021, the Company had sold and Lincoln Park had purchased a total of $15.0 million of the Company's common stock under the Purchase Agreement, and no more shares of common stock may be sold by the Company to Lincoln Park under the Purchase Agreement.

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
During the nine months ended September 30, 2021, warrants to purchase an aggregate of 265,485 shares of common stock were exercised for gross proceeds of approximately $255,000. During the nine months ended September 30, 2020, warrants to purchase an aggregate of 1,825,000 shares of common stock were exercised for gross proceeds of approximately $1.8 million. As of September 30, 2021, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,906	$120.40	12/01/2021
3,737	$120.40	12/06/2021
6,500	$10.00	04/04/2026
1,630,015	$0.96	02/15/2023
1,643,158

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
At September 30, 2021, the Company reported operating lease ROU assets of approximately $303,000 in other non-current assets, and $368,000 and $16,000, respectively, in current portion of lease liabilities and lease liabilities long-term on the condensed consolidated balance sheet.
Total operating lease costs were approximately $134,000 and $76,000 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $420,000 and $228,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $117,000 and $111,000 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $343,000 and $349,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. Further, at September 30, 2021, operating leases had a weighted average remaining lease term of 0.81 years.
As of September 30, 2021, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2021	$119,000
2022	278,000
Total future minimum lease payments	397,000
Less: accreted interest	13,000
Total operating lease liabilities	$384,000

7.    COMMITMENTS AND CONTINGENCIES
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD contractor Health Decisions Inc., a contract research organization, providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD will be responsible for the other costs related to the conduct of the Ovaprene Phase 3. In July 2021, in accordance with the payment schedule under the CRADA, the Company paid $250,000 of the total amount payable to NICHD. The Company's remaining obligation under the CRADA at September 30, 2021 is $5.25 million.
Contingent Consideration
As discussed in Note 3 above, in connection with the acquisition of MBI, the Company agreed to pay additional consideration of up to $46.5 million to the former stockholders of MBI contingent upon the achievement of specified funding, product development and regulatory milestones. In June 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was previously recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was recorded on the Company's consolidated balance sheets in accrued expenses. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.
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
8.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from the NICHD to support the development of Ovaprene and DARE-FRT1. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statement of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.

Ovaprene

Since 2018, the Company has received approximately $1.9 million of non-dilutive grant funding from NICHD for clinical development efforts supporting Ovaprene. The final notice of award the Company received was for approximately $731,000 in April 2020, all of which has been funded to date.

The Company recorded credits to research and development expense for costs related to the NICHD award of an immaterial amount during both the three and nine months ended September 30, 2021 and approximately $167,000 and $459,000 during the three and nine months ended September 30, 2020, respectively.
DARE-FRT1

In August 2020, the Company received a notice of award of a grant from NICHD to support the development of DARE-FRT1. The award in the amount of $300,000 was for what is referred to as the "Phase I" segment of the project outlined in the Company's grant application, which is ongoing. Additional potential funding of up to approximately $2.0 million for the "Phase II" segment of the project outlined in the grant application is contingent upon satisfying specified requirements, including, assessment of the results of the Phase I segment, determination that the Phase I goals were achieved, and availability of funds. There is no guarantee the Company will receive any Phase II award.
The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $38,000 and $64,000 during the three and nine months ended September 30, 2021, respectively. At September 30, 2021, the Company recorded a receivable of approximately $50,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in non-clinical studies, which is to occur during the period of September 2021 through August 2022.
The Company did not record any credits to research and development expense for costs related to the NICHD award during the three or nine months ended September 30, 2021 and did not record a receivable for expenses incurred through such date that it believes is eligible for reimbursement under the grant.
DARE-LARC1 Non-Dilutive Grant Funding
MBI Grant Agreement
The Company's wholly-owned subsidiary, MBI, has an agreement with the Bill & Melinda Gates Foundation, or the Foundation, under which the Company was awarded $5.4 million to support the development of DARE-LARC1. The funding period under this agreement ended on June 30, 2021. Expenses eligible for funding were incurred, tracked and reported to the Foundation. MBI received payments under this agreement of approximately $2.9 million in 2019 and $2.5 million in 2020. At September 30, 2021, all payments under this agreement associated with research and development expenses for DARE-LARC1 had been incurred and reported to the Foundation.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation, or the 2021 DARE-LARC1 Grant Agreement, under which the Company was awarded up to $48.95 million to support the development of DARE-LARC1. The 2021 DARE-LARC1 Grant Agreement will support technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in non-clinical proof of principle studies. The Company received an initial payment of $11.45 million in July 2021. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. At September 30, 2021, approximately $11.2 million of deferred grant funding liability under this agreement was recorded in the Company's condensed consolidated balance sheet.

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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	4,802,666	2,783,591	4,802,666	2,783,591
Warrants	1,643,158	1,908,643	1,643,158	1,908,643
Total	6,445,824	4,692,234	6,445,824	4,692,234
10.    SUBSEQUENT EVENTS
October 2021 ATM Sales Agreement
On October 13, 2021, the Company entered into a sales agreement with SVB Leerink LLC to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Leerink acts as the Company's agent. The Company agreed to pay a commission equal to 3.0% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated October 13, 2021 relating to the offering of up to $50.0 million in shares of the Company's common stock under this sales agreement, and any subsequent prospectus supplement filed with the SEC related to this ATM equity offering program.
Second Scheduled Payment to NICHD under CRADA
In November 2021, the Company paid $1.25 million to NICHD in accordance with the payment schedule under the CRADA toward the costs of the Ovaprene Phase 3.

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
Business Overview
We are a clinical-stage biopharmaceutical company committed to advancing innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options, and improve outcomes, primarily in the areas of contraception, fertility and vaginal and sexual health. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid to late-stage clinical development, and to establish and leverage strategic partnerships to achieve commercialization. We and our wholly owned subsidiaries operate in one business segment.
Since July 2017, we have assembled a portfolio of clinical-stage and pre-clinical-stage candidates. We will continue to assess opportunities to expand our portfolio, while we focus on advancing our existing product candidates through mid and late stages of clinical development or approval. Our portfolio includes three product candidates in advanced clinical development:
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
Our portfolio also includes three product candidates in Phase 1 clinical development or that we believe are Phase 1-ready:
•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring, or IVR, for the treatment of menopausal symptoms, including vasomotor symptoms, as part of hormone therapy following menopause;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth and broader luteal phase support as part of an in vitro fertilization treatment plan; and

•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy as an option for women with hormone-receptor positive breast cancer.
In addition, our portfolio includes these pre-clinical stage product candidates:
•DARE-LARC1, a contraceptive implant delivering levonorgestrel with a woman-centered design that has the potential to be a long-acting, yet convenient and user-controlled contraceptive option;
•ADARE-204 and ADARE-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
Our primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance our portfolio of product candidates through clinical development and regulatory approval. We have focused on the advancement of product candidates in human clinical studies, specifically our product candidates DARE-BV1, Ovaprene and Sildenafil Cream, 3.6%, and plan to continue to focus our resources on these and other product candidates that have reached the human clinical study development phase for the remainder of 2021 and in 2022. In addition, while we expect to incur significant research and development expenses for the DARE-LARC1 program each year for the next several years, we expect all such expenses will be supported by the non-dilutive grant funding discussed below.
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

The effect of the COVID-19 pandemic and efforts to reduce the spread of COVID-19 remain an evolving and uncertain risk to our business, operating results, financial condition and stock price. Challenges to vaccination efforts, variants of the virus that causes COVID-19 circulating globally, including within the U.S., and other causes of virus spread have resulted in, and may continue to result in, local, state, federal and foreign governments reimposing restrictions in various geographies. To date, the COVID-19 pandemic has not had a material adverse impact on our business or operations, and we have been able to advance our portfolio of product candidates in meaningful ways during the pandemic, including by commencing and completing a Phase 3 clinical trial of DARE-BV1 during 2020. However, the effects of the pandemic could have a material adverse impact on our business, operating results and financial condition, including, without limitation, by increasing the anticipated aggregate costs and timelines for the development and marketing approval of our product candidates. For example, the pace of enrollment of participants in our clinical trial for Sildenafil Cream, 3.6% has been slower than initially expected, including as a result of operational restrictions or closure of certain study sites due to their adherence to governmental guidelines intended to reduce the spread of COVID-19. The commencement and/or completion of clinical trials for our product candidates, including Ovaprene, could also be delayed for similar reasons or because of individuals being less inclined to participate in or complete trials that require multiple clinic visits as a result of increased transmissibility of the virus that causes COVID-19 or due to a spike in hospitalizations in the U.S. that causes healthcare industry resources to be diverted from participating in research and development activities for investigational products unrelated to COVID-19 or because the operations of contract manufacturers of clinical supplies are disrupted due to the effects of COVID-19 and are unable to fulfill our needs. For example, we expect clinical and nonclinical supplies for more than one of our earlier clinical stage programs will not be provided to us on previously anticipated timelines, in large part due to third-party supply chain and human resources constraints related to the COVID-19 pandemic, which may delay commencement of clinical trials and nonclinical testing for these programs. Continued re-opening of the U.S. and global economies may also delay enrollment in clinical trials for Sildenafil Cream, 3.6% and Ovaprene as individuals gain more freedom to travel and participate in other activities that have not been available to them since the beginning of the pandemic and may be less inclined to participate in or complete studies that require multiple clinic visits. In addition, the effects of the pandemic could adversely impact our ability to raise capital when needed or on terms favorable or acceptable to us. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on our business. See also the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, Risk Factors of this report.
Clinical Stage Product Candidates
DARE-BV1
In December 2020, we announced that the DARE-BVFREE study met its primary endpoint, demonstrating that a single administration of DARE-BV1 was superior to placebo as a primary therapeutic intervention for women diagnosed with bacterial vaginosis. The FDA grants Priority Review to a new drug application, or NDA, for potential therapies that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. A Priority Review designation means the FDA’s goal is to take action on the NDA within six months of its receipt of the NDA submission, compared to 10 months under a standard review. We submitted an NDA for DARE-BV1 for the treatment of bacterial vaginosis to the FDA in June 2021, and in August 2021, the FDA accepted for filing our NDA, and granted our request for Priority Review. The DARE-BV1 NDA is supported by positive data from our DARE-BVFREE Phase 3 clinical trial of DARE-BV1. The PDUFA target action date for the DARE-BV1 NDA is December 7, 2021.
When we submitted the DARE-BV1 NDA to the FDA in June 2021, we paid a $2.9 million application fee due under the Prescription Drug User Fee Act, or PDUFA. In July 2021, we were notified that the FDA granted our small business waiver and refund request for the application fee, and we received a full refund of the fee in August 2021.

If the FDA approves the NDA in December 2021, we would expect a commercial launch of DARE-BV1 in the United States in the first half of 2022. We are engaged in ongoing strategic discussions and evaluation of the commercialization strategy for DARE-BV1, and in other activities to support a robust market introduction of the product in 2022, if approved. We currently intend to announce our commercialization strategy for DARE-BV1 in the U.S. by the end of this year. Commercialization arrangements may include granting pharmaceutical companies with other commercial products in women's health out-licenses to exclusively market, sell and distribute the product, if approved, in specific geographies, engaging commercial sales organizations to utilize their internal sales organizations and other commercial functions for market access, marketing, distribution, and other related services, or assembling a hybrid of these potential options to co-promote the product. Antibiotics are commonly used to treat bacterial infections and vaginal administration of a drug product for vaginal bacterial infections is common and preferable to some women and healthcare providers, and the active pharmaceutical ingredient, or API, of DARE-BV1 is familiar to U.S. clinicians as an antibiotic with FDA approval in other formulations to treat bacterial infections, including bacterial vaginosis. We believe that DARE-BV1's product profile, together with the commercial-readiness work we have done and are doing, will enable a commercial launch of DARE-BV1 in the U.S. on the timeline we have planned, if the FDA approves the NDA in 2021.
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

Sildenafil Cream, 3.6%
In March 2021, we announced initiation of our Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% in women with FSAD. During the Phase 2b RESPOND clinical trial, subjects will use Sildenafil Cream, 3.6% and placebo cream in their home setting and will document genital arousal symptoms and changes in distress using patient reported outcome instruments. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The Phase 2b RESPOND trial is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period. The study is expected to randomize 400 to 590 subjects into the double-blind dosing period at 40 to 50 clinical sites in the U.S. to ensure a total of 300 (150:150) to 440 (220:220) subjects complete the 12-week double-blind dosing period. The final size of the study will be determined by a single interim analysis for unblinded sample size re-estimation, based on the study’s adaptive design. An adaptive design implemented in accordance with the FDA’s Guidance for Industry on adaptive designs for clinical trials of drugs mitigates the risk of the study being underpowered if the true treatment effect and variability are significantly different from estimates based on published data but are still clinically meaningful. The pace of enrollment of participants in the trial has been slower than initially expected. We identified a number of contributing factors, and we implemented mitigation strategies to increase study subject recruitment. We cannot predict with reasonable certainty at this time when the interim analysis will be conducted or when we will report topline data from the trial. The slower pace of enrollment in the early months of the study lengthened our timeline for the study, which may increase the overall cost of the study compared to our prior estimate. We anticipate that the aggregate costs of the Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6% will be between approximately $15.0 to $20.0 million, less than half of which will be fiscal 2021 expenses.
DARE-HRT1
In June 2021, we announced positive topline results from our Phase 1 clinical trial of DARE-HRT1. DARE-HRT1 is a novel intravaginal ring designed to deliver bio-identical 17β-estradiol and bio-identical progesterone continuously over a 28-day period as part of a hormone therapy regimen to treat the vasomotor symptoms, or VMS, and genitourinary syndrome associated with menopause. We are currently evaluating the development and regulatory strategies for our ongoing clinical development for DARE-HRT1. Following clinical development, we intend to leverage the existing safety and efficacy data on the active ingredients in DARE-HRT1, estradiol and progesterone, to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-HRT1 in the U.S.
DARE-VVA1
In September 2021, we announced initiation of our Phase 1/2 clinical study of DARE-VVA1, a novel intravaginal tamoxifen product being developed for the treatment of moderate to severe vulvar and vaginal atrophy, or VVA. The randomized, double-blind, placebo-controlled, dose-ranging study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of DARE-VVA1 in postmenopausal participants with moderate to severe VVA and is being conducted by our wholly owned Australian subsidiary. We expect the study will enroll approximately 40 postmenopausal women with VVA, including a cohort of women with a history of hormone-receptor positive breast cancer, at approximately three study sites. We anticipate reporting topline data from the study in 2022.
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic, or otherwise. See the risk factor titled, The COVID-19 pandemic and efforts to reduce the spread of COVID-19 could negatively impact our business, including by increasing the cost and timelines for our clinical development programs, in Part II, Item 1A, Risk Factors of this report.

Recent Events
New ATM Sales Agreement
On October 13, 2021, we entered into a new sales agreement with SVB Leerink LLC to sell shares of our common stock from time to time through an “at-the-market,” or ATM, equity offering program under which SVB Leerink acts as our agent. SVB Leerink also acts as our sales agent under an ATM sales agreement we entered into in April 2021. As with the April 2021 sales agreement with SVB Leerink, under the October 2021 sales agreement, we set the parameters for the sale of shares of our common stock, including the maximum number or amount of shares to be sold, the time period during which sales may be made, any limitation on the number or amount of shares that may be sold in any one trading day, and any minimum price below which sales may not be made. Subject to the terms and conditions of the October 2021 sales agreement, the sales agent could sell shares of our common stock by any method permitted by law deemed to be an "at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including, without limitation, including sales made directly on or through the Nasdaq Capital Market, on or through any other existing trading market for our common stock or to or through a market maker. The sales agent must use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and applicable Nasdaq rules. If expressly authorized by us, the sales agent could also sell shares in privately negotiated transactions. We made certain customary representations, warranties and covenants to the sales agent in the October 2021 sales agreement, and we agreed to customary indemnification and contribution obligations, including with respect to liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended, or the Exchange Act. The October 2021 sales agreement may be terminated by us for any or no reason at any time upon five days' prior notice to the sales agent or by the sales agent for any or no reason at any time upon five days' prior notice to us. We have no obligation to sell any shares under the October 2021 sales agreement, and we may suspend solicitation and offers under the agreement for any reason in our sole discretion. We agreed to pay the sales agent a commission equal to 3.0% of the gross proceeds from the sales of shares pursuant to the agreement. Shares of our common stock sold under the October 2021 sales agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, and the prospectus supplement, dated October 13, 2021, relating to the offering of up to $50.0 million in shares of our common stock under the October 2021 sales agreement and any subsequent prospectus supplement related to the offering of shares of our common stock under the October 2021 sales agreement.
NICHD Grant Awarded for DARE-LARC1
In September 2021, we received a Notice of Award of a grant in the amount of approximately $300,000 from NICHD to support the development of DARE-LARC1. The grant funding is to be used to explore device insertion and removal in non-clinical studies during the period of September 2021 through August 2022.
FDA Acceptance of DARE-BV1 NDA and Waiver and Refund of Application Fee
In August 2021, the FDA accepted for filing and granted Priority Review for our NDA for DARE-BV1 for the treatment of bacterial vaginosis and set a PDUFA date of December 7, 2021 for the target completion of its review of the NDA.
In July 2021, we were notified that the FDA granted our small business waiver and refund request with respect to the $2.9 million application fee we paid in June 2021 upon the submission of our NDA for DARE-BV1. We received the refund in August 2021.
Receipt of Payment under 2021 DARE-LARC1 Grant Agreement
In July 2021, we received an initial payment of $11.45 million under the grant agreement we entered into in June 2021 for up to $48.95 in non-dilutive grant funding to support the development of DARE-LARC1. See Note 8 to our unaudited condensed consolidated financial statements contained in this report. Our receipt of any additional payments under this grant agreement is contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones.

CRADA with NICHD for Pivotal Phase 3 Study of Ovaprene
In July 2021, we entered into a CRADA with NICHD for the conduct of our planned pivotal Phase 3 clinical study of Ovaprene. See above under the subheading “Clinical Stage Product Candidates – Ovaprene.” Pursuant to the terms of the CRADA, we are responsible for providing a total of $5.5 million in four payments to NICHD to be applied toward the costs of conducting the Phase 3 study, $250,000 of which we paid in July 2021 and $1.25 million of which we paid in November 2021, in accordance with the payment schedule under the CRADA. Payment 3, due in the first quarter of 2022, is $3.5 million, and Payment 4, due in the second quarter of 2023, is $500,000. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to other parties involved with the study. Either we or NICHD may terminate the CRADA for any reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use payments we make under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination, and any unused funds will be returned to us. Under the CRADA, each party granted the other party rights to use their respective background inventions solely to the extent necessary to conduct the activities described in the research plan in the CRADA. Subject to the U.S. government’s nonexclusive, nontransferable, irrevocable, paid-up right to practice any CRADA invention for research or other government purposes, each party will own inventions, data and materials produced by its employees, and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. The CRADA also contains customary representations, warranties, and indemnification and confidentiality obligations. The CRADA expires five years from its effective date.
Milestone Payments to Former MBI Stockholders
In connection with our acquisition of Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, in 2019, we issued an aggregate of approximately 3.0 million shares of our common stock to the holders of MBI’s capital stock outstanding immediately prior to the effective time of the merger and we agreed to pay them additional consideration of up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones. In June 2021, a total of $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events. Pursuant to the terms of the merger agreement with MBI, we had sole discretion to elect to pay the $1.25 million in milestone payments in cash, shares of our common stock or a combination of both, except that $75,000 was required to be paid in cash to the stockholders’ representative. In July 2021, our board of directors elected to make these milestone payments in shares of our common stock, to the extent permissible, and in September 2021, we issued approximately 700,000 shares of our common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.

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
Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Change
	2021	2020	$
Operating expenses:
General and administrative	$2,211,334	$1,353,069	$858,265
Research and development	10,432,603	6,203,753	4,228,850
License fees	25,000	25,000	—
Total operating expenses	12,668,937	7,581,822	5,087,115
Loss from operations	(12,668,937)	(7,581,822)	(5,087,115)
Other income	1,508	(986)	2,494
Net loss	$(12,667,429)	$(7,582,808)	$(5,084,621)
Deemed dividend from trigger of down round provision feature	$—	$(6,863)	6,863
Net loss to common shareholders	$(12,667,429)	$(7,589,671)	$(5,077,758)
Other comprehensive loss:
Foreign currency translation adjustments	(63,281)	672	(63,953)
Comprehensive loss	$(12,730,710)	$(7,588,999)	$(5,141,711)

Revenues
We did not recognize any revenues for either of the three months ended September 30, 2021 or 2020.
General and administrative expenses
The increase of $858,265 in general and administrative expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily attributable to increases in professional services expense of approximately $291,000, commercial-readiness expenses of approximately $245,000, personnel costs of approximately $193,000, stock-based compensation expense of approximately $160,000, and insurance expense of approximately $100,000, partially offset by decreases in facilities and office expenses of approximately $151,000.

We expect an increase in general and administrative expenses of approximately 20% for 2021 compared to 2020, primarily due to increased personnel expenses and other general corporate overhead. While this estimate takes into account the costs of DARE-BV1 commercial readiness activities we have conducted or plan to conduct regardless of the commercial strategy we pursue for DARE-BV1 in the U.S., if we determine to partner with a commercial sales organization or to co-promote the product, the increase in our general and administrative expenses for 2021 compared to 2020 could be greater than anticipated.
Research and development expenses
The increase of approximately $4.2 million in research and development expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily attributable to increased costs for two of our clinical-stage product candidates, Sildenafil Cream 3.6% and Ovaprene, with approximately $4.8 million related to the ongoing Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene. Also contributing to the increase were increases in (a) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.7 million, (b) personnel costs of approximately $123,000, and (c) stock-based compensation expense of approximately $84,000. Such increases were partially offset by a decrease in development costs of approximately $2.6 million as a result of the completion of the DARE-BV1 Phase 3 clinical trial in December 2020.
Our research and development expenses for 2021 may be, and are on track to be, approximately double our research and development expenses for 2020.
License fees
For the three months ended September 30, 2021 we accrued $25,000 of the $100,000 annual license maintenance fee payable in the second quarter of 2022 under our license agreement related to DARE-HRT1.
For the three months ended September 30, 2020 we accrued $25,000 of the $100,000 license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The increase of $2,494 in other income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to an increase in interest earned on cash balances in the current period.

Comparison of Nine Months Ended September 30, 2021 and 2020 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Nine months ended September 30,		Change
	2021	2020	$
Operating expenses:
General and administrative	$5,949,299	$4,772,382	$1,176,917
Research and development	23,501,098	14,131,007	9,370,091
License fees	75,000	58,333	16,667
Total operating expenses	29,525,397	18,961,722	10,563,675
Loss from operations	(29,525,397)	(18,961,722)	(10,563,675)
Other income	1,686	2,454	(768)
Gain on extinguishment of note payable	369,887	—	369,887
Net loss	$(29,153,824)	$(18,959,268)	$(10,194,556)
Deemed dividend from trigger of down round provision feature	—	(6,863)	6,863
Net loss to common shareholders	$(29,153,824)	$(18,966,131)	$(10,187,693)
Other comprehensive loss:
Foreign currency translation adjustments	(79,002)	(10,182)	(68,820)
Comprehensive loss	$(29,232,826)	$(18,976,313)	$(10,256,513)
Revenues
We did not recognize any revenues for either of the nine months ended September 30, 2021 or 2020.
General and administrative expenses
The increase of approximately $1.2 million in general and administrative expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily attributable to increases in personnel costs of approximately $558,000, stock-based compensation expense of approximately $445,000, commercial readiness expense of approximately $245,000, and professional expenses of approximately $62,000, partially offset by decreased facilities and office expenses of approximately $244,000.
Research and development expenses
The increase of approximately $9.4 million in research and development expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily attributable to increased costs for two of our clinical-stage product candidates, Sildenafil Cream, 3.6% and Ovaprene, with approximately $8.4 million related to the Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene. Also contributing to the increase were increases in (a) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $3.3 million, (b) costs for activities related to our preclinical product candidates of approximately $380,000, (c) personnel costs of approximately $300,000, and (d) stock-based compensation expense of approximately $223,000. Such increases were partially offset by a decrease in development costs of $3.5 million as a result of the completion of the DARE-BV1 Phase 3 clinical trial in December 2020.
License fees
For the nine months ended September 30, 2021 we accrued $75,000 of the $100,000 annual license maintenance fee payable in the second quarter of 2022 under our license agreement related to DARE-HRT1.
For the nine months ended September 30, 2020 we accrued $58,333 of the $100,000 license maintenance fee payable in the second quarter of 2021 under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.

Other income and gain on extinguishment of note payable
The decrease of $768 in other income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to a decrease in interest earned on cash balances in the current period.
In January 2021, we were notified that the principal balance of the loan we obtained under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration, or the SBA, and all accrued interest, which together totaled $369,887, was fully forgiven by the SBA. We recorded a gain on extinguishment of note payable and debt forgiveness income with respect to such loan forgiveness in the first quarter of 2021.
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
At September 30, 2021, our accumulated deficit was approximately $100.6 million, our cash and cash equivalents were approximately $45.6 million, and our working capital was approximately $32.3 million. We incurred a loss from operations of approximately $29.2 million, and had negative cash flow from operations of approximately $18.8 million during the nine months ended September 30, 2021.
Our primary uses of capital are, and we expect will continue to be, staff-related expenses, the cost of clinical trials, non-clinical development activities and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due under license agreements and merger agreements upon the achievement of milestones of our product candidates, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type and nature of commercial partnerships we establish. If our commercial strategy for DARE-BV1, if approved, in the U.S. involves partnering with a commercial sales organization or co-promoting the product, our near-term funding requirements would be significantly greater than if we enter into an exclusive out-license arrangement for the commercialization of DARE-BV1. Regardless of our commercial strategy for DARE-BV1, as discussed above, we expect our operating expenses, and in particular our research and development expenses, to be significantly greater for 2021 compared to 2020, as well as for 2022 compared to 2021, as we continue to develop and seek to bring to market our product candidates, with a focus on our product candidates that have reached the human clinical study development phase.
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

Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. During the nine months ended September 30, 2021, we received approximately $52.7 million of net proceeds from the sales of approximately 29.3 million shares of our common stock under our ATM sales agreements, approximately $6.8 million of net proceeds from the sales of 4.8 million shares of our common stock under our equity line, and approximately $255,000 upon the exercise of warrants.
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current operating plan, including the development of our product candidates. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreements, however, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. For the foreseeable future, we will evaluate and may pursue a variety of capital raising options on an ongoing basis, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to cover our operating expenses, including the development and, if approved, commercialization of current and any future product candidates, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue, the pace and results of our clinical development efforts, our commercialization strategy for our product candidates, if approved, and the nature and extent of expansion of our product candidate portfolio, if any. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(18,848,138)	$(16,041,176)
Net cash used in investing activities	(14,524)	(15,246)
Net cash provided by financing activities	59,842,978	16,675,911
Effect of exchange rate changes on cash and cash equivalents	(79,002)	(10,182)
Net increase in cash and cash equivalents	$40,901,314	$609,307
Net cash used in operating activities
Cash used in operating activities for the nine months ended September 30, 2021 included the net loss of $29.2 million, decreased by non-cash stock-based compensation expense of approximately $1.2 million, and increased by the non-cash gain on extinguishment of the note payable and accrued interest of approximately $370,000 related to our PPP loan. Components providing operating cash were an increase in deferred grant funding of approximately $9.6 million, an increase in accrued expenses of approximately $0.6 million, and a decrease in other receivables of approximately $0.3 million related to the receipt of the 2020 Australian cash research and development tax credit in April 2021. Components reducing operating cash were an increase in prepaid expenses of approximately $662,000 and a decrease in accounts payable of approximately $416,000.

Cash used in operating activities for the nine months ended September 30, 2020 included the net loss of $19.0 million, decreased by non-cash stock-based compensation expense of approximately $543,000. Components providing operating cash were an increase of approximately $472,000 in accounts payable, an increase of approximately $1.0 million in deferred license revenue, a decrease of approximately $342,000 in other receivables, an increase of approximately $355,000 in accrued expenses, an increase of approximately $159,000 in deferred grant funding, a decrease of approximately $118,000 in other non-current assets, and an increase of approximately $18,700 in prepaid expenses.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 consisted of approximately $59.8 million and $16.7 million in the aggregate, respectively, primarily from sales of our common stock under our ATM sales agreement and our equity line during the current year period after fees and expenses, and primarily from sales of shares of our common stock under our ATM sales agreement after fees and expenses and upon the exercise of warrants during the prior period.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2021 and September 30, 2020 was $14,524 and $15,246, respectively.
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
At the conclusion of the quarterly period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2021 at the reasonable assurance level.
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
Risks Related to Our Business
If the FDA issues a complete response letter following its review of our DARE-BV1 NDA, the path to marketing approval could be considerably longer and more expensive than anticipated and, even if the deficiencies identified by the FDA are minor, our stock price could drop immediately and significantly and our ability to raise additional capital to continue our operations and execute our current product development plans may be materially adversely affected.
In August 2021, we were notified that the FDA accepted our NDA for DARE-BV1 for filing. Accordingly, the FDA is conducting a substantive review of the NDA to determine whether to approve DARE-BV1 for the treatment of bacterial vaginosis. After evaluating the NDA and all related information, including inspection reports regarding the manufacturing facilities where the drug product or its active pharmaceutical ingredient, or API, will be produced and potentially inspection reports regarding one or more of the DARE-BVFREE clinical trial sites, the FDA will either issue an approval letter or a complete response letter, or CRL, that describes all of the specific deficiencies in the NDA identified by the agency. An approval letter would authorize commercial marketing of DARE-BV1 in the U.S. with specific prescribing information. A CRL would indicate that the review cycle of the NDA is complete and the NDA will not be approved in its present form. The deficiencies identified in a CRL may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a CRL is issued for the DARE-BV1 NDA and the deficiencies identified therein are major, the timeline to develop DARE-BV1 could become significantly longer than anticipated and the associated costs significantly greater, in which case we may determine that continuing to pursue development and regulatory approval of DARE-BV1 would not be in the best interests of our company and stockholders. If we were to discontinue development of DARE-BV1 as a result of a CRL, we may never get a return on our investment in the program. If a CRL is issued, even if the deficiencies identified therein are minor, there may be an immediate and significant decrease in the market price of our common stock, and our reputation could suffer, in particular because, as an organization, this is the first NDA we have submitted, which could significantly harm our ability to raise additional capital to fund our operations and the continued development of our product candidates. In addition, a significant drop in the market price of our common stock as a result of a CRL may subject us to class action securities lawsuits (regardless of their merit), which could be lengthy and expensive and divert our management's attention. Accordingly, the issuance of a CRL could have a material adverse effect on our business, results of operations and financial condition.
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
We currently do not have a commercial partner or the necessary infrastructure to market, distribute and sell DARE-BV1 without a partner. We may not be successful in attracting an acceptable commercial partner or entering into an agreement with acceptable terms within the timeframe we currently anticipate, or at all, which could significantly delay commercial launch of DARE-BV1, if approved, and adversely impact the potential for commercial success of the product.
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

The longer the pandemic persists, the greater the potential for significant adverse impact to our business operations and those of the contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third-party consultants and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, and assist with regulatory affairs necessary to advance our programs. Employee and family member illness, increased childcare and elder care responsibilities, and quarantines, travel restrictions, prohibitions on non-essential gatherings, shelter-in-place orders and other similar directives and policies intended to reduce the spread of the disease, may reduce our productivity and that of the third parties on which we rely and may disrupt and delay many aspects of our business, including R&D activities, production and supply of clinical trial materials and regulatory affairs activities. As a result of resource constraints, third parties on which we rely may not meet their contractual obligations to us or may allocate constrained resources to projects other than ours, any of which could significantly increase the cost and timelines for our development programs. In addition, the significant amount of personnel continuing to work remotely, both ours and those of the third parties on which we rely, could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could significantly adversely impact our business operations or significantly delay necessary interactions with the FDA and other regulatory agencies, our CROs and CMOs, clinical trial sites, current and potential collaborators, and other third parties. Conversely, as more personnel return to in-person work, travel and non-essential gatherings, there is increased risk of transmission of the disease and other communicable illnesses, potentially leading to resource constraints while personnel are unable to work due to illness and caring for family members who become ill. In addition, vaccination mandates may lead to human resource constraints at our CROs, CMOs and other third parties on which we rely if substantial proportions of their workforce quit or are terminated for refusing to comply with vaccination mandates.
The COVID-19 pandemic could cause delays in current timelines for our ongoing and planned clinical studies, our regulatory submissions, potential marketing approvals and, ultimately, commercial launch of any approved product. One or more of the clinical and regulatory milestones we anticipate will occur in 2021 or 2022 may be delayed or otherwise adversely impacted as a result of the pandemic. For example, clinical trial site initiation and/or patient enrollment may be significantly delayed or suspended as a result of personnel and other resource constraints of healthcare providers, as well as adherence to governmental orders and internal policies intended to reduce the spread of COVID-19. In addition, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings, particularly for non-critical conditions, due to concerns of contracting COVID-19 or due to shelter-in-place and social distancing orders, or conversely, as pandemic-related restrictions ease and there are increased opportunities to travel and participate in other activities again, individuals may be less inclined to participate in or complete clinical trials such as ours that require multiple clinic visits. Commencement and completion of our clinical trials may also be significantly delayed by disruptions to production by our contract manufacturers of clinical supplies needed for those studies. To date, the COVID-19 pandemic has contributed to a slower than anticipated pace of enrollment of participants in our Phase 2b clinical study of Sildenafil Cream, 3.6% as a result of operational restrictions or closure of certain study sites due to their adherence to governmental guidelines intended to reduce the spread of COVID-19, and commencement of clinical trials and nonclinical testing for more than one of our earlier clinical stage programs may be delayed due to delays in supplies needed for those studies as a result of third-party supply chain and human resources constraints, in large part related to the COVID-19 pandemic.
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

To help mitigate the impact of the pandemic on our business, we developed a plan with our third-party service providers designed to address the challenges and risks presented by the pandemic on our ongoing clinical trials, and we developed a plan designed to protect the safety, health and well-being of our employees while maintaining employee productivity. These plans have evolved and must continue to evolve as the pandemic and its impact evolves, and there can be no assurance that such plans will be effective in mitigating the potential adverse effects of the pandemic on our ongoing and planned product development activities, including our clinical trials, on the productivity of our employees or on our business, financial condition and results of operations.
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
Risks Related to Clinical Development, Manufacturing and Commercialization
The factors contributing to female sexual dysfunction disorders, including FSAD, are complex and there is limited clinical trial precedent from which to draw experience, making the design and execution of a clinical trial that demonstrates effectiveness of Sildenafil Cream, 3.6% in treating FSAD more inherently challenging and uncertain compared with investigational products for many other conditions.
There are currently no FDA-approved treatments for female sexual arousal disorder, or FSAD, and there is no precedent program to reference in the design of our clinical trials for Sildenafil Cream, 3.6%. Female sexual dysfunction disorders in women vary in nature and may be the result of a variety of physiological and psychological factors. Given the variability of factors contributing to the underlying condition, clinical studies to evaluate effectiveness in any subset of the condition under the umbrella of Sexual Dysfunction, such as FSAD, are complex. While we worked with experts to develop novel patient reported outcome, or PRO, instruments for our ongoing Phase 2b study of Sildenafil Cream, 3.6%, tested the proposed PRO instruments in a content validity study, reviewed the results of that study with the FDA and aligned with the FDA on the Phase 2b study design, the Phase 2b study may nevertheless prove difficult to enroll on the anticipated timeline or fail to demonstrate effectiveness of Sildenafil Cream, 3.6% in treating FSAD. For example, Sildenafil Cream, 3.6% is designed to work primarily by increasing blood flow to the genital tissue. Therefore, it will be critical for us to identify and enroll patients in our clinical trials of Sildenafil Cream, 3.6% for whom inadequate blood flow to the genital tissue is the primary contributor to their arousal disorder. If we fail to screen properly, and instead enroll patients with different contributing factors, the results of our clinical trials are unlikely to demonstrate effectiveness of Sildenafil Cream, 3.6%. Conversely, trying to screen out patients with different contributing factors may slow enrollment in a study, delay its completion and increase its costs. Even if we can identify and enroll a sufficient number of women for whom inadequate blood flow to the genital tissue is the primary contributing factor to their arousal disorder, there is no guaranty that the use of Sildenafil Cream, 3.6% will improve their general feelings of arousal or that the PRO instruments we utilize to measure the effectiveness of Sildenafil Cream, 3.6% in the study will adequately capture their genital arousal response. Given the factors contributing to arousal disorders, we may be required to run clinical trials in large patient populations, extending the timeline and increasing the cost of development for Sildenafil Cream, 3.6%. For example, we expect to randomize 400 to 590 subjects into our Phase 2b study of Sildenafil Cream, 3.6%. Due to the study’s adaptive design, the final study sample size has not yet been determined. If the study requires a number of randomized subjects, on the high end of that range, the study could take significantly longer and be significantly more expensive to complete than if the final size of the study need only be on the low end of that range., If we are unable to efficiently and successfully complete our Phase 2b clinical trial of Sildenafil Cream, 3.6%, product development costs for the program would increase significantly, and such failure could negatively impact the perception of the program’s potential for future clinical and regulatory success, either of which could have a material adverse effect on our business, results of operations and financial condition, as well as our stock price.

We rely on, and intend to continue to rely on, third parties for the execution of significant aspects of our product development programs. Failure of these third parties to successfully carry out their contractual duties, comply with regulatory requirements and applicable law, or meet expected deadlines may cause significant delays in our development timelines and/or failure of our programs.
Our business model relies on the outsourcing of important product development functions, tests and services to CROs, medical institutions and other specialist providers, vendors and consultants. We rely on these third parties to conduct our clinical trials and perform related activities, including quality assurance, clinical monitoring and clinical data management, as well as to assist us in preparing, submitting and supporting the applications necessary to gain marketing approvals for our product candidates. For example, we engaged CROs to run all aspects of the PCT clinical trial for Ovaprene and the Phase 3 clinical trial of DARE-BV1. We similarly expect to rely on CROs and other third parties to perform all clinical and nonclinical testing and many other important development and regulatory affairs activities needed to support applications for regulatory approvals of all product candidates we develop. We do not control these third parties and they may not devote sufficient time and resources to our projects, or their performance may be substandard, resulting in clinical trial delays or suspensions or delays in submission of our marketing applications or failure of a regulatory authority to accept our applications for filing. There is no assurance that the third parties we engage will be able to provide the functions, tests or services as agreed upon, or provide them at the agreed upon price and timeline or to our requisite quality standards, including due to geopolitical actions, natural disasters, public health emergencies or pandemics, such as the COVID-19 pandemic, or poor workforce relations or human capital management. We rely on the efforts of these third parties and if they fail to perform as expected, we could suffer significant delays and additional costs in, and potentially failure of, the development of one or more of our product candidates.
There is also no assurance these third parties will not make errors in the design, management or retention of our data or data systems. Any failures by such third parties could lead to a loss of data, which in turn could lead to delays in clinical development and obtaining regulatory approval. Third parties may not pass FDA or other regulatory audits, which could delay or prohibit regulatory approval. In addition, the cost of such services could significantly increase over time. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, regulatory approval of current and future product candidates may be delayed, prevented or cost significantly more than expected, all of which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Today, there are many FDA-approved products for treating bacterial vaginosis, and many are generic. If approved, DARE-BV1 will compete with those products. Current therapies for the treatment of bacterial vaginosis primarily consist of oral and vaginal formulations of antibiotics delivered as a single dose or through multiple doses over consecutive days. Two of the most common antibiotics used today are generic clindamycin and metronidazole. In particular, DARE-BV1 will likely be compared with Clindesse® (clindamycin phosphate) Vaginal Cream, 2% as this treatment is a vaginally administered, single dose cream formulation of clindamycin. If DARE-BV1 is approved but healthcare providers do not view the prescribing information for our product, including the cure rates that DARE-BV1 demonstrated in its clinical studies as compelling compared with other products available for the treatment of bacterial vaginosis, they may opt to continue to prescribe existing treatments rather than recommend or prescribe our product to their patients. In addition, women may prefer orally delivered options to our vaginally delivered product unless our product is viewed by them as providing significantly superior efficacy, safety and/or convenience.
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
The grants supporting the DARE-LARC1 program do not guarantee that its pre-clinical development will be successful or that we will be able to fund its clinical development in the future.
The grants supporting pre-clinical development of DARE-LARC1, including the grant agreement under which we were awarded up to $48.95 million in non-dilutive funding for pre-clinical development of DARE-LARC1 do not guarantee that its pre-clinical development will be successful or, if successful, that we will be able to fund its future clinical development. Further, while we received an initial payment of $11.45 million under the grant agreement in July 2021, additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones during the grant period and our compliance with other obligations under the agreement, and there is no assurance those milestones will be achieved or that we will receive additional payments.

Risks Related to Our Intellectual Property
Provisions in our agreements with governmental agencies and non-profit organizations may affect our intellectual property rights and the value of our development programs to our company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 1, 2021, in accordance with the terms of our merger agreement with MBI, dated as of November 10, 2019, we issued an aggregate of approximately 700,000 shares of our common stock to former stockholders of MBI as payment in part for additional consideration payable upon the achievement of milestones, as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report under “Recent Events – Milestone Payments to Former MBI Stockholders.” The shares were issued in transactions not involving a public offering pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Amendment to License Agreement effective as of September 21, 2021 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC					X

10.2+
Cooperative Research and Development Agreement entered into as of July 8, 2021 between Dare Bioscience, Inc. and the Eunice Kennedy Schriver National Institutes of Child Health and Human Development Institute
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
#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and is the type that we treat as private or confidential.

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: November 10, 2021	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)