Form 10-Q
period 2022-03-31
Dare Bioscience, Inc.
filed 2022-05-12
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36395

DARÉ BIOSCIENCE, INC. (Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation)		20-4139823 (IRS Employer Identification No.)

3655 Nobel Drive, Suite 260 San Diego, CA (Address of Principal Executive Offices)	(858) 926-7655 (Registrant’s telephone number, including area code)	92122 (Zip Code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DARE	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 10, 2022, 84,711,346 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, in particular “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. Financial Information, and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected revenue, funding and expenses, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” "pursue," “should,” “would,” “contemplate,” "project,” “target,” “tend to,” or the negative version of these words and similar expressions.
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
•Failure to monetize our portfolio candidates through licenses, partnerships or other types of commercialization agreements, or on our own;
•Failure to select product candidates that capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas within women's health including due to our limited financial resources;
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
•Actual and anticipated fluctuations in our quarterly or annual operating results or that differ from investors' expectations for such results;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,316,911	$51,674,087
Other receivables	1,729,851	1,145,317
Prepaid expenses	6,770,426	2,476,612
Total current assets	47,817,188	55,296,016
Property and equipment, net	25,366	26,041
Other non-current assets	1,344,028	485,120
Total assets	$49,186,582	$55,807,177
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,830,866	$2,103,083
Accrued expenses	3,537,856	3,136,244
Deferred grant funding	9,731,363	10,542,983
Current portion of lease liabilities	294,474	270,546
Total current liabilities	16,394,559	16,052,856
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	913,113	—
Total liabilities	18,307,672	17,052,856
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 83,944,119 shares issued and outstanding at March 31, 2022 and December 31, 2021	8,394	8,394
Accumulated other comprehensive loss	(164,123)	(154,973)
Additional paid-in capital	149,560,211	149,027,802
Accumulated deficit	(118,525,572)	(110,126,902)
Total stockholders' equity	30,878,910	38,754,321
Total liabilities and stockholders' equity	$49,186,582	$55,807,177
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2022	2021
Operating expenses
General and administrative	$2,569,987	$1,940,328
Research and development	5,805,462	5,728,206
License fees	25,000	25,000
Total operating expenses	8,400,449	7,693,534
Loss from operations	(8,400,449)	(7,693,534)
Other income	1,779	3
Gain on extinguishment of note payable	—	369,887
Net loss	$(8,398,670)	$(7,323,644)
Foreign currency translation adjustments	(9,150)	(6,841)
Comprehensive loss	$(8,407,820)	$(7,330,485)
Loss per common share - basic and diluted	$(0.10)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	83,944,119	44,502,582

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2022
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	532,409	—	—	532,409
Net loss	—	—	—	—	(8,398,670)	(8,398,670)
Foreign currency translation adjustments	—	—	—	(9,150)	—	(9,150)
Balance at March 31, 2022	83,944,119	$8,394	$149,560,211	$(164,123)	$(118,525,572)	$30,878,910

Three Months Ended March 31, 2021
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	41,596,253	$4,159	$70,366,293	$(91,388)	$(71,430,797)	$(1,151,733)
Stock-based compensation	—	—	365,911	—	—	365,911
Issuance of common stock, net of issuance costs	5,664,069	567	11,323,573	—	—	11,324,140
Issuance of common stock from the exercise of warrants	52,500	5	50,395	—	—	50,400
Net loss	—	—	—	—	(7,323,644)	(7,323,644)
Foreign currency translation adjustments	—	—	—	(6,841)	—	(6,841)
Balance at March 31, 2021	47,312,822	$4,731	$82,106,172	$(98,229)	$(78,754,441)	$3,258,233
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(8,398,670)	$(7,323,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,227	6,410
Stock-based compensation	532,409	365,911
Non-cash operating lease cost	(9,758)	(24,224)
Gain on extinguishment of notes payable and accrued interest	—	(369,887)
Changes in operating assets and liabilities:
Other receivables	(584,534)	158,333
Prepaid expenses	(4,293,814)	217,188
Other non-current assets	87,891	(128,086)
Accounts payable	727,783	450,298
Accrued expenses	401,613	(837,191)
Deferred grant funding	(811,620)	(892,123)
Net cash used in operating activities	(12,343,473)	(8,377,015)
Cash flows from investing activities
Purchases of property and equipment	(4,553)	—
Net cash used in investing activities	(4,553)	—
Cash flows from financing activities
Net proceeds from issuance of common stock	—	11,324,140
Proceeds from the exercise of common stock warrants	—	50,400
Net cash provided by financing activities	—	11,374,540
Effect of exchange rate changes on cash and cash equivalents	(9,150)	(6,841)
Net change in cash and cash equivalents	(12,357,176)	2,990,684
Cash and cash equivalents, beginning of period	51,674,087	4,669,467
Cash and cash equivalents, end of period	$39,316,911	$7,660,151
Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program note payable	$—	$369,887
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$1,043,590	$308,533

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
The Company began assembling its diverse portfolio in 2017 through acquisitions, exclusive in-licenses and other collaborations. The Company's programs target unmet needs in women's health in the areas of contraception, fertility, and vaginal and sexual health, and aim to expand treatment options, enhance outcomes and improve ease of use for women.
To date, the Company has not generated any revenue. The Company’s primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance its product candidates through clinical development and regulatory approval.
The Company's first product, XACIATO™ (clindamycin phosphate vaginal gel, 2%), was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, the Company entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. XACIATO is expected to be available commercially in the United States in the fourth quarter of 2022.
The Company's portfolio includes drug and drug/device product candidates and potential product candidates in various stages of development, from pre-clinical to advanced clinical development.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, as defined by the Financial Accounting Standards Board, or FASB, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented.
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K.
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

As of March 31, 2022, the Company had an accumulated deficit of approximately $118.5 million, cash and cash equivalents of approximately $39.3 million, and working capital of approximately $31.4 million. For the three months ended March 31, 2022, the Company incurred a net loss of approximately $8.4 million and had negative cash flow from operations of approximately $12.3 million.
The Company expects its primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to its product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments due to third-parties under the Company's in-license and acquisition agreements including upon the occurrence of commercial milestones for XACIATO and development milestones for the Company’s product candidates, legal expenses, other regulatory expenses and general overhead costs. The Company’s future funding requirements could also include significant costs related to commercialization of its product candidates, if approved, depending on the type, nature and terms of commercial collaborations the Company establishes.
The Company expects its expenses, and in particular its research and development expenses, to increase significantly in 2022 compared to 2021 as the Company continues to develop and seek to bring to market its product candidates, with a focus on its product candidates that have reached the human clinical study development phase.
To date, the Company has one FDA-approved product, XACIATO, and has generated no revenue. Commercial launch of XACIATO in the U.S. by the Company's licensee, Organon, is expected in the fourth quarter of 2022. Under the terms of its license agreement with Organon, the Company will receive a $10.0 million non-refundable and non-creditable payment following the effective date of the license agreement and will be entitled to receive tiered double-digit royalties based on net sales and up to $182.5 million in milestone payments as follows: $2.5 million following the first commercial sale of a licensed product in the United States; and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. The Company has devoted significant resources to building its portfolio of product candidates and to research and development activities related to these product candidates. The Company or its licensees must obtain regulatory approvals to market and sell any of its product candidates in the future and to market and sell XACIATO anywhere outside the U.S. The Company will need to generate sufficient safety and efficacy data on each of its product candidates in order to apply for regulatory approvals and for such assets to be attractive assets to potential strategic collaborators to license or to acquire, and for the Company to generate revenue through license fees, royalties on net revenues and commercial milestones related to such product candidates.
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying financial statements. The Company will need to raise substantial additional capital to continue to fund its operations and to successfully execute its current strategy. The Company may continue to seek to raise capital through the sale of shares of its common stock under its ATM sales agreement or through other types of equity transactions. However, when the Company can effect such sales and the amount of shares the Company can sell depends on a variety of factors including, among others, market conditions, the trading price of its common stock, its determination as to the appropriate sources of funding for its operations, and the number of authorized shares of common stock that are available for issuance, which is approximately 27 million as of the date hereof. For the foreseeable future, the Company will evaluate and may pursue a variety of capital raising options on an on-going basis, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to cover its operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of the Company's capital needs have been and will continue to depend highly on many factors, including the product development programs the Company chooses to pursue, the pace and results of its clinical development efforts, and the nature and extent of expansion of its product candidate portfolio, if any. If the Company raises capital through collaborations, strategic alliances or other similar types of arrangements, it may have to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates the Company would otherwise seek to develop or commercialize.

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
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2021 10-K. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2022 and December 31, 2021. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of March 31, 2022 or December 31, 2021.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2022
Current assets:
Cash equivalents (1)	$36,330,411	$—	$—	$36,330,411
Balance at December 31, 2021
Current assets:
Cash equivalents (1)	$49,666,064	$—	$—	$49,666,064
(1) Represents cash held in money market funds.

Revenue Recognition
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract, assesses whether each good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Collaboration Revenues. The Company enters into collaboration and licensing agreements under which it out-licenses certain rights to its products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to the Company: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products.
License Fees. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has not recognized any license fee revenue.
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
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The evaluation is based on the degree the Company controls the specified product at any time before transfer to the customer. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if the Company is in the capacity of an agent. To date, the Company has not recognized any revenue associated with product supply arrangements.

Milestones. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. To date, the Company has not recognized any milestone revenue.

3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon pursuant to which Organon will obtain exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. The effective date of the agreement will occur following the satisfaction of closing conditions that include receipt of all applicable approvals, or the expiration or termination of all applicable waiting periods, required under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The following is a summary of other terms of the Organon license agreement:
Upfront Payment. The Company will receive a $10.0 million non-refundable and non-creditable payment following the effective date of the agreement.
Royalty and Milestone Payments. The Company will be entitled to receive tiered double-digit royalties based on net sales and up to $182.5 million in milestone payments as follows: $2.5 million following the first commercial sale of a licensed product in the United States; and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
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
Regulatory Interactions and Product Supply. The Company will be responsible for regulatory interactions and for providing product supply on an interim basis until Organon assumes such responsibilities. Until such time, Organon will purchase all of its product requirements of XACIATO from the Company at a transfer price equal to the Company's manufacturing costs plus a single-digit percentage markup.
Term. Unless terminated earlier, the agreement will expire on a product-by-product and country-by-country basis upon expiration of the applicable royalty period for each licensed product. In addition to customary termination rights for both parties, following the first anniversary of the effective date of the agreement, Organon may terminate the agreement in its entirety or on a country-by-country basis at any time in Organon's sole discretion on 120 days' advance written notice.
Other. The terms of the agreement provide Organon exclusive worldwide rights of first negotiation for specified potential future products of the Company.
Bayer HealthCare License Agreement
In January 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. The Company received a $1.0 million upfront non-refundable license fee payment from Bayer, and Bayer agreed to support the Company in development and regulatory activities by providing the equivalent of two experts to advise the Company in clinical, regulatory, preclinical, commercial, CMC and product supply matters. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million, referred to as the Clinical Trial and Manufacturing Activities Fee. Such license would be exclusive with regard to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with the Company with regard to development.

The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of March 31, 2022, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheet at March 31, 2022 and December 31, 2021.
The following is a summary of other terms of the Bayer license agreement:
Milestone & Royalty Payments. The Company will be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
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
Strategic Agreements for Pipeline Development
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, the Company entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In XACIATO, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. Each of the Assignment Agreement and License Amendment was amended in December 2019 and the License Agreement was further amended in September 2021 and March 2022.
The following is a summary of other terms of the License Amendment, as amended:
License Fees. A total of $235,000 in license fees were payable to MilanaPharm, the final installment of which was $110,000 paid in 2020.
Milestone Payments. The Company paid MilanaPharm $300,000 in the aggregate upon achievement of certain clinical and regulatory development milestones, $50,000 of which was paid in 2020 and $250,000 of which was paid in 2021. The Company may also pay MilanaPharm up to $500,000 upon the first commercial sale in the United States of the first licensed product for each vaginal use and urological use, and up to $250,000 upon the first commercial sale in the United States of successive licensed products for vaginal or urological use. In addition, upon achievement of $50.0 million in cumulative worldwide net sales of licensed products, the Company must pay $1.0 million to MilanaPharm.
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

The following is a summary of other terms of the SST license and collaboration agreement:
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
Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharma Solutions (formerly known as Adare Pharmaceuticals and Orbis Biosciences, and which the Company refers to as Adare), for the development of long-acting injectable etonogestrel contraceptive with 6- and 12-month durations (now known as ADARE-204 and ADARE-214, respectively). The agreement provides the Company with an option to negotiate an exclusive license agreement for the programs if the Company funds the conduct of specified development work by Adare.
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
Milestone Payments. The Company must make contingent payments to certain Pear Tree licensors and former stockholders of Pear Tree that become payable upon achievement of specified clinical, regulatory and commercial milestones, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock.
Royalty Payments. Subject to royalty reductions and offsets, (a) the former stockholders of Pear Tree will be eligible to receive tiered royalties based on percentages of net sales of certain products and a percentage of sublicense revenue and (b) certain Pear Tree licensors will be eligible to receive royalties based on percentages of net sales of certain products and a percentage of sublicense revenue.
4.    STOCKHOLDERS’ EQUITY
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
During the three months ended March 31, 2022, the Company sold no shares under this agreement.

April 2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Leerink LLC to sell shares of its common stock from time to time through an ATM, equity offering program under which SVB Leerink acts as the Company's agent. Under the sales agreement, the Company may issue and sell up to $50.0 million of shares of its common stock. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Any shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated April 7, 2021 filed with the SEC on April 8, 2021.
During the three months ended March 31, 2022, the Company sold no shares under this agreement.
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
Equity Line

In April 2020, the Company entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, the Company had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase up to $15.0 million of the Company’s common stock. The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. These costs were amortized and expensed as shares were sold under the Purchase Agreement. As of December 31, 2021, the Company had sold and Lincoln Park had purchased $15.0 million of the Company's common stock under the Purchase Agreement, there were no unamortized costs, and no more shares of common stock may be sold by the Company to Lincoln Park under the Purchase Agreement.
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
During the three months ended March 31, 2022, no warrants were exercised. During the three months ended March 31, 2021, warrants to purchase 52,500 shares of common stock were exercised for gross proceeds of $50,000. As of March 31, 2022, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
6,500	$10.00	04/04/2026
1,374,515	$0.96	02/15/2023
1,381,015
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2022 or March 31, 2021.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan, which provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers and directors, and consultants and advisors. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of authorized shares increased by 2,000,000 to 2,201,855.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Amended 2014 Plan and related information for the three months ended March 31, 2022. The exercise price of all options granted during the three months ended March 31, 2022 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2022, unamortized stock-based compensation expense of approximately $5.3 million will be amortized over a weighted average period of 2.98 years. At March 31, 2022, 642,175 shares of common stock were available for future awards granted under the Amended 2014 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	4,717,602	$1.65
Granted	1,759,692	1.59
Exercised	—	—
Canceled/forfeited	(200,012)	1.96
Expired	—	—
Outstanding at March 31, 2022	6,277,282	$1.63
Exercisable at March 31, 2022	2,597,775	$1.45
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$174,613	$115,625
General and administrative	$357,796	$250,286
Total	$532,409	$365,911

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three months ended March 31, 2022 are as follows:

Three Months Ended March 31, 2022
Expected life in years	6.02
Risk-free interest rate	1.65%
Expected volatility	122%
Forfeiture rate	0.0%
Dividend yield	0.0%
Weighted-average fair value of options granted	$1.38
6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts and warehouse space in Billerica, Massachusetts. The Lexington lease commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years such that the term now expires on December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The Billerica lease commenced on October 1, 2016 and terminated on March 31, 2022.
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
At March 31, 2022, the Company reported operating lease ROU assets of approximately $1.2 million in other non-current assets, and approximately $294,000 and $913,000, respectively, in current portion of lease liabilities and lease liabilities long-term on the condensed consolidated balance sheet.
Total operating lease costs were approximately $169,000 and $135,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $123,000 and $112,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. Further, at March 31, 2022, operating leases had a weighted average remaining lease term of 3.13 years.

As of March 31, 2022, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2022	$288,000
2023	422,000
2024	384,000
2025	297,000
Total future minimum lease payments	1,391,000
Less: accreted interest	183,000
Total operating lease liabilities	$1,208,000
7.    COMMITMENTS AND CONTINGENCIES
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD contractor Health Decisions Inc., a contract research organization, providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD will be responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has made aggregate payments of $5.0 million of the total amount payable to NICHD, $3.5 million of which was paid during the first quarter of 2022. At March 31, 2022, the remaining amount of the Company's payment obligation under the CRADA was $0.5 million.
Contingent Consideration
As discussed in Note 3 above, in connection with the acquisition of MBI, the Company agreed to pay additional consideration of up to $46.5 million to the former stockholders of MBI contingent upon the achievement of specified funding, product development and regulatory milestones. In June 2021, $1.25 million of that potential additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was previously recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was expensed in 2021. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.

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
Ovaprene
From 2018 through 2021, the Company received approximately $1.9 million of non-dilutive grant funding from NICHD for clinical development efforts supporting Ovaprene. All funds under the final notice of award had been disbursed as of December 31, 2021.
DARE-PTB1
In August 2020, the Company received a notice of award of a grant from NICHD to support the development of DARE-PTB1. The award in the amount of $300,000 was for the "Phase I" segment of the project outlined in the Company's grant application, which is ongoing. Additional potential funding of up to approximately $2.0 million for the "Phase II" segment of the project outlined in the grant application is contingent upon satisfying specified requirements, including, assessment of the results of the Phase I segment, determination that the Phase I goals were achieved, and availability of funds. There is no guarantee the Company will receive any Phase II award.
The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $17,000 during the three months ended March 31, 2022. At March 31, 2022, the Company recorded a receivable of approximately $19,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in non-clinical studies, which is to occur during the period of September 2021 through August 2022.
The Company recorded credits to research and development expense of approximately $165,000 for costs related to the NICHD award during the three months ended March 31, 2022. At March 31, 2022, the Company recorded a receivable of approximately $173,000 for expenses incurred through such date that it believes is eligible for reimbursement under the grant.

DARE-LARC1 Non-Dilutive Grant Funding
MBI Grant Agreement
The Company's wholly-owned subsidiary, MBI, was awarded $5.4 million to support the development of DARE-LARC1 under a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation. The funding period under this agreement ended on June 30, 2021. Expenses eligible for funding were incurred, tracked and reported to the Foundation. MBI received aggregate payments under this agreement of approximately $5.4 million. At June 30, 2021, all payments under this agreement associated with research and development expenses for DARE-LARC1 had been incurred and reported to the Foundation.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation, or the 2021 DARE-LARC1 Grant Agreement, under which the Company was awarded up to $48.95 million to support the development of DARE-LARC1. The 2021 DARE-LARC1 Grant Agreement will support technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in non-clinical proof of principle studies. The Company received an initial payment of $11.45 million in July 2021. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. At March 31, 2022, approximately $9.7 million of deferred grant funding liability under this agreement was recorded in the Company's condensed consolidated balance sheet.
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
The following potentially dilutive outstanding securities were excluded from diluted net loss per common share for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2022	2021
Stock options	6,277,282	4,311,291
Warrants	1,381,015	1,856,143
Total	7,658,297	6,167,434
10.    SUBSEQUENT EVENTS
Sales of Common Stock
Between April 1, 2022 and May 10, 2022, the Company sold an aggregate of approximately 751,000 shares of common stock for net proceeds of approximately $1.2 million under its ATM equity offering program.
Commencement of Phase 1/2 Clinical Study of DARE-HRT1
In April 2022, the Company announced commencement of its Phase 1/2 clinical study of DARE-HRT1. The open-label study will evaluate the pharmacokinetics (PK) of two versions of DARE-HRT1 in approximately 20 healthy, post-menopausal women over approximately three consecutive months of use. The study will also collect safety, usability, acceptability and symptom-relief data. The study is being conducted by the Company's wholly owned subsidiary in Australia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2021 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Daré Bioscience® is a registered trademark of Daré Bioscience, Inc. and XACIATO™ is a trademark of Daré Bioscience, Inc. with registration pending. Ovaprene® is a registered trademark licensed to Daré Bioscience, Inc. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.
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
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate vaginal gel, 2%), was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. XACIATO is expected to be available commercially in the United States in the fourth quarter of 2022.
Our product pipeline includes diverse programs that target unmet needs in women's health in the areas of contraception, fertility and vaginal and sexual health and aim to expand treatment options, enhance outcomes and improve ease of use for women. We are primarily focused on progressing the development of our existing product candidates. We are also exploring opportunities to expand our portfolio by leveraging assets to which we hold rights or obtaining rights to new assets, with continued focus solely on women's health. Our current portfolio includes two product candidates in advanced clinical development:
•Ovaprene, a hormone-free, monthly contraceptive; and
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD.
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
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through clinical development and regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. For the remainder of 2022, we expect to continue to focus our resources on advancement of Ovaprene and Sildenafil Cream, 3.6%, and our other product candidates that have reached the human clinical study development phase. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 program for the next several years, but we also expect such expenses will be supported by non-dilutive funding provided under a grant agreement we entered into in June 2021.
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
The COVID-19 pandemic remains an evolving and uncertain risk to our business, operating results, financial condition and stock price. To date, we believe the pandemic contributed to a slower than expected initial pace of enrollment in our Phase 2b clinical study of Sildenafil Cream, 3.6% and delays in commencement of clinical studies and nonclinical testing for more than one of our earlier stage clinical programs, but has not had a material adverse effect on our business as a whole. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, healthcare systems, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on our business. See the risk factor in Part I, Item 1A of our 2021 10-K titled, The COVID-19 pandemic has negatively impacted our business and, in the future, may materially and adversely affect our business, financial condition and results and stock price, including by increasing the cost and timelines for our clinical development programs.

XACIATO
In March 2022, we entered into an exclusive license agreement with Organon pursuant to which Organon will obtain exclusive worldwide rights to develop, manufacture and commercialize XACIATO. The effective date of the agreement will occur following the satisfaction of closing conditions that include receipt of all applicable approvals, or the expiration or termination of all applicable waiting periods, required under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We will receive a $10.0 million non-refundable and non-creditable payment from Organon following the effective date of the agreement, which is expected to occur in the second quarter of 2022, and we are entitled to receive a $2.5 million milestone payment following the first commercial sale of a licensed product in the United States. XACIATO is expected to be available commercially in the U.S. in the fourth quarter of 2022. We will also be eligible to receive future potential milestone payments of up to $180.0 million and tiered double-digit royalties based on net sales.
Under the agreement, we will be responsible for regulatory interactions and for providing product supply on an interim basis until Organon assumes such responsibilities. Until such time, Organon will purchase all of its product requirements of XACIATO from us at a transfer price equal to our manufacturing costs plus a single-digit percentage markup. We will fulfill our commercial supply obligations through the contract manufacturer that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study of XACIATO. We will not be responsible for other costs of commercializing XACIATO.
Our Pipeline: Clinical-Stage Programs
Ovaprene
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

The planned Phase 3 clinical study will be conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the National Institutes of Health, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Phase 3 study of which a total of $5.0 million has been paid. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to contract research organization Health Decisions Inc., the clinical sites, and other parties involved with the study. If the Phase 3 study is successful, we expect the data to support a pre-market approval submission to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.

Sildenafil Cream, 3.6%
Our ongoing Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% in women with FSAD is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing in the participants’ home setting following both a non-drug and placebo run-in period. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The study is expected to randomize 400 to 590 subjects into the double-blind dosing period at 40 to 50 clinical sites in the U.S. to ensure a total of 300 (150:150) to 440 (220:220) subjects complete the 12-week double-blind dosing period. The final size of the study will be determined by a single interim analysis for unblinded sample size re-estimation, based on the study’s adaptive design. An adaptive design implemented in accordance with the FDA’s Guidance for Industry on adaptive designs for clinical trials of drugs mitigates the risk of the study being underpowered if the true treatment effect and variability are significantly different from estimates based on published data but are still clinically meaningful. We anticipate that the planned interim analysis will be conducted in 2022, after which we should be able to provide an updated timeframe for announcement of topline data from this trial.
DARE-HRT1
In April 2022, we announced initiation of our Phase 1/2 clinical study of DARE-HRT1. The open-label study will evaluate the pharmacokinetics (PK) of two versions of DARE-HRT1 (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) in approximately 20 healthy, post-menopausal women over approximately three consecutive months of use. The study will also collect safety, usability, acceptability and symptom-relief data. The study is being conducted by our wholly owned subsidiary in Australia. In 2021, we reported positive topline data from a Phase 1 clinical study that evaluated the PK of the same two versions of DARE-HRT1 over 28 days. We anticipate reporting topline data from the Phase 1/2 study in the fourth quarter of 2022.
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
DARE-FRT1 and DARE-PTB1
We are conducting development activities in preparation for Phase 1 clinical studies of DARE-FRT1 and DARE-PTB1. We do not expect to commence clinical development of these product candidates in 2022.
Our currently anticipated timelines and aggregate costs for the development of our product candidates could be delayed and could increase as a result of the COVID-19 pandemic, or otherwise. See the risk factor titled, The COVID-19 pandemic has negatively impacted our business and, in the future, may materially and adversely affect our business, financial condition and results and stock price, including by increasing the cost and timelines for our clinical development programs, in Part I, Item 1A, Risk Factors of our 2021 10-K.

Recent Events
Global License Agreement with Organon to Commercialize XACIATO
In March 2022, we entered into an exclusive license agreement with Organon, pursuant to which Organon will obtain exclusive worldwide rights to develop, manufacture and commercialize XACIATO. See “Strategic Agreements for Product Commercialization – Organon License Agreement“ in Part I, Item 1. Business of our 2021 10-K for a description of the terms of the license agreement. As discussed above, we will receive a $10.0 million non-refundable and non-creditable payment from Organon following the effective date of the agreement, which is expected to occur in the second quarter of 2022, and we are entitled to receive a $2.5 million milestone payment following the first commercial sale of a licensed product in the United States, which is expected to occur in the fourth quarter of 2022. We currently cannot predict with any reasonable certainty the timing or amount of other potential payments from Organon under the license agreement in future periods.
Initiation of Phase 1/2 Clinical Study of DARE-HRT1
As discussed above, in April 2022, we announced initiation of our Phase 1/2 clinical study of DARE-HRT1 in Australia.

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
•milestone payments due to third parties under acquisition and in-licensing arrangements we incur, or the incurrence of which we deem probable; and
•internal costs associated with activities performed by our research and development organization and generally benefit multiple programs.
In 2021, our research and development expenses consisted primarily of costs associated with the continued development of XACIATO, Ovaprene and Sildenafil Cream, 3.6% and during the first quarter of 2022, our research and development expenses consisted primarily of costs associated with the continued development of Ovaprene and Sildenafil Cream 3.6%. We expect research and development expenses to increase in the future as we continue to invest in the development of and seek regulatory approval for our clinical-stage and Phase 1-ready product candidates and as any other potential product candidates we may develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our financial statements contained in our 2021 10-K, and Note 2 to our unaudited condensed consolidated financial statements contained in this report.
Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Operating expenses:
General and administrative	$2,569,987	$1,940,328	$629,659	32%
Research and development	5,805,462	5,728,206	77,256	1%
License fees	25,000	25,000	—	—%
Total operating expenses	8,400,449	7,693,534	706,915	9%
Loss from operations	(8,400,449)	(7,693,534)	(706,915)	9%
Other income	1,779	3	1,776	59200%
Gain on extinguishment of note payable	—	369,887	(369,887)	(100)%
Net loss	$(8,398,670)	$(7,323,644)	$(1,075,026)	15%
Other comprehensive loss:
Foreign currency translation adjustments	(9,150)	(6,841)	(2,309)	34%
Comprehensive loss	$(8,407,820)	$(7,330,485)	$(1,077,335)	15%

Revenues
We did not recognize any revenues for either of the three months ended March 31, 2022 or 2021.

General and administrative expenses
The increase of approximately $0.6 million in general and administrative expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to increases in (i) professional services expense of approximately $351,000, (ii) stock-based compensation expense of approximately 108,000, (iii) personnel costs of approximately $101,000, and (iv) commercial-readiness expenses of approximately $92,000. Such increases were partially offset by a decrease in rent and facilities expenses of $80,000 attributable to the allocation of a portion of rent and facilities expense included in general and administrative in 2021 to research and development in 2022.
We expect an increase in general and administrative expenses of approximately 20% in 2022 compared to 2021 primarily due to increased personnel expenses and other general corporate overhead. Our general and administrative expenses in 2021 were approximately $8.4 million. Our 2022 general and administrative expenses will include costs related to commercial-readiness activities and obtaining commercial supplies of XACIATO from our contract manufacturer. Following commercial launch of XACIATO, we expect our general and administrative expenses will include payments by us to a third-party licensor, including royalty payments at rates in the high single-digit to low double-digits based on annual net sales of XACIATO. In 2022, in connection with commercialization of XACIATO in the U.S., these payments may include a milestone payment in the mid six-figures and royalty payments on net sales at a high single digit royalty rate.
Research and development expenses
The increase of approximately $0.1 million in research and development expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to increased costs for two of our clinical-stage product candidates, Sildenafil Cream 3.6% and Ovaprene, with approximately $1.6 million related to the ongoing Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene. Also contributing to the increase were increases in (a) personnel costs of approximately $248,000, (b) rent and facilities expenses of $171,000 attributable to the allocation of a portion of rent and facilities expense included in general and administrative in 2021 to research and development in 2022, and (c) stock-based compensation expense of approximately $59,000. Such increases were partially offset by (i) a decrease in development costs of approximately $873,000 as a result of the completion of the Phase 3 clinical trial for XACIATO in December 2020, (ii) a decrease in costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $843,000, and (iii) a decrease in costs related to development activities for our preclinical programs of approximately $271,000.
As previously reported, we expect research and development expenses to increase significantly in 2022 as we continue to develop our product candidates. Our research and development expenses in 2021 were approximately $30.6 million. If we advance our programs as currently planned, our research and development expenses for 2022 could be more than double our research and development expenses for 2021. Our 2022 research and development expenses could include up to $4.0 million in milestone payments payable by us to third parties under license and acquisition agreements related to certain of our product candidates, up to $1.0 million of which we may elect to pay in shares of our common stock. As discussed below in the section titled “Liquidity and Capital Resources,” we will need to raise substantial additional capital to continue to fund our operations and successfully execute our current operating plan. The pace and extent of our research and development activities and, therefore, our research and development spend, will depend on our cash resources. We expect our research and development spend to vary across our fiscal quarters. In regard to Sildenafil Cream, 3.6%, we anticipate that the costs of the Phase 2b RESPOND clinical trial will be approximately $20.0 million, approximately $9.5 million of which was recorded in prior fiscal years.
License fees
For each of the three months ended March 31, 2022 and March 31, 2021, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The increase of $1,776 in other income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to an increase in interest earned on cash balances in the current period.

Gain on extinguishment of note payable
The $369,887 recorded as a gain on extinguishment of note payable and debt forgiveness income in the first quarter of 2021 represents the forgiveness of all the principal and accrued interest of the loan we obtained under the Paycheck Protection Program, or the PPP, of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for at least the next several years as we develop and seek to bring to market our existing product candidates and as we seek to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
At March 31, 2022, our accumulated deficit was approximately $118.5 million, our cash and cash equivalents were approximately $39.3 million, and our working capital was approximately $31.4 million. We incurred a loss from operations of approximately $8.4 million, and had negative cash flow from operations of approximately $12.3 million during the three months ended March 31, 2022.
We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments to third-parties upon the occurrence of commercial milestones for XACIATO and development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish.
As discussed above, we expect our expenses, and in particular our research and development expenses, to increase significantly in 2022 compared to 2021 as we continue to develop and seek to bring to market our product candidates, with a focus on our product candidates that have reached the human clinical study development phase. Under the terms of our license agreement with Organon, Organon will purchase all of its product requirements of XACIATO from us at a price equal to our manufacturing costs plus a single digit percentage markup. As a result, we do not anticipate our costs of providing XACIATO commercial supplies will have a material impact on our cash resources and requirements.
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. During the three months ended March 31, 2022, we did not generate any proceeds from sales of our common stock. Subsequent to March 31, 2022 and through May 10, 2022 we received approximately $1.2 million in net proceeds from ATM sales of shares of our common stock.

We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current business strategy. During 2022, we may receive up to $12.5 million under our license agreement for XACIATO and up to $8.0 million in additional funding for pre-clinical development of DARE-LARC1 under our June 2021 grant agreement, and we will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreements, however, when we effect such sales and the amount of shares we can sell depends on a variety of factors including, among others, market conditions, the trading price of our common stock, our determination as to the appropriate sources of funding for our operations, and the number of authorized shares of common stock available for issuance, which is approximately 27 million as of the date hereof. For the foreseeable future, we will evaluate and may pursue a variety of capital raising options on an on-going basis, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue, the pace and results of our clinical development efforts, and the nature and extent of expansion of our product candidate portfolio, if any. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Part I, Item 1A of our 2021 10-K titled We will need to raise additional capital to continue our operations and execute our business strategy.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(12,343,473)	$(8,377,015)
Net cash used in investing activities	(4,553)	—
Net cash provided by financing activities	—	11,374,540
Effect of exchange rate changes on cash and cash equivalents	(9,150)	(6,841)
Net increase (decrease) in cash and cash equivalents	$(12,357,176)	$2,990,684
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2022 included the net loss of $8.4 million, decreased by non-cash stock-based compensation expense of approximately $0.5 million. Components providing operating cash were an increase in accrued expenses of approximately $0.4 million and an increase in accounts payable of approximately $0.7 million. Components reducing operating cash were an increase in prepaid expenses of approximately $4.3 million, a decrease in deferred grant funding of approximately $0.8 million, and an increase in other receivables of approximately $0.6 million.

Cash used in operating activities for the three months ended March 31, 2021 included the net loss of $7.3 million, decreased by non-cash stock-based compensation expense of approximately $0.4 million and increased by the non-cash gain on the extinguishment of the note payable and accrued interest of approximately $0.4 million related to our PPP loan. Components providing operating cash were an increase in accounts payable of approximately $0.5 million, a decrease in prepaid expenses of approximately $0.2 million, and a decrease in other receivables of approximately $0.2 million. Components reducing operating cash were a decrease in deferred grant funding of approximately $0.9 million and a decrease in accrued expenses of approximately $0.8 million, and an increase in other non-current assets of approximately $0.1 million.
Net cash used in investing activities
Cash used in investing activities for three months ended March 31, 2022 was approximately $4,600.
No cash was provided by or used in investing activities for the three months ended March 31, 2021.
Net cash provided by financing activities
No cash was provided by financing activities for the three months ended March 31, 2022.
Cash provided by financing activities for the three months ended March 31, 2021 consisted of approximately $11.4 million in the aggregate from sales of shares of our common stock under our ATM sales agreement and our equity line after fees and expenses and upon the exercise of warrants during the period.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2022 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2021 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1+	Exclusive license agreement by and between Organon International GmbH and Daré Bioscience, Inc., dated as of March 31, 2022					X

10.2+	Consent, Waiver and Stand-By License Agreement, dated March 30, 2022, by and among TriLogic Pharma, LLC, and MilanaPharm LLC, Dare Bioscience, Inc., and Organon International GmbH.					X

10.3*	Amended & Restated Non-Employee Director Compensation Policy (as amended through January 2022)					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and is the type that we treat as private or confidential.
*	Management contract or compensatory plan or arrangement

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: May 12, 2022	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)