Form 10-Q
period 2022-06-30
Dare Bioscience, Inc.
filed 2022-08-09
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 8, 2022, 84,820,858 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•Failure to complete development of our product candidates, submit and obtain United States Food and Drug Administration, or FDA, or foreign regulatory authority approval and commercialize our product candidates, if approved, on projected timelines or budgets, or at all;
•Inability to demonstrate sufficient safety and efficacy of our product candidates;
•The timely supply of XACIATO™ and our clinical trial supplies, including their components as well as the finished product, in the quantities needed in accordance with current good manufacturing practices, our specifications and other applicable requirements;
•The performance of third parties on which we rely to conduct nonclinical studies and clinical trials of our product candidates;
•The terms and conditions of our strategic collaborations, including our out-license agreements for commercialization of XACIATO and Ovaprene®;
•A decision by a the collaborators with whom we have entered into out-license agreements for commercialization of XACIATO and Ovaprene to discontinue its interest in XACIATO and Ovaprene, respectively, or to terminate such agreement, or the failure of our out-license agreement for Ovaprene to become fully effective;
•The performance of third parties on which we rely to commercialize, or assist us in commercializing, XACIATO and any future product;
•Difficulties with establishing and maintaining collaborations relating to the development and/or commercialization, if approved, of our product candidates on a timely basis or on acceptable terms, or at all;
•Our loss of, or inability to attract, key personnel;
•The degree of market acceptance that XACIATO and any future product achieves;
•Coverage and reimbursement levels for XACIATO and any future product by government health care programs, private health insurance companies and other third-party payors;
•A change in the FDA's prior determination that the Center for Devices and Radiological Health would lead the review of a premarket approval application for potential marketing approval of Ovaprene;
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
•Failure to monetize our portfolio through licenses, partnerships or other types of commercialization agreements, or on our own;
•Failure to select product candidates that capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas within women's health including due to our limited financial resources;
•Loss or impairment of our in-licensed rights to develop and commercialize XACIATO and our product candidates;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,070,612	$51,674,087
Accounts receivable	10,000,000	—
Other receivables	2,137,651	1,145,317
Prepaid expenses	5,904,368	2,476,612
Total current assets	50,112,631	55,296,016
Property and equipment, net	20,864	26,041
Other non-current assets	1,260,845	485,120
Total assets	$51,394,340	$55,807,177
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,114,228	$2,103,083
Accrued expenses	6,347,367	3,136,244
Deferred grant funding	8,751,385	10,542,983
Current portion of lease liabilities	323,956	270,546
Total current liabilities	16,536,936	16,052,856
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	823,945	—
Total liabilities	18,360,881	17,052,856
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized; 84,820,858 and 83,944,119 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8,482	8,394
Accumulated other comprehensive loss	(299,992)	(154,973)
Additional paid-in capital	151,436,543	149,027,802
Accumulated deficit	(118,111,574)	(110,126,902)
Total stockholders' equity	33,033,459	38,754,321
Total liabilities and stockholders' equity	$51,394,340	$55,807,177
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
License fee revenue	$10,000,000	$—	$10,000,000	$—
Total revenue	10,000,000	—	10,000,000	—

Operating expenses
General and administrative	2,792,894	1,797,637	5,362,881	3,737,965
Research and development	6,797,784	7,340,289	12,603,247	13,068,495
License fee expense	25,000	25,000	50,000	50,000
Total operating expenses	9,615,678	9,162,926	18,016,128	16,856,460

Income (loss) from operations	384,322	(9,162,926)	(8,016,128)	(16,856,460)
Other income	29,676	175	31,456	178
Gain on extinguishment of note payable	—	—	—	369,887
Net income (loss)	$413,998	$(9,162,751)	$(7,984,672)	$(16,486,395)
Foreign currency translation adjustments	(135,869)	(8,880)	(145,019)	(15,721)
Comprehensive income (loss)	$278,129	$(9,171,631)	$(8,129,691)	$(16,502,116)

Income (loss) per common share:
Basic	$—	$(0.18)	$(0.10)	$(0.35)
Diluted	$—	$(0.18)	$(0.10)	$(0.35)

Weighted average number of shares outstanding:
Basic	84,682,765	50,436,593	84,682,765	47,485,980
Diluted	85,369,424	50,436,593	84,682,765	47,485,980

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2022
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	532,409	—	—	532,409
Net loss	—	—	—	—	(8,398,670)	(8,398,670)
Foreign currency translation adjustments	—	—	—	(9,150)	—	(9,150)
Balance at March 31, 2022	83,944,119	$8,394	$149,560,211	$(164,123)	$(118,525,572)	$30,878,910
Stock-based compensation	—	—	537,521	—	—	537,521
Issuance of common stock, net of issuance costs	751,040	75	1,218,675	—	—	1,218,750
Stock options exercised	125,699	13	120,136	—	—	120,149
Net income	—	—	—	—	413,998	413,998
Foreign currency translation adjustments	—	—	—	(135,869)	—	(135,869)
Balance at June 30, 2022	84,820,858	$8,482	$151,436,543	$(299,992)	$(118,111,574)	$33,033,459

Six Months Ended June 30, 2021
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2020	41,596,253	$4,159	$70,366,293	$(91,388)	$(71,430,797)	$(1,151,733)
Stock-based compensation	—	—	365,911	—	—	365,911
Issuance of common stock, net of issuance costs	5,664,069	567	11,323,573	—	—	11,324,140
Issuance of common stock from the exercise of warrants	52,500	5	50,395	—	—	50,400
Net loss	—	—	—	—	(7,323,644)	(7,323,644)
Foreign currency translation adjustments	—	—	—	(6,841)	—	(6,841)
Balance at March 31, 2021	47,312,822	$4,731	$82,106,172	$(98,229)	$(78,754,441)	$3,258,233
Stock-based compensation	—	$—	$405,478	$—	$—	$405,478
Issuance of common stock, net of issuance costs	10,096,701	1,010	13,250,914	—	—	13,251,924
Net loss	—	—	—	—	(9,162,751)	(9,162,751)
Foreign currency translation adjustments	—	—	—	(8,880)	—	(8,880)
Balance at June 30, 2021	57,409,523	$5,741	$95,762,564	$(107,109)	$(87,917,192)	$7,744,004
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,984,672)	$(16,486,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,546	13,023
Stock-based compensation	1,069,930	771,389
Non-cash operating lease cost	9,940	(45,270)
Gain on extinguishment of notes payable and accrued interest	—	(369,887)
Changes in operating assets and liabilities:
Accounts receivable	(10,000,000)	—
Other receivables	(992,334)	(2,495,256)
Prepaid expenses	(3,427,756)	(137,777)
Other non-current assets	91,690	(61,237)
Accounts payable	(988,855)	(805,291)
Accrued expenses	3,211,123	1,012,785
Deferred grant funding	(1,791,598)	(1,564,553)
Net cash used in operating activities	(20,791,986)	(20,168,469)
Cash flows from investing activities
Purchases of property and equipment	(5,369)	—
Net cash used in investing activities	(5,369)	—
Cash flows from financing activities
Net proceeds from issuance of common stock	1,218,750	24,576,064
Proceeds from the exercise of stock options	120,149	50,400
Net cash provided by financing activities	1,338,899	24,626,464
Effect of exchange rate changes on cash and cash equivalents	(145,019)	(15,721)
Net change in cash and cash equivalents	(19,603,475)	4,442,274
Cash and cash equivalents, beginning of period	51,674,087	4,669,467
Cash and cash equivalents, end of period	$32,070,612	$9,111,741
Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program note payable	$—	$369,887
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$1,043,590	$308,533

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
The Company's portfolio includes one FDA-approved product, drug and drug/device product candidates and potential product candidates in various stages of development.
The Company's FDA-approved product, XACIATO™ (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, the Company entered into a license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. That agreement became effective on June 30, 2022, and in July 2022, the Company received the $10.0 million non-refundable and non-creditable payment due upon the effectiveness of the agreement. XACIATO is expected to be available commercially in the United States in the fourth quarter of 2022.
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

Going Concern
The Company prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. While the Company reported net income of approximately $0.4 million for the quarter ended June 30, 2022 as a result of the one-time payment due upon the effectiveness of the license agreement entered into with Organon to commercialize XACIATO, it has a history of losses from operations, expects negative cash flows from its operations to continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops and seeks to bring to market its existing product candidates and to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
As of June 30, 2022, the Company had an accumulated deficit of approximately $118.1 million, cash and cash equivalents of approximately $32.1 million, a deferred grant funding liability of $8.8 million (representing grant funds received that may be applied solely for the development of DARE-LARC1 and which are included in cash and cash equivalents), and working capital of approximately $33.6 million. For the six months ended June 30, 2022, the Company incurred a net loss of approximately $8.0 million and had negative cash flow from operations of approximately $20.8 million.
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
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying financial statements. The Company will need to raise substantial additional capital to continue to fund its operations and to execute its current strategy. The Company may continue to seek to raise capital through the sale of shares of its common stock under its at-the-market, or ATM, sales agreement or through other types of equity transactions. However, when the Company can effect such sales and the amount of shares the Company can sell depends on a variety of factors including, among others, market conditions, the trading price of its common stock, its determination as to the appropriate sources of funding for its operations, and the number of authorized shares of common stock that are available for issuance. For the foreseeable future, the Company will evaluate and may pursue a variety of capital raising options on an on-going basis, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to cover its operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of the Company's capital needs have been, and will continue to be, highly dependent on many factors, including the product development programs the Company chooses to pursue, the pace and results of its clinical development efforts, and the nature and extent of the potential expansion of its product candidate portfolio, if any. If the Company raises capital through collaborations, strategic alliances or other similar types of arrangements, it may have to relinquish, on terms that are not favorable to the Company, rights to some of its technologies or product candidates the Company would otherwise seek to develop or commercialize.

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
The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2021 10-K. Since the date of those consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2022 and December 31, 2021. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of June 30, 2022 or December 31, 2021.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2022
Current assets:
Cash equivalents (1)	$30,901,701	$—	$—	$30,901,701
Balance at December 31, 2021
Current assets:
Cash equivalents (1)	$49,666,064	$—	$—	$49,666,064
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
Collaboration Revenues. The Company enters into collaboration and licensing agreements under which it out-licenses certain rights to its products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to the Company: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products. To date, the Company has not recognized any collaboration revenues.
License Fees. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has recognized $10.0 million in license fee revenue, all of which represents the payment due upon the effectiveness of its license agreement for XACIATO.
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
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon pursuant to which Organon will obtain exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. The agreement became effective on June 30, 2022 following the satisfaction of closing conditions.
The following is a summary of other terms of the Organon license agreement:
Upfront Payment. Upon the effectiveness of the agreement, the Company recorded $10.0 million as license fee revenue in the accompanying condensed consolidated statement of operations. The $10.0 million was received in July 2022.
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
The Company concluded at inception of the agreement that the transaction price should not include the variable consideration related to unachieved regulatory milestones. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and six months ended June 30, 2022, no adjustments were made to the transaction price.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of June 30, 2022, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheet at June 30, 2022 and December 31, 2021.
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
Strategic Agreements for Pipeline Development
Hammock/MilanaPharm Assignment and License Agreement
In December 2018, the Company entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In XACIATO, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. Each of the Assignment Agreement and License Amendment was amended in December 2019, and the License Agreement was further amended in September 2021 and March 2022.

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
ADVA-Tec License Agreement
In March 2017, the Company entered into a license agreement with ADVA-Tec, Inc., under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide. The Company must use commercially reasonable efforts to develop and commercialize Ovaprene and must meet certain minimum spending amounts per year, including $2.5 million per year to cover such activities until a final premarket approval application, or PMA, is filed, or until the first commercial sale of Ovaprene, whichever occurs first. ADVA-Tec will conduct certain research and development work as necessary to allow the Company to seek a PMA from the FDA and will provide the Company with clinical trial and commercial supplies of Ovaprene, either directly or through a CMO, on commercially reasonable terms.
Under the license agreement, in addition to an exclusive license to ADVA-Tec's and its affiliates' intellectual property rights for all uses of Ovaprene as a human contraceptive device, the Company has a right of first refusal to license these patents and patent applications for additional indications.
The following is a summary of other terms of the ADVA-Tec license agreement:
Milestone Payments. The Company will pay to ADVA-Tec: (1) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones, $200,000 of which was paid in 2021; and (2) up to $20.0 million in the aggregate based on the achievement of certain worldwide net sales milestones. The remaining development and regulatory milestones include: the FDA's approval to commence a pivotal clinical trial; successful completion of such pivotal clinical trial; the FDA's acceptance of a PMA filing for Ovaprene; the FDA's approval of the PMA for Ovaprene; CE Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan. If the Company sublicenses its rights to Ovaprene, the Company will pay to ADVA-Tec a single digit percentage of the upfront payment or license fee due on or around the effective date of the sublicense.
Royalty Payments. The Company will pay to ADVA-Tec tiered royalties of between 1% and 10% based on percentages of annual net sales of Ovaprene by the Company in specified regions. If the Company sublicenses its rights to Ovaprene, in lieu of the foregoing royalties, the Company will pay to ADVA-Tec a low mid-double digit percentage of the royalty revenue the Company receives from the sublicensee.
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
Royalty Payments. SST will be eligible to receive tiered royalties based on percentages of annual net sales of Licensed Products by the Company in the single digits to the low double digits. If the Company sublicenses Licensed Products, SST will be eligible to receive the greater of a low mid-double digit percentage of the sublicense revenue the Company receives from the sublicensee or tiered royalties based on percentages of annual net sales of Licensed Products by the sublicensee in the single digits. In each case, the royalties are subject to customary reductions and offsets.
Milestone Payments. SST will be eligible to receive payments (1) ranging from $0.5 million to $18.0 million in the aggregate on achieving certain clinical and regulatory milestones in the U.S. and worldwide, and (2) between $10.0 million to $100.0 million in the aggregate upon achieving certain commercial sales milestones. If the Company has entered into strategic development or distribution partnerships related to the Licensed Products at the time certain milestones are achieved, additional milestone payments (1) ranging from $2.0 million to $10.0 million upon achieving certain clinical and regulatory milestones, and (2) ranging from $10.0 million to $125.0 million upon achieving certain commercial sales milestones would be due to SST.
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

Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharma Solutions (formerly known as Adare Pharmaceuticals and Orbis Biosciences, and which the Company refers to as Adare), for the development of two long-acting injectable etonogestrel contraceptives with 6- and 12-month durations (now referred to as ADARE-204 and ADARE-214, respectively). The agreement provides the Company with an option to negotiate an exclusive license agreement for the programs if the Company funds the conduct of specified development work by Adare.
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
The Company also agreed to pay the following additional consideration to the former MBI stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of the proceeds from annual net sales of such products received by the Company (but not by sublicensees), subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1. In June 2021, a total of $1.25 million of that additional contingent consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was expensed in 2021. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. See Note 7.
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
Royalty Payments. Subject to royalty reductions and offsets, the former stockholders of Pear Tree and certain Pear Tree licensors will be eligible to receive tiered royalties based on percentages of net sales of certain products by the Company and a percentage of royalties the Company receives based on net sales of certain products by sublicensees.

4.    STOCKHOLDERS’ EQUITY
October 2021 ATM Sales Agreement
In October 2021, the Company entered into a sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which SVB Leerink acts as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated October 13, 2021 relating to the offering of up to $50.0 million in shares of the Company's common stock under this sales agreement, and any subsequent prospectus supplement filed with the SEC related to this ATM equity offering program.
During the six months ended June 30, 2022, the Company sold approximately 0.8 million shares of common stock under this agreement for gross proceeds of approximately $1.3 million and incurred offering expenses of approximately $42,000.
April 2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Securities LLC to sell shares of its common stock from time to time through an ATM, equity offering program under which SVB Securities acts as the Company's agent. Under the sales agreement, the Company may issue and sell up to $50.0 million of shares of its common stock. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Any shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated April 7, 2021 filed with the SEC on April 8, 2021.
During the six months ended June 30, 2022, the Company sold no shares under this agreement. During the six months ended June 30, 2021, the Company sold approximately 7.7 million shares of common stock under this agreement for gross proceeds of approximately $10.7 million and incurred offering expenses of approximately $363,000.
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
During the six months ended June 30, 2022, no warrants were exercised. During the six months ended June 30, 2021, warrants to purchase 52,500 shares of common stock were exercised for gross proceeds of $50,400. As of June 30, 2022, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
6,500	$10.00	04/04/2026
1,374,515	$0.96	02/15/2023
1,381,015
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2022 or June 30, 2021.

Amended and Restated 2014 Stock Incentive Plan
The Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan, provided for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers and directors, and consultants and advisors. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increased annually on the first day of each fiscal year by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of authorized shares increased by 2,000,000 to 2,201,855. On June 23, 2022, the Amended 2014 Plan was superseded by the 2022 Plan (as defined below), and no further awards will be granted under the Amended 2014 Plan. Awards outstanding under the Amended 2014 Plan will continue to remain outstanding pursuant to their terms and conditions.
2022 Stock Incentive Plan
On April 11, 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders on June 23, 2022, and became effective as of that date. The 2022 Plan provides for the grant of stock-based incentive awards to employees, consultants, advisors, and directors.
The number of shares of common stock authorized for issuance under the 2022 Plan is (a) 10,117,305; plus (b) up to 6,144,682 shares subject to awards granted under the Amended 2014 Plan or the 2007 Stock Incentive Plan that expire, terminate or are otherwise forfeited on or after June 23, 2022.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the six months ended June 30, 2022. The exercise price of all options granted during the six months ended June 30, 2022 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2022, unamortized stock-based compensation expense of approximately $5.0 million will be amortized over a weighted average period of 2.68 years. At June 30, 2022, 9,776,225 shares of common stock were available for future awards granted under the 2022 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	4,717,602	$1.65
Granted	2,125,692	1.54
Exercised	(125,699)	0.96
Canceled/forfeited	(300,062)	1.94
Expired	—	—
Outstanding at June 30, 2022	6,417,533	$1.62
Exercisable at June 30, 2022	3,007,697	$1.48
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$171,938	$129,397	$346,552	$245,022
General and administrative	$365,583	$276,081	$723,378	$526,367
Total	$537,521	$405,478	$1,069,930	$771,389

The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the three and six months ended June 30, 2022 are as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Expected life in years	5.54	5.94
Risk-free interest rate	3.11%	1.90%
Expected volatility	120%	121%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.11	$1.33
6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years such that the term now expires on December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. MBI previously leased warehouse space in Billerica, Massachusetts, under a lease that commenced on October 1, 2016 and terminated on March 31, 2022.
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
At June 30, 2022, the Company reported operating lease ROU assets of approximately $1.1 million in other non-current assets, and approximately $324,000 and $824,000, respectively, in current portion of lease liabilities and lease liabilities long-term on the condensed consolidated balance sheet.
Total operating lease costs were approximately $150,000 and $151,000 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $340,000 and $286,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $80,000 and $114,000 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $203,000 and $226,000 for the six months ended June 30, 2022 and June 30, 2021, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. At June 30, 2022, operating leases had a weighted average remaining lease term of 2.88 years.

As of June 30, 2022, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2022	$185,000
2023	422,000
2024	384,000
2025	297,000
Total future minimum lease payments	1,288,000
Less: accreted interest	140,000
Total operating lease liabilities	$1,148,000
7.    COMMITMENTS AND CONTINGENCIES
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD contractor Health Decisions Inc., a contract research organization, providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD will be responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has paid $5.0 million of the total amount payable to NICHD, $3.5 million of which was paid during the first quarter of 2022. At June 30, 2022, the remaining amount of the Company's payment obligation under the CRADA was $0.5 million, which is due in the second quarter of 2023.
Contingent Consideration
As discussed in Note 3 above, in connection with the acquisition of MBI, the Company agreed to pay additional consideration of up to $46.5 million to the former stockholders of MBI contingent upon the achievement of specified funding, product development and regulatory milestones. In June 2021, $1.25 million of that additional consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was previously recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was expensed in 2021. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.
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

8.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from NICHD to support the development of Ovaprene, DARE-PTB1, DARE-LARC1, and ADARE-204/214. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
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
The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $2,500 and $19,000 during the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Company recorded a receivable of approximately $21,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in non-clinical studies, which is ongoing.
The Company recorded credits to research and development expense of approximately $28,000 and $193,000 for costs related to the NICHD award during the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Company recorded a receivable of approximately $201,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
ADARE-204 and ADARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for ADARE-204 and ADARE-214.
The Company did not record any credits to research and development expense for costs related to the NICHD award during the three and six months ended June 30, 2022, and did not record a receivable for expenses incurred through such date that it believes is eligible for reimbursement under the grant.

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
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation, or the 2021 DARE-LARC1 Grant Agreement, under which the Company was awarded up to $48.95 million to support the development of DARE-LARC1. The 2021 DARE-LARC1 Grant Agreement will support technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in non-clinical proof of principle studies. Under the 2021 DARE-LARC1 Grant Agreement, the Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds are recorded as a deferred grant funding liability in the Company's condensed consolidated balance sheet.
As of June 30, 2022, the Company received a total of approximately $11.45 million in non-dilutive funding under the 2021 DARE-LARC1 Grant Agreement and recorded approximately $8.8 million of deferred grant funding liability in the Company's condensed consolidated balance sheet. Additional payments under the 2021 DARE-LARC1 Grant Agreement are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones.
9.    NET INCOME (LOSS) PER SHARE
The Company computes basic net income (loss) per share, or EPS, using the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted EPS is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Dilutive securities include the dilutive effect of in-the-money options and warrants, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option or warrant, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option or warrant is exercised are assumed to be used to repurchase shares in the current period. Dilutive securities are excluded from the diluted EPS calculation if their effect is anti-dilutive.
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	6,053,156	4,656,666	6,417,533	4,656,666
Warrants	1,058,733	1,856,143	1,381,015	1,856,143
Total	7,111,889	6,512,809	7,798,548	6,512,809
10.    SUBSEQUENT EVENTS
Receipt of Payment Under XACIATO License Agreement
In July 2022, the Company received the $10.0 million payment due under its XACIATO license agreement after it became effective on June 30, 2022 (see Note 3).

Receipt of Payment Under 2021 DARE-LARC1 Grant Agreement
In July 2022, the Company received approximately $7.96 million from the Foundation under the 2021 DARE-LARC1 Grant Agreement (see Note 8).
Increase in Authorized Shares of Common Stock
At its 2022 annual meeting of stockholders held in July 2022, the Company's stockholders approved an increase in the number of the Company's authorized shares of common stock from 120,000,000 to 240,000,000. Following receipt of such stockholder approval, the Company filed a Certificate of Amendment to the Company's Restated Certificate of Incorporation with the State of Delaware to effect such increase in authorized shares.

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
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. XACIATO is expected to be available commercially in the United States in the fourth quarter of 2022.
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
•ADARE-204 and ADARE-214, injectable formulations of etonogestrel designed to provide contraceptive protection over 6-month and 12-month periods, respectively; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
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
To date we have generated $10.0 million in revenue, all of which represents the payment due upon the effectiveness of our license agreement with Organon to commercialize XACIATO. We are subject to several risks common to biopharmaceutical companies, including dependence on key employees, dependence on third-party collaborators and service providers, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. We are also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, success of third parties in the marketing, sale and distribution of our products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, and product liability.
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
XACIATO
In March 2022, we entered into an exclusive license agreement with Organon to develop, manufacture and commercialize XACIATO. The agreement became effective on June 30, 2022 following the satisfaction of closing conditions, and in July 2022, we received the $10.0 million non-refundable and non-creditable payment from Organon. We are entitled to receive a $2.5 million milestone payment following the first commercial sale of a licensed product in the United States. XACIATO is expected to be available commercially in the U.S. in the fourth quarter of 2022. We will also be eligible to receive future potential milestone payments of up to $180.0 million and tiered double-digit royalties based on net sales.

Under the agreement, we will be responsible for all regulatory interactions and for providing commercial product supply on an interim basis until Organon assumes such responsibilities. Until such time, Organon will purchase all of its product requirements of XACIATO from us at a transfer price equal to our manufacturing costs plus a single-digit percentage markup. We will fulfill our commercial supply obligations through the contract manufacturer that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study of XACIATO. We will not be responsible for other costs of commercializing XACIATO.
Our Pipeline: Clinical-Stage Programs
Ovaprene
In January 2022, we initiated an Investigational Device Exemption, or IDE, review process with the FDA for a multi-center, non-comparative, pivotal Phase 3 clinical study of the safety and efficacy of Ovaprene to prevent pregnancy. Our IDE submission was subsequently converted to an IDE pre-submission so that the FDA could engage in a collaborative discussion with us regarding items that must be addressed prior to enrollment of any subjects in the Phase 3 study. The IDE pre-submission process has helped inform the design of certain biocompatibility, chemical and animal studies to support the safety profile of Ovaprene (including a sheep study, which was completed and demonstrated that Ovaprene was well-tolerated over several months of use). We have also been discussing the Phase 3 study protocol with the FDA. Bayer, our commercialization collaborator for Ovaprene, has contributed to those and other discussions with the FDA.
There is no predicate device for Ovaprene (i.e., there is no existing FDA approved product that the FDA can use to compare with Ovaprene). As such, Ovaprene will be reviewed via a PMA and not a 510(k) premarket submission. While the regulatory process for such a novel product can require more interactions and research to support FDA approval, the benefit is a clearly differentiated product.
Based on the ongoing interactions with the FDA, we anticipate the IDE process continuing into the third quarter of 2022. Subject to the FDA’s approval of the IDE, we are targeting the investigator meeting, the preparative step to commencing the pivotal study, for the fourth quarter of 2022. Based on communications with the FDA, in terms of study sample size and duration, we expect at least 200 subjects completing 12 months of Ovaprene use. If the Phase 3 study is successful, we expect the data to support the submission of a PMA to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.
The Phase 3 study will be conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the National Institutes of Health, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid and the remaining amount is due in the second quarter of 2023. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to the contract research organization for the study, Health Decisions Inc., the clinical sites, and other parties involved with the study.
Sildenafil Cream, 3.6%
Our ongoing Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% in women with FSAD is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing in the participants’ home setting following both a non-drug and placebo run-in period. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The study was designed to randomize 400 to 590 subjects into the double-blind dosing period at 40 to 50 clinical sites in the U.S. to ensure a total of 300 (150:150) to 440 (220:220) subjects complete the 12-week double-blind dosing period. However, the final size of the study will be determined by a single interim analysis for sample size re-estimation based on evaluation of confidence intervals for the primary, secondary, and several exploratory endpoints. The unblinded third-party statistician will make a recommendation on the randomization and completer targets based on this analysis. We anticipate that the planned interim analysis will be conducted in the second half of 2022, after which we should be able to provide an updated timeframe for announcement of topline data from this trial.

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
DARE-VVA1
In September 2021, we announced initiation of our Phase 1/2 clinical study of DARE-VVA1. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study will evaluate the safety, tolerability, PK, and pharmacodynamics (PD) of DARE-VVA1 in postmenopausal participants with moderate to severe VVA in 15 to 20 postmenopausal women, including a cohort of women with a history of hormone-receptor positive breast cancer, at three study sites. The study is being conducted by our wholly owned subsidiary in Australia. Eligible participants will be randomly allocated to one of five treatment groups (approximately five participants per group) that will evaluate four dose levels (1 mg, 5 mg, 10 mg, and 20 mg) and a placebo. Following a screening visit, DARE-VVA1 will be self-administered intravaginally once a day for the first two weeks, and then twice a week for the following six weeks for a total treatment period of 56 days. In each treatment group, participants will have serial blood sampling for PK analysis and undergo safety evaluations and preliminary assessments of effectiveness. Following the completion of the treatment period, participants will attend a safety follow-up visit. The primary endpoints of the study will evaluate the safety and tolerability of DARE-VVA1 by vaginal administration and determine the plasma PK of DARE-VVA1 after intravaginal application. Secondary endpoints will evaluate the preliminary efficacy and PD of DARE-VVA1 in terms of the most bothersome symptom and changes in vaginal cytology and pH. We anticipate reporting topline data from the study in the fourth quarter of 2022.
DARE-FRT1 and DARE-PTB1
We are conducting development activities in preparation for Phase 1 clinical studies of DARE-FRT1 and DARE-PTB1. We do not expect to commence clinical development activities of these product candidates in 2022.
ADARE-204 and ADARE-214
We are conducting development activities in preparation for Phase 1 clinical studies of ADARE-204 and ADARE-214. We do not expect to commence clinical development activities of these product candidates in 2022.
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
Recent Events
NICHD Grant Award
In May 2022, we received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long acting injectable contraceptive method. The findings from the research will inform our target product profile and guide our development priorities for ADARE-204 and ADARE-214.
Receipt of Payment Under XACIATO License Agreement
As discussed above, the license agreement we entered into with Organon to commercialize XACIATO became effective on June 30, 2022, and in July 2022, we received the $10.0 million payment due upon its effectiveness.

Receipt of Payment Under DARE-LARC1 Grant Agreement
In July 2022, we received a grant payment of approximately $7.96 million under our grant agreement with the Bill & Melinda Gates Foundation dated as of June 30, 2021. We may receive up to a total of $48.95 million under this agreement to support technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026 to advance DARE-LARC1 in nonclinical proof of principle studies. As of the date of this report, we have received a total of approximately $19.41 million in non-dilutive funding under this agreement.
Financial Overview
Revenue
To date we have generated $10.0 million in revenue, all of which represents the payment due upon the effectiveness of our license agreement with Organon to commercialize XACIATO. In the future, we may generate revenue from royalties and commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, research and development payments in connection with strategic collaborations. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If the commercialization of XACIATO is not successful or we fail to complete the development of product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
In 2021, our research and development expenses consisted primarily of costs associated with the continued development of XACIATO, Ovaprene and Sildenafil Cream, 3.6%, and during the first two quarters of 2022, our research and development expenses consisted primarily of costs associated with the continued development of Ovaprene and Sildenafil Cream 3.6%. We expect research and development expenses to increase in the future as we continue to invest in the development of and seek regulatory approval for our clinical-stage and Phase 1-ready product candidates and as any other potential product candidates we may develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated interim financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements contained in our 2021 10-K, and Note 2 to our unaudited condensed consolidated financial statements contained in this report.

Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
License fee revenue	$10,000,000	$—	$10,000,000	100%
Total revenue	10,000,000	—	10,000,000	100%
Operating expenses:
General and administrative	2,792,894	1,797,637	995,257	55%
Research and development	6,797,784	7,340,289	(542,505)	(7)%
License fees	25,000	25,000	—	—%
Total operating expenses	9,615,678	9,162,926	452,752	5%
Income (loss) from operations	384,322	(9,162,926)	9,547,248	(104)%
Other income	29,676	175	29,501	16858%
Net income (loss)	$413,998	$(9,162,751)	$9,576,749	(105)%
Other comprehensive income (loss):
Foreign currency translation adjustments	(135,869)	(8,880)	(126,989)	1430%
Comprehensive income (loss)	$278,129	$(9,171,631)	$9,449,760	(103)%

Revenues
License fee revenue relates to our license agreement with Organon to commercialize XACIATO. We earned $10.0 million in revenue during the three months ended June 30, 2022, related to the transfer of the license and related know-how to Organon upon effectiveness of the agreement. If XACIATO becomes available commercially in the U.S. in the fourth quarter of 2022 as expected, we may receive an additional $2.5 million under this agreement as a milestone payment following the first commercial sale of a licensed product in the U.S.
We did not recognize any revenue for the three months ended June 30, 2021.
General and administrative expenses
The increase of approximately $1.0 million in general and administrative expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily attributable to increases in (i) professional services expense of approximately $485,000, (ii) commercial-readiness expenses of approximately $123,000, (iii) insurance expense of approximately $101,000, (iv) rent and facilities expenses of $98,000, (v) stock-based compensation expense of approximately $90,000, and (vi) personnel costs of approximately $52,000.
We expect an increase in general and administrative expenses of approximately 25% in 2022 compared to 2021 primarily due to increased personnel expenses and other general corporate overhead. Our general and administrative expenses in 2021 were approximately $8.4 million. Our 2022 general and administrative expenses will include costs related to commercial-readiness activities and obtaining commercial supplies of XACIATO from our contract manufacturer. Following commercial launch of XACIATO, we expect our general and administrative expenses will include payments by us under our in-license agreement for XACIATO, including royalty payments at rates in the high single-digit to low double-digits based on annual net sales of XACIATO. In 2022, these payments may include a $500,000 milestone payment upon first commercial sale and royalty payments at a high single digit rate.

Research and development expenses
The decrease of approximately $0.5 million in research and development expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was attributable to decreases in (i) development costs of approximately $789,000 as a result of the completion of the Phase 3 clinical trial for XACIATO in December 2020, (ii) costs related to development activities for our preclinical programs of approximately $121,000, (iii) rent and facilities expenses of approximately $8,000. These decreases were partially offset by increases in (a) personnel costs of approximately $186,000, (b) costs related to the ongoing Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene of approximately $123,000, (c) stock-based compensation expense of approximately $43,000, and (d) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $29,000.
We expect an increase in research and development expenses of approximately 45% in 2022 compared to 2021 as we continue to develop our product candidates. Our research and development expenses in 2021 were approximately $30.6 million. The pace and extent of our research and development activities and, therefore, our research and development spend, will depend on our cash resources. We expect our research and development spend to vary across our fiscal quarters. Development and regulatory milestone payments we previously estimated would be paid in 2022 by us under in-license and acquisition agreements related to our product candidates are now estimated to become payable in 2023. In regard to Sildenafil Cream, 3.6%, we anticipate that the costs of the Phase 2b RESPOND clinical trial will be approximately $20.0 million, approximately $9.5 million of which was recorded in prior fiscal years.
License fees
For each of the three months ended June 30, 2022 and June 30, 2021, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The increase of $29,501 in other income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to an increase in interest earned on cash balances in the current period.

Comparison of Six Months Ended June 30, 2022 and 2021 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in dollars:

	Six months ended June 30,		Change
	2022	2021	$	%
Revenues:
License fee revenue	$10,000,000	$—	$10,000,000	100%
Total revenue	10,000,000	—	10,000,000	100%
Operating expenses:
General and administrative	5,362,881	3,737,965	1,624,916	43%
Research and development	12,603,247	13,068,495	(465,248)	(4)%
License fees	50,000	50,000	—	—%
Total operating expenses	18,016,128	16,856,460	1,159,668	7%
Loss from operations	(8,016,128)	(16,856,460)	8,840,332	(52)%
Other income	31,456	178	31,278	17572%
Gain on extinguishment of note payable	—	369,887	(369,887)	(100)%
Net loss	$(7,984,672)	$(16,486,395)	$8,501,723	(52)%
Other comprehensive loss:
Foreign currency translation adjustments	(145,019)	(15,721)	(129,298)	822%
Comprehensive loss	$(8,129,691)	$(16,502,116)	$8,372,425	(51)%

Revenues
License fee revenue relates to our license agreement with Organon to commercialize XACIATO. See "—Comparison of Three Months Ended June 30, 2022 and 2021 (Unaudited)—Revenues," above.
We did not recognize any revenue for the six months ended June 30, 2021.
General and administrative expenses
The increase of approximately $1.6 million in general and administrative expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributable to increases in (i) professional services expense of approximately $832,000, (ii) commercial-readiness expenses of approximately $215,000, (iii) stock-based compensation expense of approximately $197,000, (iv) personnel costs of approximately $153,000, and (v) insurance costs of $120,000.

Research and development expenses
The decrease of approximately $0.5 million in research and development expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was attributable to decreases in (i) development costs of approximately $1.7 million as a result of the completion of the Phase 3 clinical trial for XACIATO in December 2020, (ii) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $812,000, and (iii) costs related to development activities for our preclinical programs of approximately $393,000. Such decreases were partially offset by increases in (a) costs for two of our clinical-stage product candidates, Sildenafil Cream 3.6% and Ovaprene, of approximately $1.7 million related to the ongoing Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene, (b) personnel costs of approximately $434,000, (c) rent and facilities expenses of $161,000 attributable to the allocation of a portion of rent and facilities expense included in general and administrative in 2021 to research and development in 2022, and (d) stock-based compensation expense of approximately $102,000.
License fees
For each of the six months ended June 30, 2022 and June 30, 2021, we accrued $50,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The increase of $31,278 in other income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to an increase in interest earned on cash balances in the current period.
Gain on extinguishment of note payable
The $369,887 recorded as a gain on extinguishment of note payable and debt forgiveness income in 2021 represents the forgiveness of all the principal and accrued interest of the loan we obtained under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act.
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
At June 30, 2022, our accumulated deficit was approximately $118.1 million, our cash and cash equivalents were approximately $32.1 million, our deferred grant funding liability under our grant agreement related to DARE-LARC1 was $8.8 million (representing grant funds received that may be applied solely for the development of DARE-LARC1 and which are included in cash and cash equivalents), and our working capital was approximately $33.6 million. We incurred a loss from operations of approximately $8.0 million and had negative cash flow from operations of approximately $20.8 million during the six months ended June 30, 2022.

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
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. During the six months ended June 30, 2022, we generated approximately $1.2 million in net proceeds from sales of our common stock. Subsequent to June 30, 2022, we received $10.0 million in license fee revenue under our license agreement for XACIATO, which amount was reported in accounts receivable and in total revenue in our unaudited condensed consolidated financial statements as of June 30, 2022, and $7.96 million under our grant agreement for pre-clinical development of DARE-LARC1.
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current business strategy. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreements, however, when we effect such sales and the amount of shares we can sell depends on a variety of factors including, among others, market conditions, the trading price of our common stock, and our determination as to the appropriate sources of funding for our operations. For the foreseeable future, we will evaluate and may pursue a variety of capital raising options on an on-going basis, including equity and debt financings, government or other grant funding, collaborations and strategic alliances or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue, the pace and results of our clinical development efforts, and the nature and extent of expansion of our product candidate portfolio, if any. If we raise capital through collaborations, strategic alliances or other similar types of arrangements, we may have to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates we would otherwise seek to develop or commercialize.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(20,791,986)	$(20,168,469)
Net cash used in investing activities	(5,369)	—
Net cash provided by financing activities	1,338,899	24,626,464
Effect of exchange rate changes on cash and cash equivalents	(145,019)	(15,721)
Net increase (decrease) in cash and cash equivalents	$(19,603,475)	$4,442,274
Net cash used in operating activities
Cash used in operating activities for the six months ended June 30, 2022 included the net loss of $8.0 million, decreased by non-cash stock-based compensation expense of approximately $1.1 million. A component providing operating cash was an increase in accrued expenses of approximately $3.2 million. Components reducing operating cash were an increase in accounts receivable of $10.0 million related to our exclusive license agreement for XACIATO, an increase in prepaid expenses of approximately $3.4 million, a decrease in deferred grant funding of approximately $1.8 million, an increase in other receivables of approximately $1.0 million, and a decrease in accounts payable of approximately $1.0 million.
Cash used in operating activities for the six months ended June 30, 2021 included the net loss of $16.5 million, decreased by non-cash stock-based compensation expense of approximately $771,000 and increased by the non-cash gain on the extinguishment of the note payable and accrued interest of approximately $370,000. A component providing operating cash was an increase in accrued expenses of approximately $1.0 million. Components reducing operating cash were an increase in other receivables of approximately $2.5 million related to the PDUFA application fee paid in June 2021, which was refunded in the third quarter of 2021, a decrease in deferred grant funding of approximately $1.6 million, a decrease in accounts payable of approximately $805,000 and an increase in prepaid expenses of approximately $138,000.
Net cash used in investing activities
Cash used in investing activities for the six months ended June 30, 2022 was approximately $5,400. No cash was provided by or used in investing activities for the six months ended June 30, 2021.
Net cash provided by financing activities
Cash provided by financing activities for the six months ended June 30, 2022 and June 30, 2021 consisted of approximately $1.2 million and $24.6 million in the aggregate, respectively, primarily from sales of our common stock under our ATM sales agreement.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2022 at the reasonable assurance level.
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
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.		Filed Herewith

3.1	Restated Certificate of Incorporation, as amended to date						X

10.1(a)*	Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(a)

10.1(b)*	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(b)	10.1(a)

10.1(c)*	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(c)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended						X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended						X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						#

101.INS	XBRL Instance Document						X

101.SCH	XBRL Taxonomy Extension Schema Document						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

*	Management contract or compensatory plan or arrangement

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: August 9, 2022	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)