Form 10-Q
period 2022-09-30
Dare Bioscience, Inc.
filed 2022-11-10
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 9, 2022, 84,825,481 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•A decision by the collaborators with whom we have entered into out-license agreements for commercialization of XACIATO and Ovaprene to discontinue their interest in XACIATO and Ovaprene, respectively, or to terminate such agreement, or the failure of our out-license agreement for Ovaprene to become fully effective;
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
•Failure to monetize our portfolio through licenses, partnerships or other types of commercialization agreements, structured financings, or on our own;
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
•Reduced interest in women's health relative to other healthcare sectors by the investment community or pharmaceutical companies and other potential development and commercialization collaborators;
•Cyber-attacks, security breaches or similar events compromising our technology systems and data or the technology systems and data of third parties on which we rely;
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
•Strict government regulations on our business, including laws and regulations designed to control health care product pricing and various fraud and abuse laws, including, without limitation, the Inflation Reduction Act of 2022, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act and the U.S. Foreign Corrupt Practices Act;

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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,389,546	$51,674,087
Other receivables	2,292,041	1,145,317
Prepaid expenses	6,885,498	2,476,612
Total current assets	49,567,085	55,296,016
Property and equipment, net	72,833	26,041
Other non-current assets	736,514	485,120
Total assets	$50,376,432	$55,807,177
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,477,192	$2,103,083
Accrued expenses	4,136,330	3,136,244
Deferred grant funding	14,836,416	10,542,983
Current portion of lease liabilities	388,135	270,546
Total current liabilities	22,838,073	16,052,856
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	194,587	—
Total liabilities	24,032,660	17,052,856
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 84,825,481 and 83,944,119 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8,482	8,394
Accumulated other comprehensive loss	(530,740)	(154,973)
Additional paid-in capital	151,997,447	149,027,802
Accumulated deficit	(125,131,417)	(110,126,902)
Total stockholders' equity	26,343,772	38,754,321
Total liabilities and stockholders' equity	$50,376,432	$55,807,177

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
License fee revenue	$—	$—	$10,000,000	$—
Total revenue	—	—	10,000,000	—

Operating expenses
General and administrative	2,651,543	2,211,334	8,014,424	5,949,299
Research and development	4,462,250	10,432,603	17,065,497	23,501,098
License fee expense	25,000	25,000	75,000	75,000
Total operating expenses	7,138,793	12,668,937	25,154,921	29,525,397

Loss from operations	(7,138,793)	(12,668,937)	(15,154,921)	(29,525,397)
Other income	118,950	1,508	150,406	1,686
Gain on extinguishment of note payable	—	—	—	369,887
Net loss	$(7,019,843)	$(12,667,429)	$(15,004,515)	$(29,153,824)
Foreign currency translation adjustments	(230,748)	(63,281)	(375,767)	(79,002)
Comprehensive loss	$(7,250,591)	$(12,730,710)	$(15,380,282)	$(29,232,826)
Loss per common share - basic and diluted	$(0.08)	$(0.18)	$(0.18)	$(0.45)
Weighted average number of shares outstanding:
Basic and diluted	84,822,516	70,775,508	85,553,134	64,196,162

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Nine Months Ended September 30, 2022
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	532,409	—	—	532,409
Net loss	—	—	—	—	(8,398,670)	(8,398,670)
Foreign currency translation adjustments	—	—	—	(9,150)	—	(9,150)
Balance at March 31, 2022	83,944,119	$8,394	$149,560,211	$(164,123)	$(118,525,572)	$30,878,910
Stock-based compensation	—	—	537,521	—	—	537,521
Issuance of common stock, net of issuance costs	751,040	75	1,218,675	—	—	1,218,750
Stock options exercised	125,699	13	120,136	—	—	120,149
Net income	—	—	—	—	413,998	413,998
Foreign currency translation adjustments	—	—	—	(135,869)	—	(135,869)
Balance at June 30, 2022	84,820,858	$8,482	$151,436,543	$(299,992)	$(118,111,574)	$33,033,459
Stock-based compensation	—	—	556,448	—	—	556,448
Stock options exercised	4,623	—	4,456	—	—	4,456
Net loss	—	—	—	—	(7,019,843)	(7,019,843)
Foreign currency translation adjustments	—	—	—	(230,748)	—	(230,748)
Balance at September 30, 2022	84,825,481	$8,482	$151,997,447	$(530,740)	$(125,131,417)	$26,343,772

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

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(15,004,515)	$(29,153,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,580	19,366
Stock-based compensation	1,626,378	1,210,886
Non-cash operating lease cost	29,320	(69,356)
Gain on early termination of lease	(46,477)	—
Non-cash loss on settlement of contingent liability	—	44,286
Gain on extinguishment of notes payable and accrued interest	—	(369,887)
Changes in operating assets and liabilities:
Other receivables	(1,146,724)	303,921
Prepaid expenses	(4,408,886)	(661,849)
Other non-current assets	77,939	57,247
Accounts payable	1,374,109	(415,602)
Accrued expenses	1,000,086	594,629
Deferred grant funding	4,293,433	9,592,045
Net cash used in operating activities	(12,191,757)	(18,848,138)
Cash flows from investing activities
Purchases of property and equipment	(60,372)	(14,524)
Net cash used in investing activities	(60,372)	(14,524)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,218,750	59,588,112
Proceeds from the exercise of stock options	124,605	254,866
Net cash provided by financing activities	1,343,355	59,842,978
Effect of exchange rate changes on cash and cash equivalents	(375,767)	(79,002)
Net change in cash and cash equivalents	(11,284,541)	40,901,314
Cash and cash equivalents, beginning of period	51,674,087	4,669,467
Cash and cash equivalents, end of period	$40,389,546	$45,570,781
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$585,942	$308,533
Forgiveness of Paycheck Protection Program note payable	$—	$369,887
Settlement of contingent closing consideration liability with stock issuance in connection with acquisition of business	$—	$925,000
Milestone payment paid in common stock	$—	$250,000

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
The Company's FDA-approved product, XACIATO™ (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, the Company entered into a license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. That agreement became effective on June 30, 2022, and in July 2022, the Company received the upfront $10.0 million non-refundable and non-creditable payment due under the agreement.
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
Going Concern
The Company prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. Although the Company reported net income of approximately $0.4 million for its fiscal quarter ended June 30, 2022 as a result of the upfront one-time payment due under its license agreement with Organon to commercialize XACIATO, the Company has a history of losses from operations, expects negative cash flows from its operations to continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops and seeks to bring to market its existing product candidates and to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

As of September 30, 2022, the Company had an accumulated deficit of approximately $125.1 million, cash and cash equivalents of approximately $40.4 million, a deferred grant funding liability of $14.8 million (representing grant funds received that may be applied solely for the development of DARE-LARC1 and which are included in cash and cash equivalents), and working capital of approximately $26.7 million. For the nine months ended September 30, 2022, the Company incurred a net loss of approximately $15.0 million and had negative cash flow from operations of approximately $12.2 million.
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
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying financial statements. The Company will need to raise substantial additional capital to continue to fund its operations and to execute its current strategy. The Company may continue to seek to raise capital through the sale of shares of its common stock under its at-the-market, or ATM, sales agreement or through other types of equity transactions. However, when the Company can effect such sales and the amount of shares the Company can sell depends on a variety of factors including, among others, market conditions, the trading price of its common stock, its determination as to the appropriate sources of funding for its operations, and the number of authorized shares of common stock that are available for issuance. For the foreseeable future, the Company will evaluate and may pursue a variety of capital raising options on an on-going basis, including equity and debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances, or other similar types of arrangements, to cover its operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of the Company's capital needs have been, and will continue to be, highly dependent on many factors, including the product development programs the Company chooses to pursue, the pace and results of its clinical development efforts, and the nature and extent of the potential expansion of its product candidate portfolio, if any. If the Company raises capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, it may be required to relinquish some or all of its rights to potential revenue or to intellectual property rights for its product candidates on terms that are not favorable to the Company.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of September 30, 2022 and December 31, 2021. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of September 30, 2022 or December 31, 2021.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2022
Current assets:
Cash equivalents (1)	$39,083,471	$—	$—	$39,083,471
Balance at December 31, 2021
Current assets:
Cash equivalents (1)	$49,666,064	$—	$—	$49,666,064
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
License Fees. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has recognized $10.0 million in license fee revenue, all of which represents the upfront payment due under its license agreement for XACIATO.
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
The following is a summary of other terms of the Organon license agreement:
Upfront Payment. Upon the effectiveness of the agreement, the Company recorded the transaction price of $10.0 million as license fee revenue in the accompanying condensed consolidated statement of operations. The $10.0 million was received in July 2022.

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
The Company concluded at the inception of the agreement that the transaction price should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the three and nine months ended September 30, 2022, no adjustments were made to the transaction price.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of September 30, 2022, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheet at September 30, 2022 and December 31, 2021.
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
Hennepin License Agreement
In August 2022, the Company entered into a license agreement with Hennepin Life Sciences LLC, or Hennepin, under which the Company acquired the exclusive global rights to develop and commercialize treatments delivering the novel antimicrobial glycerol monolaurate (GML) intravaginally for a variety of health conditions including bacterial, fungal, and viral infections. Under the agreement, the Company received an exclusive, worldwide, royalty-bearing license to research, develop and commercialize the licensed technology. The Company is entitled to sublicense the rights granted to it under the agreement.

The following is a summary of other terms of the agreement:
Milestone Payments. The Company agreed to make potential future development and sales milestone payments of (1) up to $6.25 million in the aggregate upon achieving certain clinical and regulatory milestones, and (2) up to $45.0 million in the aggregate upon achieving certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock.
Royalty Payments. The Company will pay Hennepin low-single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement.
Efforts. The Company must use commercially reasonable efforts to develop and introduce to market at least one product.
Term. Unless earlier terminated, the term of the agreement shall expire in its entirety upon the last to expire royalty term. In addition to customary termination rights for both parties, the Company may elect to terminate the agreement at any time, with or without cause, on a country-by-country basis and Hennepin may terminate the agreement if the Company does not undertake any development work with respect to the licensed intellectual property for five consecutive years from the date of the agreement.
MBI Acquisition
In November 2019, the Company acquired Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, to secure the rights to develop a long-acting reversible contraception method that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1.
In connection with the MBI acquisition, the Company issued an aggregate of approximately 3.0 million shares of its common stock to the holders of shares of MBI's capital stock outstanding immediately prior to the effective time of the merger and agreed to pay the former MBI stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property acquired by the Company in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of the proceeds from annual net sales of such products received by the Company (but not by sublicensees), subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. The Company agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1. In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was recorded as contingent consideration on the Company's consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was expensed in 2021. In July 2021, the Company’s board of directors elected to make these milestone payments in shares of the Company’s common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. See Note 7.
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

4.    STOCKHOLDERS’ EQUITY
Increase in Authorized Shares of Common Stock
In July 2022, following the approval of the Company's stockholders at its annual meeting of stockholders, the Company amended its restated certificate of incorporation to increase the Company's authorized shares of common stock to 240,000,000.
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
During the nine months ended September 30, 2022, the Company sold approximately 751,000 shares of common stock under this agreement for gross proceeds of approximately $1.3 million and incurred offering expenses of approximately $42,000.
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
During the nine months ended September 30, 2022, the Company sold no shares under this agreement. During the nine months ended September 30, 2021, the Company sold approximately 26.0 million shares of common stock under this agreement for gross proceeds of approximately $46.9 million and incurred offering expenses of approximately $1.6 million.
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
During the nine months ended September 30, 2022, no warrants were exercised. During the nine months ended September 30, 2021, warrants to purchase 265,485 shares of common stock were exercised for gross proceeds of $254,866. As of September 30, 2022, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
6,500	$10.00	04/04/2026
1,374,515	$0.96	02/15/2023
1,381,015
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the nine months ended September 30, 2022 or September 30, 2021.

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
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders on June 23, 2022, and became effective as of that date. The 2022 Plan provides for the grant of stock-based incentive awards to employees, consultants, advisors, and directors.
The number of shares of common stock authorized for issuance under the 2022 Plan is (a) 10,117,305; plus (b) up to 6,144,682 shares subject to awards granted under the Amended 2014 Plan or the 2007 Stock Incentive Plan that expire, terminate or are otherwise forfeited on or after June 23, 2022.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the nine months ended September 30, 2022. The exercise price of all options granted during the nine months ended September 30, 2022 was equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2022, unamortized stock-based compensation expense of approximately $4.7 million will be amortized over a weighted average period of 2.56 years. At September 30, 2022, 9,576,581 shares of common stock were available for future awards granted under the 2022 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	4,717,602	$1.65
Granted	2,346,692	1.50
Exercised	(130,322)	0.96
Canceled/forfeited	(321,418)	1.94
Expired	—	—
Outstanding at September 30, 2022	6,612,554	$1.60
Exercisable at September 30, 2022	3,337,063	$1.49
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$168,323	$144,876	$514,875	$389,913
General and administrative	$388,125	$294,621	$1,111,504	$820,973
Total	$556,448	$439,497	$1,626,379	$1,210,886

`6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The extension of the lease in February 2022 resulted in an increase in operating lease liabilities and ROU assets of approximately $1.0 million. In September 2022, the landlord exercised its option to terminate the lease, resulting in the new term ending on December 31, 2023. The termination of the lease resulted in a reduction of operating lease liabilities and ROU assets of approximately $504,000 and $458,000, respectively, and a $46,000 gain on the modification of the lease which is included as a reduction to research and development expense for the three and nine months ended September 30, 2022.
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
The leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company uses an incremental borrowing rate consisting of the current prime rate plus 200 basis points for operating leases that commenced prior to January 2019 (and all of the Company's operating leases commenced prior to such date). The depreciable lives of operating leases and leasehold improvements are limited by the expected lease term.
At September 30, 2022, the Company reported operating lease ROU assets of approximately $546,000 in other non-current assets, and approximately $388,000 and $195,000, respectively, in current portion of lease liabilities and lease liabilities long-term on the condensed consolidated balance sheet.
Total operating lease costs were approximately $116,000 and $134,000 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $469,000 and $420,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $81,000 and $117,000 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $231,000 and $343,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. At September 30, 2022, operating leases had a weighted average remaining lease term of 1.58 years.
As of September 30, 2022, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2022	$105,000
2023	422,000
2024	93,000
Total future minimum lease payments	620,000
Less: accreted interest	37,000
Total operating lease liabilities	$583,000

7.    COMMITMENTS AND CONTINGENCIES
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's selected contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD will be responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has paid $5.0 million of the total amount payable to NICHD, $3.5 million of which was paid during the first quarter of 2022. At September 30, 2022, the remaining amount of the Company's payment obligation under the CRADA was $0.5 million, which is due in the second quarter of 2023.
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
The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $500 and $20,000 during the three and nine months ended September 30, 2022, respectively.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in non-clinical studies, which is ongoing.
The Company recorded credits to research and development expense of approximately $3,000 and $196,000 for costs related to the NICHD award during the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Company recorded a receivable of approximately $2,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
ADARE-204 and ADARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for ADARE-204 and ADARE-214.
The Company recorded credits to research and development expense of approximately $65,000 for costs related to the NICHD award during both the three and nine months ended September 30, 2022. At September 30, 2022, the Company recorded a receivable of approximately $65,000 for expenses incurred through such date that it believes is eligible for reimbursement under the grant.
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
In July 2022, the Company received approximately $8.0 million from the Foundation under the 2021 DARE-LARC1 Grant Agreement. As of September 30, 2022, the Company has received a cumulative total of approximately $19.4 million in non-dilutive funding under the 2021 DARE-LARC1 Grant Agreement and recorded approximately $14.8 million of deferred grant funding liability in the Company's condensed consolidated balance sheet. Additional payments under the 2021 DARE-LARC1 Grant Agreement are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones.
9.    NET LOSS PER SHARE
The Company computes basic net loss per share, or EPS, using the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted EPS is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Dilutive securities include the dilutive effect of in-the-money options and warrants, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option or warrant, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option or warrant is exercised are assumed to be used to repurchase shares in the current period. Dilutive securities are excluded from the diluted EPS calculation if their effect is anti-dilutive.
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	6,612,554	4,802,666	6,612,554	4,802,666
Warrants	1,381,015	1,643,158	1,381,015	1,643,158
Total	7,993,569	6,445,824	7,993,569	6,445,824
10.    SUBSEQUENT EVENTS
Ovaprene IDE Application Approval
On October 10, 2022, the FDA approved the Company's Investigational Device Exemption, or IDE, application for a single arm, open-label pivotal contraceptive efficacy study of Ovaprene and provided the Company with recommended additional study design considerations. Implementing such study design considerations will further position the study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a PMA application. The Company expects to make a $1.0 million milestone payment as a result.
Receipt of Australia Research and Development Cash Credit
On October 3, 2022, the Company received a research and development rebate from the government of Australia in the amount of approximately $786,000 for clinical work performed in Australia in 2021. The rebate is accounted for as an offset to research and development expense.

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
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. We anticipate the first commercial sale of XACIATO in the U.S. in the first half of 2023.
Our product pipeline includes diverse programs that target unmet needs in women's health in the areas of contraception, fertility and vaginal and sexual health and aim to expand treatment options, enhance outcomes and improve ease of use for women. We are primarily focused on progressing the development of our existing product candidates. We are also exploring opportunities to expand our portfolio by leveraging assets to which we hold rights or obtaining rights to new assets, with continued focus solely on women's health. Our current portfolio includes two product candidates in advanced clinical development:
•Ovaprene, a hormone-free, monthly intravaginal contraceptive; and
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for treatment of female sexual arousal disorder, or FSAD.
Our portfolio also includes four product candidates in Phase 1 clinical development or that we believe are Phase 1-ready:
•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring, or IVR, for the treatment of menopausal symptoms, including vasomotor symptoms, as part of hormone therapy following menopause;

•DARE-VVA1, a vaginally delivered formulation of tamoxifen to treat vulvar vaginal atrophy, or VVA, as an option for women with hormone-receptor positive breast cancer;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for broader luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-PTB1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth.
In addition, our portfolio includes these pre-clinical stage potential product candidates:
•ADARE-204 and ADARE-214, injectable formulations of etonogestrel designed to provide contraceptive protection over 6-month and 12-month periods, respectively
•DARE-LARC1, a contraceptive implant delivering levonorgestrel with a woman-centered design that has the potential to be a long-acting, yet convenient and user-controlled contraceptive option;
•DARE-GML, an intravaginally-delivered potential multi-target antimicrobial agent formulated with glycerol monolaurate (GML), which has shown broad antimicrobial activity, killing bacteria and viruses; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
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
To date we have generated $10.0 million in revenue, all of which represents the upfront payment under our license agreement with Organon to commercialize XACIATO. We are subject to several risks common to biopharmaceutical companies, including dependence on key employees, dependence on third-party collaborators and service providers, competition from other companies, the need to develop commercially viable products in a timely and cost-effective manner, and the need to obtain adequate additional capital to fund the development of product candidates. We are also subject to several risks common to other companies in the industry, including rapid technology change, regulatory approval of products, uncertainty of market acceptance of products, success of third parties in the marketing, sale and distribution of our products, competition from substitute products and larger companies, compliance with government regulations, protection of proprietary technology, and product liability.
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

XACIATO
In March 2022, we entered into an exclusive license agreement with Organon to develop, manufacture and commercialize XACIATO. The agreement became effective on June 30, 2022 following the satisfaction of closing conditions, and in July 2022, we received the $10.0 million non-refundable and non-creditable payment from Organon. We are entitled to receive a $2.5 million milestone payment following the first commercial sale of a licensed product in the United States. XACIATO launch preparation activities, including validation of the manufacturing process, are ongoing and will continue into 2023, and the first commercial sale in the U.S. is expected in the first half of 2023. We will also be eligible to receive future potential milestone payments of up to $180.0 million and tiered double-digit royalties based on net sales.
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
Our Pipeline: Clinical-Stage Programs
Ovaprene
In October 2022, we announced that the FDA approved an Investigational Device Exemption, or IDE, application allowing us to conduct a single arm, open-label pivotal contraceptive efficacy study of Ovaprene. The multi-center, non-comparative pivotal Phase 3 clinical study will evaluate Ovaprene’s effectiveness as a contraceptive device along with its safety and usability over a 12-month (13 menstrual cycles) duration. If successful, the study is expected to support a premarket approval, or PMA, application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene. Initiation of recruitment for the study is targeted for mid-2023.
There is no predicate device for Ovaprene (i.e., there is no existing FDA-approved product that the FDA can use to compare with Ovaprene). As such, Ovaprene will be reviewed via a PMA and not a 510(k) premarket submission. While the regulatory process for such a novel product can require more interactions and research to support FDA approval, the benefit is a clearly differentiated product. In order for the planned study to serve as the primary clinical support for a future marketing approval or clearance, the FDA provided additional study design considerations with the IDE approval letter. Implementing such study design considerations will further position the study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a PMA application. We are working with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement the FDA's study design considerations.
The Phase 3 study will be conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid and the remaining amount is due in the second quarter of 2023. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study.
Sildenafil Cream, 3.6%
In October 2022, subject screening for our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% was completed, allowing for a topline data announcement target of the second quarter of 2023.

The Phase 2b RESPOND study is a multi-center, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of Sildenafil Cream, 3.6% in premenopausal patients with female sexual arousal disorder, or FSAD. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The study is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period.
In August 2022, we announced that, based on the results of an interim analysis to evaluate the relative magnitude of the treatment effect, we expected to complete enrollment in the Phase 2b RESPOND study with a revised projected number of subjects in the fourth quarter of 2022. The interim analysis was conducted by an independent third-party statistical resource and we, as well as our collaborator, Strategic Science & Technologies, LLC, continue to remain blinded to results of the study by treatment group. While the study was originally expected to randomize a minimum of 400 subjects into the double-blind dosing period from 40 to 50 sites in the U.S. to achieve 150 subjects per arm completing the 12-week double-blind dosing period, based on the analysis of unblinded data by the independent third-party statistical resource to evaluate the relative magnitude of the treatment effect, approximately 160 to 170 subjects are expected to complete the 12-week double-blind dosing period (approximately 80 to 85 subjects per arm). The reduction in the number of subjects should not be viewed as indicative of the magnitude of the treatment effect. The relative magnitude of the treatment effect seen in the interim analysis should not be viewed as predictive that topline data will show Sildenafil Cream, 3.6% achieved the efficacy endpoints of the Phase 2b RESPOND study.
DARE-HRT1
In October 2022, we announced topline results of our Phase 1/2 clinical study of DARE-HRT1 conducted by our wholly owned subsidiary in Australia. The randomized, open-label, two arm, parallel group study was designed to evaluate the pharmacokinetics (PK) of two versions of DARE-HRT1 (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) in approximately 20 healthy, post-menopausal women over approximately three consecutive months of use. The study also collected safety, usability, acceptability and symptom-relief data including the vasomotor symptoms (VMS) as well as the vaginal symptoms of menopause. The levels of estradiol released from both the lower and higher dose formulation of DARE-HRT1 evaluated in the study achieved statistically significant improvement in VMS as well as the genitourinary symptoms of menopause, and vaginal pH and maturation index. Menopausal symptoms, including hot flashes and night sweats, were reduced compared with baseline in both DARE-HRT1 dose groups (p<0.01). Participants also showed significant improvement from baseline in all measures surveyed on The Menopausal Quality of Life Survey (MENQOL), which surveys not only parameters of VMS, but also physical, psychosocial and sexual symptoms (p<0.01 on all domains). With DARE-HRT1 use, vaginal pH significantly decreased compared to baseline (p<0.01) and cytologic tests of the vaginal epithelium (vaginal maturation index) showed significant normalization (all p values <0.01 for increases in superficial cells, increases in intermediate cells and decreases in parabasal cells from baseline) among all participants. The most common genitourinary symptom, vaginal dryness, which was reported by 70% of participants at baseline, showed significant improvement in both DARE-HRT1 groups (p<0.01) and this subset also experienced significant decreases in vaginal pain with DARE-HRT1 use (p<0.01).
The study treatment was well tolerated with the types of most common adverse events consistent with other vaginal products. There were only two early discontinuations due to an adverse event, and no serious adverse events were reported. DARE-HRT1 had a high level of acceptability in the study, with 100% of subjects reporting that the IVR was comfortable to wear, and there were no reports of the IVR being expelled from the vagina during use. Additionally, over 95% of subjects stated they would be either somewhat or very likely to use the IVR for a women’s health condition or unrelated disease if needed. We anticipate that the topline PK data from the Phase 1/2 study will be available and reported later in the fourth quarter of 2022.

DARE-VVA1
In September 2021, we announced initiation of our Phase 1/2 clinical study of DARE-VVA1. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study will evaluate the safety, tolerability, PK, and pharmacodynamics (PD) of DARE-VVA1 in postmenopausal participants with moderate to severe VVA in 15 to 20 postmenopausal women, including a cohort of women with a history of hormone-receptor positive breast cancer, at three study sites. The study is being conducted by our wholly owned subsidiary in Australia. Eligible participants will be randomly allocated to one of five treatment groups (approximately five participants per group) that will evaluate four dose levels (1 mg, 5 mg, 10 mg, and 20 mg) and a placebo. Following a screening visit, DARE-VVA1 will be self-administered intravaginally once a day for the first two weeks, and then twice a week for the following six weeks for a total treatment period of 56 days. In each treatment group, participants will have serial blood sampling for PK analysis and undergo safety evaluations and preliminary assessments of effectiveness. Following the completion of the treatment period, participants will attend a safety follow-up visit. The primary endpoints of the study will evaluate the safety and tolerability of DARE-VVA1 by vaginal administration and determine the plasma PK of DARE-VVA1 after intravaginal application. Secondary endpoints will evaluate the preliminary efficacy and PD of DARE-VVA1 in terms of the most bothersome symptom and changes in vaginal cytology and pH. We anticipate reporting topline data from the Phase 1/2 clinical study later in the fourth quarter of 2022.
DARE-FRT1 and DARE-PTB1
We are conducting development activities in preparation for Phase 1 clinical studies of DARE-FRT1 and DARE-PTB1. We do not expect to commence clinical development activities of these product candidates in 2022.
ADARE-204 and ADARE-214
We are conducting development activities in preparation for Phase 1 clinical studies of ADARE-204 and ADARE-214. We do not expect to commence clinical development activities of these product candidates in 2022. We anticipate a Phase 1 clinical study of ADARE-204 and ADARE-214 by our wholly owned subsidiary in Australia in 2023.

Recent Events
Ovaprene IDE Application Approval for Phase 3 Clinical Study
As discussed above, in October 2022, the FDA approved our IDE application for a single arm, open-label pivotal contraceptive efficacy study of Ovaprene.
Positive Topline Data from DARE-HRT1 Phase 1/2 Clinical Study
As discussed above, in October 2022, we announced topline data from our Phase 1/2 clinical study of DARE-HRT1.
Receipt of Australia Research and Development Cash Credit
In October 2022, we received a research and development rebate from the government of Australia in the amount of approximately $786,000 for clinical work performed in Australia in 2021. The rebate is accounted for as an offset to research and development expense.
License Agreement with Hennepin Life Sciences to Expand Product Candidate Pipeline
In August 2022, we entered into a license agreement with Hennepin Life Sciences LLC, or Hennepin, under which we acquired the exclusive global rights to develop and commercialize treatments delivering the novel antimicrobial glycerol monolaurate (GML) intravaginally for a variety of health conditions including bacterial, fungal, and viral infections. Under the agreement, we received an exclusive, worldwide, royalty-bearing license to research, develop and commercialize the licensed technology. We agreed to make potential future milestone payments through the term of the license based on clinical, regulatory, and commercial events, and to pay royalties based on commercial sales. We are entitled to sublicense the rights granted to us under this agreement.
Receipt of Payment Under XACIATO License Agreement
As discussed above, in July 2022, we received the $10.0 million upfront payment from Organon under our XACIATO license agreement.
Receipt of Payment Under 2021 DARE-LARC1 Grant Agreement
In July 2022, we received approximately $8.0 million from the Foundation under the 2021 DARE-LARC1 Grant Agreement.
Increase in Authorized Shares of Common Stock
In July 2022, following the approval of our stockholders at our annual meeting of stockholders, we amended our restated certificate of incorporation to increase our authorized shares of common stock to 240,000,000.
Financial Overview
Revenue
To date we have generated $10.0 million in revenue, all of which represents the upfront payment under our license agreement with Organon to commercialize XACIATO, which is recognized as license fee revenue. In the future, we may generate revenue from royalties and commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, research and development payments in connection with strategic collaborations. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If the commercialization of XACIATO is not successful or we fail to complete the development of product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.

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
In 2021, our research and development expenses consisted primarily of costs associated with the continued development of XACIATO, Ovaprene and Sildenafil Cream, 3.6%, and during the first three quarters of 2022, our research and development expenses consisted primarily of costs associated with the continued development of Ovaprene and Sildenafil Cream 3.6%. We expect research and development expenses to increase in the future as we continue to invest in the development of and seek regulatory approval for our clinical-stage and Phase 1-ready product candidates and as any other potential product candidates we may develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.
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
License Fee Expense
License fee expense consists of up-front license fees and annual license fees due under our in-licensing arrangements.
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
Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
License fee revenue	$—	$—	$—	—%
Total revenue	—	—	—	—%
Operating expenses:
General and administrative	2,651,543	2,211,334	440,209	20%
Research and development	4,462,250	10,432,603	(5,970,353)	(57)%
License fee expense	25,000	25,000	—	—%
Total operating expenses	7,138,793	12,668,937	(5,530,144)	(44)%
Loss from operations	(7,138,793)	(12,668,937)	5,530,144	(44)%
Other income	118,950	1,508	117,442	7788%
Net loss	$(7,019,843)	$(12,667,429)	$5,647,586	(45)%
Other comprehensive loss:
Foreign currency translation adjustments	(230,748)	(63,281)	(167,467)	265%
Comprehensive loss	$(7,250,591)	$(12,730,710)	$5,480,119	(43)%

General and administrative expenses
The increase of approximately $0.4 million in general and administrative expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily attributable to an increase in professional services expense of approximately $339,000. Also contributing to the increases were increases in (i) general corporate overhead of approximately $129,000, (ii) stock-based compensation expense of approximately $94,000, and (iii) personnel costs of approximately $36,000. These increases were partially offset by decreases in (a) commercial-readiness expenses of approximately $140,000, and (b) rent and facilities expenses of $38,000.

We expect an increase in general and administrative expenses of approximately 25% in 2022 compared to 2021 primarily due to increased personnel expenses and other general corporate overhead. Our general and administrative expenses in 2021 were approximately $8.4 million. Our 2022 general and administrative expenses will include costs related to commercial-readiness activities and obtaining commercial supplies of XACIATO from our contract manufacturer. Following commercial launch of XACIATO, we expect our general and administrative expenses will include payments by us under our in-license agreement for XACIATO, including a $500,000 milestone payment upon first commercial sale of XACIATO in the U.S., which is expected to occur in the first half of 2023, and royalty payments at rates in the high single-digit to low double-digits based on annual net sales of XACIATO.
Research and development expenses
The decrease of approximately $6.0 million in research and development expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was attributable to decreases in (i) costs for two of our clinical-stage product candidates, Sildenafil Cream 3.6% and Ovaprene, of approximately $4.8 million related to the ongoing Sildenafil Cream, 3.6% Phase 2b RESPOND clinical trial and manufacturing and regulatory affairs activities for Ovaprene, (ii) costs related to development activities for XACIATO of approximately $823,000 as a result of the completion of the Phase 3 clinical trial for XACIATO in December 2020, (iii) costs related to development activities for our preclinical programs of approximately $388,000, (iv) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $277,000, and (v) rent and facilities expenses of approximately $54,000. These decreases were partially offset by increases in (a) personnel costs of approximately $358,000, and (b) stock-based compensation expense of approximately $23,000.
We expect our research and development expenses to remain approximately flat in 2022 compared to 2021. Our research and development expenses in 2021 were approximately $30.6 million. We expect the pace and extent of our research and development activities and, therefore, our research and development spend, to vary across fiscal quarters, making them difficult to predict. We expect our research and development spend for 2022 to be less than previously anticipated due to changes in the pace and extent of research and development activities related to our clinical-stage and Phase 1-ready product candidates. Factors that impact the pace and extent of our research and development activities and spend include, without limitation, our cash resources, reprioritization of development programs and activities, the scope, timing of commencement, and rate of progress of our clinical trials and preclinical studies, the cost and timing of manufacture and receipt of clinical supplies, timing of regulatory approval of a clinical study or alignment on study design, the results of our clinical trials and preclinical studies, and the extent to which we establish strategic collaborations or other arrangements and the terms of such arrangements. In regard to Sildenafil Cream, 3.6%, we anticipate that the total cost of the Phase 2b RESPOND clinical trial will be approximately $20.0 million, approximately $9.5 million of which was recorded in prior fiscal years.
License fee expense
For each of the three months ended September 30, 2022 and September 30, 2021, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The increase of $117,442 in other income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to an increase in interest earned on cash balances in the current period.

Comparison of Nine Months Ended September 30, 2022 and 2021 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Nine months ended September 30,		Change
	2022	2021	$	%
Revenues:
License fee revenue	$10,000,000	$—	$10,000,000	100%
Total revenue	10,000,000	—	10,000,000	100%
Operating expenses:
General and administrative	8,014,424	5,949,299	2,065,125	35%
Research and development	17,065,497	23,501,098	(6,435,601)	(27)%
License fee expense	75,000	75,000	—	—%
Total operating expenses	25,154,921	29,525,397	(4,370,476)	(15)%
Loss from operations	(15,154,921)	(29,525,397)	14,370,476	(49)%
Other income	150,406	1,686	148,720	8821%
Gain on extinguishment of note payable	—	369,887	(369,887)	(100)%
Net loss	$(15,004,515)	$(29,153,824)	$14,149,309	(49)%
Other comprehensive loss:
Foreign currency translation adjustments	(375,767)	(79,002)	(296,765)	376%
Comprehensive loss	$(15,380,282)	$(29,232,826)	$13,852,544	(47)%

Revenues
License fee revenue relates to our license agreement with Organon to commercialize XACIATO. We earned $10.0 million in revenue during the nine months ended September 30, 2022, related to the transfer of the license and related know-how to Organon upon effectiveness of the agreement on June 30, 2022. We do not expect to receive additional revenue under this agreement in 2022. If the first commercial sale of XACIATO in the U.S. occurs in the first half of 2023 as expected, we should receive an additional $2.5 million under this agreement as a milestone payment following such first sale.
We did not recognize any revenue for the nine months ended September 30, 2021.
General and administrative expenses
The increase of approximately $2.1 million in general and administrative expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to increases in (i) professional services expense of approximately $1.2 million, (ii) general corporate overhead expenses of $316,000, (iii) stock-based compensation expense of approximately $291,000, (iv) personnel costs of approximately $189,000, and (v) commercial-readiness expenses of approximately $73,000.

Research and development expenses
The decrease of approximately $6.4 million in research and development expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was attributable to decreases in (i) costs related to manufacturing and regulatory affairs activities for Ovaprene of approximately $3.1 million, (ii) costs related to development activities for XACIATO of approximately $2.5 million as a result of the completion of the Phase 3 clinical trial for XACIATO in December 2020, (iii) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.1 million, and (iv) costs related to development activities for our preclinical programs of approximately $712,000. Such decreases were partially offset by increases in (a) personnel costs of approximately $689,000, (b) stock-based compensation expense of approximately $125,000, and (c) rent and facilities expenses of $107,000 attributable to the allocation of a portion of rent and facilities expense included in general and administrative in 2021 to research and development in 2022.
License fee expense
For each of the nine months ended September 30, 2022 and September 30, 2021, we accrued $75,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our unaudited condensed consolidated financial statements contained in this report.
Other income
The increase of $148,720 in other income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to an increase in interest earned on cash balances in the current period.
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
At September 30, 2022, our accumulated deficit was approximately $125.1 million, our cash and cash equivalents were approximately $40.4 million, our deferred grant funding liability under our grant agreement related to DARE-LARC1 was $14.8 million (representing grant funds received that may be applied solely for the development of DARE-LARC1 and which are included in cash and cash equivalents), and our working capital was approximately $26.7 million. We incurred a loss from operations of approximately $15.0 million and had negative cash flow from operations of approximately $12.2 million during the nine months ended September 30, 2022.
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

We expect to incur significant losses from operations and negative cash flows from operations in 2022 and 2023, driven by our research and development expenses. We anticipate our expenses, and in particular our research and development expenses, to be significant in 2023 as they were in 2022 as we continue to develop our product candidates, with a focus on our candidates that have reached the human clinical study development phase. Under the terms of our license agreement with Organon, Organon will purchase all of its product requirements of XACIATO from us at a price equal to our manufacturing costs plus a single digit percentage markup. As a result, we do not anticipate our costs of providing XACIATO commercial supplies will have a material impact on our cash resources and requirements.
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. During the nine months ended September 30, 2022, we received $10.0 million in license fee revenue under our license agreement for XACIATO, approximately $8.0 million under our grant agreement for pre-clinical development of DARE-LARC1, and we generated approximately $1.2 million in net proceeds from sales of our common stock. Subsequent to September 30, 2022, we received a research and development rebate from the government of Australia in the amount of approximately $786,000 for clinical work performed in Australia in 2021.
We will need to raise substantial additional capital to continue to fund our operations and to successfully execute our current business strategy. We will continue to seek to raise capital through the sale of shares of our common stock under our ATM sales agreements, however, when we effect such sales and the amount of shares we can sell depends on a variety of factors including, among others, market conditions, the trading price of our common stock, and our determination as to the appropriate sources of funding for our operations. For the foreseeable future, we will evaluate and may pursue a variety of capital raising options on an on-going basis, including equity and debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances, or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. The amount and timing of our capital needs have been and will continue to depend highly on many factors, including the product development programs we choose to pursue, the pace and results of our clinical development efforts, and the nature and extent of expansion of our product candidate portfolio, if any. If we raise capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, we may be required to relinquish some or all of our rights to potential revenue or to intellectual property rights for our product candidates on terms that are not favorable to us.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(12,191,757)	$(18,848,138)
Net cash used in investing activities	(60,372)	(14,524)
Net cash provided by financing activities	1,343,355	59,842,978
Effect of exchange rate changes on cash and cash equivalents	(375,767)	(79,002)
Net increase (decrease) in cash and cash equivalents	$(11,284,541)	$40,901,314
Net cash used in operating activities
Cash used in operating activities for the nine months ended September 30, 2022 included the net loss of $15.0 million, decreased by non-cash stock-based compensation expense of approximately $1.6 million. Components providing operating cash were an increase in deferred grant funding of approximately $4.3 million, an increase in accounts payable of approximately $1.4 million, and an increase in accrued expenses of approximately $1.0 million. Components reducing operating cash were an increase in prepaid expenses of approximately $4.4 million and an increase in other receivables of approximately $1.1 million.
Cash used in operating activities for the nine months ended September 30, 2021 included the net loss of $29.2 million, decreased by non-cash stock-based compensation expense of approximately $1.2 million and increased by the non-cash gain on the extinguishment of the note payable and accrued interest of approximately $370,000. Components providing operating cash were an increase in deferred grant funding of approximately $9.6 million, an increase in accrued expenses of approximately $0.6 million, and a decrease in other receivables of approximately $0.3 million related to the receipt of the 2020 Australian cash research and development tax credit in April 2021. Components reducing operating cash were an increase in prepaid expenses of approximately $662,000 and a decrease in accounts payable of approximately $416,000.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2022 and September 30, 2021 was approximately $60,000 and $14,500, respectively.
Net cash provided by financing activities
Cash provided by financing activities for the nine months ended September 30, 2022 and September 30, 2021 consisted of approximately $1.3 million and $59.8 million in the aggregate, respectively, primarily from sales of our common stock under our ATM sales agreement.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2022 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2021 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2021 10-K other than as described below.

Legislation and legislative and regulatory proposals intended to contain health care costs may adversely affect our business.
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
The Biden Administration has also indicated that lowering prescription drug prices is a priority, and the Department of Health and Human Services, or DHHS, released a drug pricing plan in September 2021 that indicates the Administration supports aggressive actions such as allowing DHHS to negotiate the cost of Medicare Part B and D drugs. Such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Most recently, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare and Medicaid Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. It is unclear how these forthcoming changes in the way that CMS does business with certain members of the biopharmaceutical industry may impact coverage or reimbursement decisions across the industry as a whole.
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
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Restated Certificate of Incorporation, as amended to date	10-Q	001-36395	8/9/22	3.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: November 10, 2022	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)