Form 10-K
period 2022-12-31
Dare Bioscience, Inc.
filed 2023-03-30
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $102,284,000 based on the closing price of the registrant's common stock as reported on the Nasdaq Capital Market on such date. This excludes shares of common stock held by affiliates on such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power directly, or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The determination of affiliate status for this purpose may not be conclusive for other purposes.

As of March 29, 2023, there were 86,178,996 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Daré Bioscience, Inc. and Subsidiaries
Form 10-K – ANNUAL REPORT
For the Fiscal Year Ended December 31, 2022

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
•Failure to complete development of our product candidates or submit and obtain United States Food and Drug Administration, or FDA, or foreign regulatory authority approval for our product candidates on projected timelines or budgets, or at all;
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
•Our failure, or a failure of a strategic collaborator, to successfully commercialize our product candidates, if approved, or our failure to otherwise monetize our portfolio programs and assets;
•The timing and amount of future royalty and milestone payments, if any, under our out-license agreements for commercialization of XACIATO and Ovaprene®;
•Termination by a collaborator of our respective out-license agreements for commercialization of XACIATO and Ovaprene, or, in the case of Ovaprene, a decision by the collaborator not to make the license grant fully effective following its review of the results of a pivotal clinical trial of Ovaprene;
•The performance of third parties on which we rely to commercialize, or assist us in commercializing, XACIATO and any future product;
•Difficulties with maintaining existing collaborations relating to the development and/or commercialization of our product candidates, or establishing new ones on a timely basis or on acceptable terms, or at all;
•The terms and conditions of any future strategic collaborations relating to our product candidates;
•The degree of market acceptance that XACIATO and any future product achieves;
•Coverage and reimbursement levels for XACIATO and any future product by government health care programs, private health insurance companies and other third-party payors;
•Our loss of, or inability to attract, key personnel;
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
•Communication from the FDA or another regulatory authority, including a complete response letter, that such agency does not accept or agree with our assumptions, estimates, calculations, conclusions or analyses of clinical or nonclinical study data regarding a product candidate, or that such agency interprets or weighs the importance of study data differently than we have in a manner that negatively impacts the candidate's prospects for regulatory approval in a timely manner, or at all;
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
•Developments by our competitors that make XACIATO, or any potential product we develop, less competitive or obsolete;
•Macroeconomic factors, including inflation, interest rates and recessionary pressures, geopolitical conflicts and events, public health emergencies such as the COVID-19 pandemic and any future pandemic, epidemic, or similar public health threat or natural disasters;
•Weak interest in women's health relative to other healthcare sectors from the investment community or from pharmaceutical companies and other potential development and commercialization collaborators;
•Cyber-attacks, security breaches or similar events compromising our technology systems and data, our financial resources and other assets, or the technology systems and data of third parties on which we rely;
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
Overview
We are a biopharmaceutical company committed to advancing innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options, and improve outcomes, primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility.
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO, which became fully effective in June 2022. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon as discussed below. We anticipate the first commercial sale of XACIATO in the U.S. to occur in the first half of 2023.
We began assembling our diverse portfolio of clinical-stage product candidates and pre-clinical programs in 2017 through acquisitions, exclusive in-licenses and other collaborations. Our programs target unmet needs in women's health in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility and aim to expand treatment options, enhance outcomes and improve ease of use for women. While we are currently focused on progressing the development of our existing product candidates, we continue to explore opportunities to expand our portfolio in women's health by leveraging assets to which we hold rights or by obtaining rights to new assets. We believe the product candidates in our portfolio offer innovative approaches that may provide meaningful benefits over current therapeutic or contraceptive options. We evaluate potential new product candidates based on similar selection criteria as we applied in assembling our existing portfolio. Our product candidates, if approved for commercial sale, would be physician prescribed products.
The following graphic summarizes our portfolio, including targeted indications, development status and milestones:

Our Strategy
Our goal is to bring to market innovative products that address persistent unmet needs in women’s health, primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility - areas in women's health that we believe represent compelling and meaningful market opportunities for products that enhance outcomes and convenience. We plan to achieve this goal by advancing the drug and drug/device combination product candidates in our portfolio through mid- to late-stage clinical development, and potentially regulatory approval, as well as by establishing and leveraging strategic partnerships and other collaborations to complete product development and commercialize our products, if approved. We are also exploring opportunities to expand our portfolio through both business development activities that may result in acquiring, or acquiring access to, new product candidates through in-licensing or other collaborative arrangements, and leveraging platform technology assets we previously acquired or in-licensed from third parties that can be modified with different active pharmaceutical ingredients to address multiple indications. As with our current portfolio, we seek innovations in women’s health that have (a) attractive market opportunities with the potential to address an unmet medical need, including through new formulations, manners of application or delivery methods of well-known drug substances that result in novel, product candidates customized for women, (b) human proof-of-concept clinical data previously generated by third parties and/or potential to utilize the FDA's 505(b)(2) pathway, and (c) potential to become a first-in-category or first-line product.
Key elements of our business strategy are as follows:
•Advance clinical development of the product candidates in our portfolio through mid- to late-stage clinical development or regulatory approval. In 2022, we continued to make important progress in the clinical development of our product candidates, including with (i) the completion of, and positive topline results from, Phase 1/2 studies for DARE-HRT1 and for DARE-VVA1, both of which were conducted by our wholly owned subsidiary in Australia; (ii) the completion of subject screening for our exploratory Phase 2b RESPOND study of Sildenafil Cream, 3.6%; and (iii) preparations for a pivotal Phase 3 study of Ovaprene. In 2023, we plan to build upon that progress, including through the (A) expected announcement of topline results from the exploratory Phase 2b RESPOND study of Sildenafil Cream, 3.6%, (B) commencement of the pivotal Phase 3 study of Ovaprene, (C) preparations for a Phase 3 study of DARE-HRT1, and (D) completion of the Phase 1 study of DARE-PDM1.
•Explore opportunities to expand our portfolio, with women’s health as our sole focus. While simultaneously advancing our current portfolio, we intend to continue to identify other important areas of unmet need in women’s health and to explore opportunities to build our product pipeline by acquiring or in-licensing new programs or leveraging assets we previously acquired or in-licensed to create new programs that meet our selection criteria. In 2022, we announced three new development programs, DARE-PDM1, DARE-GML and DARE-LBT, which are discussed in more detail below.
•Pursue strategic collaborations to fund our business and/or enhance our development and commercialization capabilities. We intend to develop and maintain strategic relationships with commercial-stage companies that are leaders or emerging leaders in women’s health, as well as with other entities, where we believe such collaborations will help fund our business or accelerate or otherwise improve upon our clinical development and regulatory strengths and/or product manufacturing and commercialization capabilities. Examples of our efforts to date include our license agreement with Organon to commercialize XACIATO, our license agreement with Bayer to commercialize Ovaprene, if approved and the license becomes effective, and our Cooperative Research and Development Agreement, or CRADA, with the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of the Phase 3 clinical study of Ovaprene.
•Seek non-dilutive sources of funding to support product development. We intend to advance development of our programs through a variety of means, including through non-dilutive funding. To date, we have received non-dilutive funding to support various aspects of development of Ovaprene, DARE-LARC1, DARE-204/214, DARE-PTB1 and DARE-LBT1. We intend to continue to explore grants and other forms of non-dilutive funding to support development of our product candidates.

XACIATO™
XACIATO (clindamycin phosphate) vaginal gel (formerly known as DARE-BV1), a lincosamide antibacterial, received FDA approval in December 2021 for the treatment of bacterial vaginosis in female patients 12 years of age and older. XACIATO is a clear, colorless, viscous gel, which contains clindamycin at a concentration of 2%, to be administered once intravaginally as a single dose.
XACIATO is our first and only approved product. We achieved FDA approval of XACIATO three years after acquiring rights to the program. We commenced and completed a successful pivotal clinical study, prepared and filed a new drug application, or NDA, with the FDA and received notification from the FDA of U.S. marketing approval, all during the COVID-19 pandemic.
In March 2022, we entered into an agreement with Organon which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon. See "Strategic Agreements for Product Commercialization" below for further discussion of the terms of our agreement with Organon. Organon has publicly announced that it aims to launch XACIATO in the United States in the first half of 2023 and plans to assess opportunities and potentially seek further marketing authorizations for countries outside the United States.
Under the terms of our agreement with Organon, we will remain the NDA holder of XACIATO for an interim period. Upon Organon's request, we will assist with the transfer of the NDA by the FDA and the transfer of manufacturing responsibilities to Organon. As the NDA holder, we will continue to be responsible for regulatory and compliance matters following commercial launch, though Organon is responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. See "Sales and Marketing" below for further discussion of manufacturing for XACIATO and "Government Regulation—U.S. Government Regulation" below for discussion of applicable laws and compliance requirements.
XACIATO previously received both Qualified Infectious Disease Product (QIDP) and Fast Track designations from the FDA for the treatment of bacterial vaginosis in women. As a result of the QIDP designation, XACIATO was eligible to receive a five-year extension of the three years of data exclusivity in the U.S. available to the product based on the submission of new clinical data that were essential to its approval. The FDA granted XACIATO for the treatment of bacterial vaginosis in female patients 12 years of age and older three years of data exclusivity, which was extended by five years, such that the data exclusivity period will expire on December 7, 2029. XACIATO has also been designated as a reference listed drug by the FDA for purposes of future generic drug development. The data exclusivity period should block the FDA from approving either a subsequent abbreviated NDA or 505(b)(2) NDA that relies in whole or in part on our protected clinical data. See also "Government Regulation - U.S. Government Regulation- New Drug Marketing Exclusivity under the Hatch-Waxman Act Amendments & GAIN Exclusivity Extension" below. Additionally, see the discussion of patents and patent applications related to XACIATO under "Intellectual Property—Patents" below.
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
PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness. Infertility research suggests that higher rates of pregnancy are associated with PMS per HPF of from greater than one to greater than 20 PMS, and less than five PMS per HPF is considered indicative of contraceptive effectiveness.
Pivotal Phase 3 Clinical Study
In October 2022, we announced that the FDA approved an Investigational Device Exemption, or IDE, application allowing us to conduct a single arm, open-label pivotal contraceptive efficacy study of Ovaprene. The multi-center, non-comparative pivotal Phase 3 clinical study will evaluate Ovaprene’s effectiveness as a contraceptive device along with its safety and usability over a 12-month (13 menstrual cycles) duration. We are targeting approximately 200 to 250 subjects to complete the study, and because contraceptive efficacy studies tend to have high drop-out rates, the study will enroll significantly more women in order to achieve the targeted number for completion. If successful, the study is expected to support a PMA application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene. Initiation of recruitment for the study is targeted for mid-2023.
There is no predicate device for Ovaprene (i.e., there is no existing FDA-approved product that the FDA can use to compare with Ovaprene). As such, Ovaprene will be reviewed via a PMA and not a 510(k) premarket submission. While the regulatory process for such a novel product can require more interactions and research to support FDA approval, the benefit is a clearly differentiated product. In order for the planned Phase 3 study to serve as the primary clinical support for a future marketing approval or clearance, the FDA provided additional study design considerations with the IDE approval letter. We have been working with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement the FDA's study design considerations, which we believe will further position the study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a PMA application for Ovaprene.
In 2021, we entered into a CRADA, with the U.S. Department of Health and Human Services, as represented by NICHD, part of the NIH, for the conduct of the Phase 3 study, which will be conducted within NICHD’s

Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid and the remaining amount is due in the second quarter of 2023. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study.
In addition to the CRADA, we are collaborating with ADVA-Tec, Inc., or ADVA-Tec, and Bayer HealthCare LLC, or Bayer, for the development and commercialization of Ovaprene as part of two strategic collaborations announced in March 2017 and January 2020, respectively. See "Strategic Agreements for Pipeline Development" and "Strategic Agreements for Product Commercialization" below for discussion of the terms of each collaboration.
Sildenafil Cream, 3.6%
While numerous pharmaceutical products have been developed and approved to treat erectile dysfunction in men, women continue to lack effective options for female sexual arousal disorder, or FSAD, the most analogous condition of the various types of female sexual dysfunction disorders. We are developing Sildenafil Cream, 3.6%, an investigational proprietary cream formulation of sildenafil, a phosphodiesterase-5 inhibitor and the active ingredient in the male erectile dysfunction drug Viagra®, for topical administration to the female genitalia for treatment of FSAD. Today, there are no FDA-approved products that specifically address the symptoms or underlying pathology of FSAD. We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream, 3.6% in the U.S. for the treatment of women suffering from FSAD. If approved, Sildenafil Cream, 3.6% could be the first FDA-approved FSAD treatment option for women.
FSAD is a condition characterized primarily by a persistent or recurrent inability to attain or maintain sufficient genital arousal (an adequate lubrication-swelling response) during sexual activity, frequently resulting in distress or interpersonal difficulty. This is distinct from hypoactive sexual desire disorder (HSDD) in women, which is characterized primarily by a lack of sexual desire (also commonly referred to as low libido). As with erectile dysfunction in men, FSAD in women is associated with insufficient blood flow to the genitalia. Sildenafil Cream, 3.6% is designed to facilitate vasodilation and increase genital blood flow, and, as a result, to provide improvements in the female genital arousal response, while avoiding systemic side effects observed with oral formulations of sildenafil.
Clinical Data
In a Phase 1 clinical study of three escalating doses of topical sildenafil cream (1 g cream with 35 mg sildenafil; 2 g cream with 71 mg sildenafil; and 4 g cream with 142 mg sildenafil) in 20 healthy postmenopausal women using a crossover study design, topical sildenafil cream demonstrated significantly lower systemic exposure to sildenafil compared to a 50 mg oral sildenafil dose, and topical sildenafil cream was safe and well tolerated at clinically relevant doses (1-2 g cream). Study subjects reported favorable product characteristics: easy to use and readily absorbed.
In a Phase 2a, single center, single-dose, double-blind, placebo-controlled, 2-way crossover study, women with FSAD, ages 21 to 60, received a single 2 g dose of Sildenafil Cream, 3.6%. Of the 35 women enrolled, 31 (15 premenopausal and 16 postmenopausal) completed the study. The primary objective was to evaluate the efficacy of Sildenafil Cream, 3.6% compared to placebo cream assessed by participant-reported levels of subjective cognitive sexual arousal and by physiological genital arousal response. Sildenafil Cream, 3.6% demonstrated increases in measurable blood flow to the genital tissue compared to placebo (mean change in vaginal pulse amplitude analysis) using a vaginal photoplethysmograph approximately 30 minutes post-dosing.
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
In 2019, as part of our exploratory Phase 2b clinical program for Sildenafil Cream, 3.6%, we completed a non-interventional study, or the content validity study, designed to identify and document the genital arousal symptoms that are most important and relevant to women with FSAD. Participants who met the eligibility criteria participated in one-on-one, in-depth interviews conducted by subject matter experts in the field of clinical outcome assessments and female sexual medicine. The findings of that study helped facilitate alignment with the FDA on acceptable efficacy endpoints in our exploratory Phase 2b clinical study and future Phase 3 program, including with respect to the patient reported outcome, or PRO, instruments to be used to screen eligible patients with FSAD and to measure achievement of the primary efficacy endpoint in the Phase 2b study.
Exploratory Phase 2b RESPOND Clinical Study
In 2021, we commenced our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% in premenopausal patients with FSAD. During the multi-center, double-blind, placebo-controlled study, subjects use Sildenafil Cream, 3.6% and placebo cream in their home setting and document genital arousal symptoms and distress using PRO instruments. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The study is designed to evaluate Sildenafil Cream, 3.6% compared to placebo cream over 12 weeks of dosing following both a non-drug and placebo run-in period. In November 2022, we announced the completion of subject screening. A total of approximately 160 to 170 subjects (approximately 80 to 85 subjects per arm) are expected to complete the study's 12 week double blind dosing period for inclusion in the topline data assessment, targeted for the second quarter of 2023.
The study was originally expected to randomize a minimum of 400 subjects into the double-blind dosing period from 40 to 50 sites in the U.S. to achieve 150 subjects per arm completing the 12-week double-blind dosing period. In August 2022, we announced that, based on the results of an interim analysis to evaluate the relative magnitude of the treatment effect, we expected to complete enrollment in the study with the revised projected number of subjects. The interim analysis was conducted by an independent third-party statistical resource and we, as well as our collaborator, Strategic Science & Technologies, LLC, continue to remain blinded to results of the study by treatment group. The reduction in the number of subjects should not be viewed as indicative of the magnitude of the treatment effect and the relative magnitude of the treatment effect seen in the interim analysis should not be viewed as predictive that topline data will show Sildenafil Cream, 3.6% achieved the efficacy endpoints of the exploratory Phase 2b RESPOND study. Because we have not identified comparable clinical studies for FSAD conducted by third parties to consider when designing our clinical trials of Sildenafil Cream, 3.6%, we designed the exploratory Phase 2b RESPOND study to provide important data for Sildenafil Cream, 3.6% intended to help us assess potential efficacy endpoints for our future Phase 3 clinical studies.
We are developing Sildenafil Cream, 3.6% with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC (which we refer to collectively as SST) under our license and collaboration agreement announced in February 2018. See “Strategic Agreements for Pipeline Development” below for discussion of the terms of this collaboration.
DARE-HRT1
DARE-HRT1 is a unique intravaginal ring, or IVR, designed to deliver bio-identical 17β-estradiol and bio-identical progesterone continuously over a 28-day period as part of a menopausal hormone therapy regimen. The IVR technology used in DARE-HRT1 was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School. Unlike other vaginal ring technologies, ours is designed to release drugs via a solid ethylene vinyl acetate polymer matrix without the need for a membrane or reservoir to contain the active drug or control the release, allowing for sustained drug delivery over time periods ranging from weeks to months. Hormone therapy is considered the most effective treatment for vasomotor symptoms, or VMS, commonly referred to as hot flashes, and the genitourinary syndrome of menopause, and it has been shown to prevent bone loss and fracture.
Following clinical development, we intend to leverage the large body of existing safety and efficacy data on estradiol and progesterone, the active ingredients in DARE-HRT1, to utilize the FDA's 505(b)(2) pathway to obtain marketing approval in the U.S. of DARE-HRT1 for the treatment of moderate to severe VMS due to menopause in women with intact uteri. Based on pre-IND communications with the FDA and the topline pharmacokinetic, or PK, data from our Phase 1/2 clinical trial of DARE-HRT1, which is discussed below, we believe FDA approval of DARE-HRT1 for that indication is achievable via the FDA's 505(b)(2) pathway supported by a single, placebo-controlled Phase 3 clinical trial of DARE-HRT1 and a scientifically justified PK “bridge” (via a relative bioavailability trial) between DARE-HRT1 and the selected listed estradiol and progesterone drugs. Ongoing activities to support progressing DARE-HRT1 directly into a single Phase 3 clinical study to support registration include manufacturing and non-clinical studies to support an investigational new drug, or IND, submission and the IND-opening Phase 3 study.
There are currently no FDA-approved IVRs that deliver bio-identical progesterone in combination with bio-identical estradiol. As such, DARE-HRT1 has the potential to be a first-in-category product that offers monthly convenience for women, and non-oral concurrent dosing of bio-identical progesterone in combination with bio-identical estradiol.
Clinical Data
In January 2023, data from our Phase 1 clinical trial of DARE-HRT1 were published in Menopause: The Journal of The North American Menopause Society in an article entitled, “Evaluation of 28-day estradiol and progesterone vaginal rings in a phase 1 clinical pharmacokinetic study.” We previously announced positive topline results from the study in June 2021. The randomized, open-label, three-arm, parallel group trial evaluated the PK and safety of DARE-HRT1 in approximately 30 healthy, postmenopausal women with intact uteri, and was conducted by our wholly owned Australian subsidiary at two specialty women's health sites in Australia. Women in the first arm received one IVR designed to release 17β-estradiol (E2) at a rate of 80 μg/d and progesterone (P4) at 4 mg/d, or the 80/4 IVR. Women in the second arm received one IVR designed to release E2 at a rate of 160 μg/d and P4 at 8 mg/d, or the 160/8 IVR. Women in the third arm received oral Estrofem® (1 mg E2) and oral Prometrium® (100 mg P4) both daily for 29 days. The primary objective of the study was to describe the PK parameters of the 80/4 IVR and the 160/8 IVR. Secondary endpoints of the study were to assess the safety and tolerability of the IVRs and compare the systemic exposure of E2, estrone, and P4 in the IVR groups with the oral group. Blood samples were taken predose then intensively over the first day (Day 1) and periodically thereafter over the remaining 27 days. After removal of the IVRs on the morning of Day 29, intensive samples were collected. Similar procedures were conducted with women enrolled in the oral group.
The journal article concluded that the 80/4 IVR and the 160/8 IVR gave similar steady-state concentrations of E2 as seen with drug products approved by the FDA for treatment of VMS and genitourinary symptoms of menopause, and that the E2 concentrations of the study support the potential of DARE-HRT1 as a new option for hormone therapy for treatment of VMS and vaginal symptoms associated with menopause. The IVRs were well tolerated, and no serious adverse events were reported.
DARE-HRT1 has also been evaluated in a Phase 1/2 clinical trial conducted by our wholly owned subsidiary in Australia. We announced topline results from the Phase 1/2 study in January 2023 and October 2022, and we believe topline results from the study support continued clinical development of DARE-HRT1. The randomized, open-label, two-arm, parallel group Phase 1/2 study of DARE-HRT1 was designed to evaluate the PK of the same two versions of DARE-HRT1 as were evaluated in our earlier Phase 1 clinical study, the 80/4 IVR and the 160/8 IVR, in approximately 20 healthy, postmenopausal women with intact uteri over approximately three consecutive months of use. The study also collected safety, usability, acceptability and symptom-relief data, including VMS as well as the vaginal symptoms of menopause.
Topline data from the study demonstrate that DARE-HRT1 successfully delivered E2 and P4 over the 12-week evaluation period. The baseline-corrected steady state release of E2 and P4 from both the 80/4 IVR and the 160/8 IVR demonstrated steady state release levels in month 3 of the 12-week study as shown in the table below:

Steady State Cavg (standard deviation)
DARE-HRT1 80/4 IVR (n=11)
Estradiol (E2)	22.17 (4.47) pg/mL
Progesterone (P4)	1.25 (0.34) ng/mL
DARE-HRT1 160/8 IVR (n=10)
Estradiol (E2)	38.97 (10.79) pg/mL
Progesterone (P4)	1.80 (0.28) ng/mL

The levels of E2 released from both the 80/4 IVR and the 160/8 IVR achieved or exceeded the levels that were targeted for hormone therapy for either the VMS or vaginal symptoms of menopause based on PK levels published for FDA-approved products for both the treatment of VMS as well as the genitourinary symptoms of menopause. Based on the E2 PK data in the Phase 1/2 study, the results support the potential of DARE-HRT1 as an effective hormone therapy for both VMS and vaginal symptoms associated with menopause. The levels of P4 released from both the 80/4 IVR and the 160/8 IVR met the objectives of releasing P4. Progesterone is used in hormone therapy to reduce the impact of estrogen on nontarget sites, such as the endometrium, to prevent estrogen-induced endometrial hyperplasia.
The levels of E2 released from both the 80/4 IVR and the 160/8 IVR achieved statistically significant improvement in VMS as well as the genitourinary symptoms of menopause, and vaginal pH and maturation index.
Menopausal symptoms, including hot flashes and night sweats, were reduced compared with baseline in both the 80/4 IVR and the 160/8 IVR groups (p<0.01). Participants also showed significant improvement from baseline in all measures surveyed on The Menopausal Quality of Life Survey (MENQOL), which surveys not only parameters of VMS, but also physical, psychosocial and sexual symptoms (p<0.01 on all domains). With DARE-HRT1 use, vaginal pH significantly decreased compared to baseline (p<0.01) and cytologic tests of the vaginal epithelium (vaginal maturation index) showed significant normalization (all p values <0.01 for increases in superficial cells, increases in intermediate cells and decreases in parabasal cells from baseline) among all participants. The most common genitourinary symptom, vaginal dryness, which was reported by 70% of participants at baseline, showed significant improvement in both the 80/4 IVR and the 160/8 IVR groups (p<0.01), and this subset also experienced significant decreases in vaginal pain with DARE-HRT1 use (p<0.01).
Both IVRs were well tolerated with the types of most common adverse events consistent with other vaginal products. There were two early discontinuations due to well known, hormonal related side effects. No serious adverse events were reported.
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
DARE-VVA1
DARE-VVA1 is a proprietary formulation of tamoxifen for intravaginal administration. We are developing DARE-VVA1 as a hormone-free alternative to estrogen-based therapies for the treatment of moderate to severe vulvar and vaginal atrophy, or VVA. Tamoxifen is a well-known and well-characterized selective estrogen receptor modulator, or SERM. Tamoxifen has unique properties that produce different effects (estrogen agonist or estrogen antagonist) in different types of tissues. In breast tissue, tamoxifen acts as an estrogen antagonist, meaning that it can inhibit estrogen's effect and hence why it may be effective in treating hormone-receptor positive (HR+) breast cancer. However, in other tissue, including vaginal tissue, tamoxifen has been reported to elicit an estrogen-like response. This has the potential to have a favorable effect on vaginal cytology. VVA is an inflammation of the vaginal epithelium due to the reduction in levels of circulating estrogen, which is characterized by pain during intercourse, vaginal dryness and irritation. VVA is a common condition in postmenopausal women and women with, or with a history of, HR+ breast cancer who received anti-cancer therapy. The prevalence of VVA in postmenopausal breast cancer patients is estimated to be between 42 and 70 percent. Commonly used therapies for VVA are estrogen-based and are often contraindicated in HR+ breast cancer patients, or patients with a genetic predisposition or history of familial disease, because of the concern that estrogen use will promote recurrence or occurrence of disease. We believe there is a clear unmet medical need for an effective non-hormonal treatment for VVA.
At the conclusion of our development program, if successful, we intend to leverage the existing safety and efficacy data for tamoxifen to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-VVA1 in the U.S.
Clinical Data
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
In November 2022, we announced topline results from of our Phase 1/2 clinical study of DARE-VVA1 conducted by our wholly owned subsidiary in Australia. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study enrolled 17 postmenopausal women with VVA and evaluated the safety, tolerability, plasma PK and pharmacodynamics (PD) of DARE-VVA1. The age of the 17 study participants ranged from 49 to 68 years, with an average age of 60.9 years. Participants were randomly allocated to one of five treatment groups (approximately four participants per group) that evaluated four dose levels of DARE-VVA1 (1 mg, 5 mg, 10 mg, and 20 mg tamoxifen) and a placebo. Following a screening visit, DARE-VVA1 was self-administered by study participants intravaginally once a day for the first two weeks, and then twice a week for the following six weeks for a total treatment period of 56 days. In each treatment group, participants had serial blood sampling for PK analysis and underwent safety evaluations and preliminary assessments of effectiveness. Following the completion of the treatment period, participants attended a safety follow-up visit. Fourteen participants completed the study. The primary endpoints of the study evaluated the safety and tolerability of DARE-VVA1 by vaginal administration and determined the plasma PK of DARE-VVA1 after intravaginal application. Secondary endpoints evaluated preliminary efficacy and PD of DARE-VVA1 in terms of the most bothersome vaginal symptom and changes in vaginal cytology and pH.
Intravaginal administration of DARE-VVA1 was well tolerated in the study and all treatment emergent adverse events were mild or moderate and equally distributed between participants randomized to study drug treatment versus placebo. Concentration of tamoxifen in plasma samples collected over the course of the study did not exceed 10 ng/mL, even in participants in the highest dose group (20 mg tamoxifen).
Participants who received study drug treatment had improvements in the assessments and symptoms associated with VVA. Specifically, they had decreases in vaginal pH, increases in the percentage of vaginal superficial cells, significant decreases in the percentage of vaginal parabasal cells (p=0.04), and reduction in their self-assessed most bothersome vaginal symptom reported. Regarding the most bothersome vaginal symptom reported, of the participants randomized to receive study drug treatment, 39% (5/13) reported that vaginal dryness and 62% (8/13) reported that pain with intercourse (dyspareunia) was their most bothersome vaginal symptom at baseline. At the end of the treatment period, among the participants randomized to receive study drug treatment who reported vaginal dryness as their most bothersome symptom at baseline (n=5) (moderate or severe), all those who completed the study reported that vaginal dryness was either absent (n=1) or mild (n=3). Among the participants randomized to receive study drug treatment who reported dyspareunia as their most bothersome symptom at baseline (n=8) (moderate or severe), at the end of the treatment period, four reported no longer experiencing dyspareunia, one reported mild dyspareunia, two had no change in this symptom, and one did not complete the study. Of the four participants randomized to the placebo group, two reported vaginal dryness and two reported dyspareunia as their most bothersome symptom at baseline. At the end of the treatment period, the participants randomized to the placebo group who reported vaginal dryness as their most bothersome symptom at baseline (n=2) (moderate or severe), reported that vaginal dryness was either absent (n=1) or mild (n=1), and among the participants randomized to the placebo group who reported dyspareunia as their most bothersome symptom at baseline (n=2), one reported no longer experiencing dyspareunia and one did not complete the study.
We believe the topline results of the Phase 1/2 clinical study support ongoing development of DARE-VVA1 as a treatment for moderate to severe VVA, and that DARE-VVA1 has the potential to be the first therapeutic studied specifically for the treatment of VVA in hormone adverse patients, such as those with, or at risk of recurrence of, HR+ breast cancer.
We acquired the DARE-VVA1 program through our acquisition of Pear Tree Pharmaceuticals in 2018. See "Strategic Agreements for Pipeline Development" below for discussion of that merger agreement.

DARE-PDM1
DARE-PDM1 is a hydrogel formulation of diclofenac for vaginal administration, designed to treat primary dysmenorrhea. DARE-PDM1 utilizes our proprietary hydrogel technology to vaginally deliver the active pharmaceutical ingredient, diclofenac, a nonsteroidal anti-inflammatory drug (NSAID), in a novel way. Primary dysmenorrhea is defined as painful menstruation in girls and women with normal pelvic anatomy, typically described as cramping pain in the low back or lower abdomen before or during the menstrual period. Oral NSAIDs, such as diclofenac, are often recommended for temporary relief from the painful symptoms of primary dysmenorrhea. Because there are currently no FDA-approved vaginal diclofenac treatment options for primary dysmenorrhea, DARE-PDM1 has the potential to be a first-in-category product, delivering diclofenac in a convenient vaginal format that may extend the duration of pain relief and reduce the risks associated with the oral delivery of NSAIDs. According to the American College of Obstetricians and Gynecologists’ Committee on Adolescent Health Care, dysmenorrhea is the most common menstrual symptom among adolescent girls and young women, and most adolescents experiencing dysmenorrhea have primary dysmenorrhea. Prevalence rates of dysmenorrhea vary but range from 50% to 90%.
Phase 1 Clinical Study
In February 2023 we announced the start of a Phase 1 clinical study of DARE-PDM1, which is being conducted by our wholly owned subsidiary in Australia. The DARE-PDM1 Phase 1 study, DARE-PDM1-001, is a multi-center, randomized, placebo-controlled, double-blind, three-arm parallel group study expected to enroll approximately 36 healthy, premenopausal women with primary dysmenorrhea. This study is designed to assess the systemic (plasma) and local mucosal (vaginal fluid) diclofenac PK and safety after a single dose and during three daily doses of vaginally administered DARE-PDM1, given in two different strengths (1% or 3% diclofenac in 2.5 mL of hydrogel) versus placebo. The study will also assess, as an exploratory endpoint, the preliminary dysmenorrhea treatment efficacy of DARE-PDM1, when dosed in three daily doses at the onset of dysmenorrhea symptoms, compared to a no-treatment, baseline, control cycle. The study observation period will encompass approximately three menstrual cycles. We anticipate announcing topline data from the study in 2023.
At the conclusion of the development program, if successful, we intend to leverage the existing safety and efficacy data for diclofenac to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-PDM1 in the U.S.
We are developing DARE-PDM1 under our agreements with TriLogic Pharma, LLC, MilanaPharm LLC and Hammock Pharmaceuticals, Inc. See "Strategic Agreements for Pipeline Development" below for discussion of those agreements.
DARE-204 and DARE-214
DARE-204 and DARE-214 are formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively. These product candidates are being developed as a sub-cutaneous injectable, longer-acting, reversible method of contraception with a more predictable return to fertility. We are conducting development activities in preparation for Phase 1 clinical studies of these product candidates. If we exercise our option and enter into an exclusive worldwide license agreement for DARE-204 and/or DARE-214, at the conclusion of these development programs, if successful, we intend to leverage the existing safety and efficacy data for etonogestrel to utilize the FDA's 505(b)(2) pathway to obtain marketing approval in the U.S.
We are developing DARE-204 and DARE-214 under our development and option agreement with Adare Pharmaceuticals USA, Inc. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.
DARE-FRT1 and DARE-PTB1
DARE-FRT1 and DARE-PTB1 are IVRs designed to release bio-identical progesterone over an up to 14-day period. DARE-FRT1 is being developed for luteal phase support as part of an in vitro fertilization, or IVF, treatment plan. DARE-PTB1 is being developed for the prevention of preterm birth. DARE-FRT1 and DARE-PTB1 use the same IVR technology platform as DARE-HRT1. We are conducting development activities in preparation for Phase 1 clinical studies of these product candidates. At the conclusion of these development programs, if successful, we intend to leverage the existing safety and efficacy data for progesterone to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-FRT1 and DARE-PTB1 in the U.S.

We are developing DARE-FRT1 and DARE-PTB1 under our license agreement with Catalent JNP, Inc. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.

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
•DARE-LBT, a novel hydrogel formulation for delivery of live biotherapeutics to support vaginal health; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
DARE-LARC1, our potential user-controlled, long-acting reversible contraceptive, is designed to store and precisely deliver hundreds of therapeutic doses of the contraceptive levonorgestrel over a period of years and to be controlled by the user, without further intervention by a healthcare provider. DARE-LARC1’s woman-centered design seeks to offer the benefits of traditional long-acting reversible contraceptives with the added flexibility and convenience for the user to pause and resume release of levonorgestrel, depending on her desire for fertility or contraceptive protection. Under a grant agreement we entered into in June 2021, as amended, we may receive up to approximately $49.0 million, payable over approximately five years, to advance development of the technology through nonclinical proof of principle studies to enable an IND submission. As of the date of this report, we have received payments totaling approximately $23.9 million under the grant agreement. Additional payments are contingent upon the DARE-LARC1 program's achievement of development and reporting milestones specified in the grant agreement.
The DARE-LBT program is being supported by a private foundation grant of approximately $585,000 under a grant agreement that we entered into in November 2022. The grant funds support activities related to development of a vaginal thermosetting gel formulation for the delivery of live biotherapeutics that can be reconstituted at the point of care. If successful, the formulation could be carried forward for further development as a delivery vehicle with potential to enhance the availability of novel therapeutics for vaginal health in the United States and worldwide, including in countries with varying climatic conditions and/or where extended storage may be required.
Sales and Marketing
We do not have established marketing, sales or distribution infrastructure or capabilities. In order to commercialize any of our product candidates if approved for commercial sale, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third-parties that have sales and marketing experience. Our approach is to develop an appropriate commercialization strategy for each of our product candidates based on the size of the market opportunity, the level of competition and the anticipated complexity of the launch. As we move our product candidates through development toward, and in some cases, through regulatory approval, we evaluate several options for each product candidate's commercialization strategy. These options include building our own sales force and other commercial infrastructure, entering into strategic marketing partnerships with third parties, including commercial sales organizations or other pharmaceutical or biotechnology companies, out-licensing the product to other pharmaceutical or biotechnology companies, and combinations of these strategies. Organon has global commercial rights to XACIATO under our exclusive license agreement, and we have an exclusive license agreement with Bayer to out-license U.S. commercialization of Ovaprene. Each of these collaborators has established marketing, sales and distribution capabilities in women's health. We expect to continue to evaluate each product opportunity and pursue the commercialization strategy that we believe will maximize the return on our assets in and outside of the U.S. for our stockholders. We have engaged third parties to assist in commercial planning and other commercial readiness activities for our product candidates and intend to continue to do so, as needed.
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
Under the terms of our license agreement with Organon, we are responsible for providing product supply of XACIATO on an interim basis until Organon assumes such responsibility. In March 2022, we entered into a long-term supply and manufacturing agreement with the contract manufacturing organization, or CMO, that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study. This CMO currently is our sole source for commercial supplies of XACIATO. Under the terms of our agreement, the CMO is responsible for obtaining supplies, at our expense, of all components necessary for the manufacture of XACIATO, including the API, clindamycin. Our agreement contemplates potential assignment by us to a commercial collaborator. We expect to have sufficient quantities of XACIATO to support commercial launch in the first half of 2023.
Under our agreement with ADVA-Tec, ADVA-Tec is responsible for providing all clinical trial and commercial supplies of Ovaprene, either directly or through a CMO, and except under limited circumstances, we may not obtain supplies of Ovaprene from any source other than ADVA-Tec or its CMO and licensor, Poly-Med, Inc. Other than our agreement with ADVA-Tec, we have no long-term arrangements for the production or supply of our product candidates or the materials required to produce them.
Under the terms of our license agreement with SST, SST is responsible for providing clinical supplies of Sildenafil Cream, 3.6% for Phase 2 clinical studies in the U.S., and we are responsible for manufacturing or obtaining all other clinical and commercial supplies of Sildenafil Cream, 3.6%.
We expect that our current arrangements will meet our foreseeable needs for clinical trial materials or, generally, that alternative supply sources will be readily available. However, we may experience manufacturing and supply delays and disruptions in the event we need to engage alternative supply sources, as well as in connection with our current CMOs scaling up production to meet our clinical supply requirements for later stage clinical studies. In addition, some key raw materials or components of our clinical-stage product candidates, including Ovaprene and Sildenafil Cream, 3.6%, have only a single source of supply and alternative supply sources may not be readily available. Global supply chain disruptions related to the COVID-19 pandemic and recent geopolitical events may contribute to manufacturing and supply delays. See ITEM 1A. "RISK FACTORS – Risks Related to Product Research & Development and Regulatory Approval – Delays in the manufacture of our clinical and commercial supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products” below.
Strategic Agreements for Product Commercialization
Organon License Agreement
In March 2022, we entered into an agreement with Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property we control. Under the agreement, in July 2022, we received a $10.0 million non-refundable and non-creditable payment and are entitled to receive tiered double-digit royalties based on net sales and up to $182.5 million in milestone payments as follows: $2.5 million following the first commercial sale of a licensed product in the United States, which is expected to occur in the first half of 2023; and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets. The royalty period for each licensed product will continue on a country-by-country basis from the first commercial sale of the licensed product in the country until the expiration of the later of (i) the date that no valid patent claim would be infringed in the absence of the license granted under the agreement by the sale of the licensed product in the country, (ii) 10 years after the end of the month in which the first commercial sale of the licensed product in the country occurred, and (iii) the expiration of regulatory market exclusivity for the licensed product in that country.
Under our agreement with Organon, we are responsible for regulatory interactions and for providing product supply on an interim basis until Organon assumes such responsibilities. Until such time, Organon will purchase all of its product requirements of XACIATO from us at a transfer price equal to our manufacturing costs plus a single-digit percentage markup.
Unless terminated earlier, the agreement will expire on a product-by-product and country-by-country basis upon expiration of the applicable royalty period for each licensed product. In addition to customary termination rights for both parties, following the first anniversary of the effective date of the agreement, or June 30, 2023, Organon may terminate the agreement in its entirety or on a country-by-country basis at any time in Organon’s sole discretion on 120 days’ advance written notice.
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
Strategic Agreements for Pipeline Development
Hennepin License Agreement
In August 2022, we entered into a license agreement with Hennepin Life Sciences LLC, or Hennepin, under which we acquired the exclusive global rights to develop and commercialize treatments delivering the novel antimicrobial glycerol monolaurate (GML) intravaginally for a variety of health conditions including bacterial, fungal, and viral infections. As a result of this license agreement, we commenced our DARE-GML program. Under the agreement, we received an exclusive, worldwide, royalty-bearing license to research, develop and commercialize the licensed technology. We are entitled to sublicense the rights granted to us under the agreement.
The following is a summary of other terms of the agreement:
Milestone Payments. We agreed to make potential future development and sales milestone payments of (1) up to $6.25 million in the aggregate upon achieving certain development and regulatory milestones, and (2) up to $45.0 million in the aggregate upon achieving certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in our sole discretion, in cash or shares of our common stock.
Royalty Payments. Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement.
Efforts. We must use commercially reasonable efforts to develop and introduce to market at least one product.
Term. Unless earlier terminated, the agreement expires in its entirety upon the last to expire royalty term. In addition to customary termination rights for both parties, we may elect to terminate the agreement at any time, with or without cause, on a country-by-country basis, and Hennepin may terminate the agreement if we do not undertake any development work with respect to the licensed intellectual property for five consecutive years from the date of the agreement.
Cooperative Research and Development Agreement with NICHD
In July 2021, we entered into a CRADA with the U.S. Department of Health and Human Services, as represented by NICHD, part of the NIH, for the conduct of a pivotal Phase 3 clinical study of Ovaprene. See also “Our Pipeline: Clinical Stage Programs – Ovaprene” above. Pursuant to the terms of the CRADA, we are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in four payments to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid and the remaining $500,000 is due in the second quarter of 2023. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to other parties involved with the study. Either we or NICHD may terminate the CRADA for any reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use payments we make under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination, and any unused funds will be returned to us. Under the CRADA, each party granted the other party rights to use their respective background inventions solely to the extent necessary to conduct the activities described in the research plan in the CRADA. Subject to the U.S. government’s nonexclusive, nontransferable, irrevocable, paid-up right to practice any CRADA invention for research or other government purposes, each party will own inventions, data and materials produced by its employees, and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. The CRADA also contains customary representations, warranties, and indemnification and confidentiality obligations. The CRADA expires five years from its effective date.
MBI Acquisition
In November 2019, we acquired Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, to secure the rights to develop a long-acting reversible contraception method that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1.
In connection with the MBI acquisition, we issued an aggregate of approximately 3.0 million shares of our common stock to the holders of shares of MBI’s capital stock outstanding immediately prior to the effective time of the merger and agreed to pay the former MBI stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property we acquired in the merger; (c) tiered royalty payments ranging from low single-digit to low double-digit percentages of annual net sales of such products sold by us (but not by sublicensees), subject to customary provisions permitting royalty reductions and offset; and (d) a percentage of sublicense revenue related to such products. We agreed to use commercially reasonable efforts to achieve specified development and regulatory objectives relating to DARE-LARC1.

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
TriLogic and MilanaPharm License Agreement / Hammock Assignment Agreement
In December 2018, we entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, we acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In XACIATO, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. In December 2019, we entered into amendments to each of the Assignment Agreement and License Amendment. In September 2021, we entered into a second amendment to the License Agreement. In March 2022, in connection with entering into our exclusive license agreement with Organon, we entered into a consent, waiver and stand-by license agreement with TriLogic, MilanaPharm and Organon, which further amended the License Agreement.
The following is a summary of other terms of the License Amendment, as amended:
License Fees. A total of $235,000 in license fees were payable to MilanaPharm, the final installment of which was paid in 2020.
Milestone Payments. We paid MilanaPharm $300,000 in the aggregate upon achievement of certain clinical and regulatory development milestones, the final payment of which was made in 2021. We may also pay MilanaPharm up to $500,000 upon the first commercial sale in the United States of the first licensed product for each vaginal use and urological use, and up to $250,000 upon the first commercial sale in the United States of successive licensed products for each vaginal or urological use. In addition, upon achievement of $50.0 million in cumulative worldwide net sales of licensed products, we must pay $1.0 million to MilanaPharm.
Foreign Sublicense Income. MilanaPharm is eligible to receive a low double-digit percentage of all income received by us or our affiliates in connection with any sublicense granted to a third party for use outside of the United States, subject to certain exclusions.
Royalty Payments. During the royalty term, MilanaPharm is eligible to receive high single-digit to low double-digit royalties based on annual worldwide net sales of licensed products and processes. The royalty term, which is determined on a country-by-country basis and licensed product-by-product basis (or process-by-process basis), begins with the first commercial sale of a licensed product or process in a country and terminates on the latest of (1) the expiration date of the last valid claim of the licensed patent rights that cover the method of use of such product or process in such country, or (2) 10 years following the first commercial sale of such product or process in such country. Royalty payments are subject to reduction in certain circumstances, including as a result of generic competition, patent prosecution expenses incurred by us, or payments to third parties for rights or know-how required for us to exercise the licenses granted to it under the MilanaPharm License Agreement or that are strategically important or could add value to a licensed product or process in a manner expected to materially generate or increase sales.
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
Milestone Payments. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $100,000 of which we paid in 2020 and $750,000 of which we paid in 2021. The remaining milestone does not relate to a bacterial vaginosis product.
Term. The Assignment Agreement will terminate upon the later of (1) completion of the parties’ technology transfer plan, and (2) payment to Hammock of the last of the milestone payments.
Pear Tree Acquisition and License Agreements
In May 2018, we completed our acquisition of Pear Tree Pharmaceuticals, Inc., or Pear Tree. We acquired Pear Tree to secure exclusive, sublicensable, worldwide rights under certain patents and know-how to develop and commercialize a proprietary formulation of tamoxifen for vaginal administration. This acquisition led to our DARE-VVA1 program. Under the merger agreement, former stockholders of Pear Tree are eligible to receive tiered royalties based on net sales of licensed products by us or our affiliates, subject to customary reductions and offsets and to offset by royalty and sublicense revenue share payments payable to Pear Tree’s licensors as further described below, and a percentage of sublicense revenue. Former stockholders of Pear Tree and Pear Tree’s licensors are also eligible to receive payments based on achievement of specified clinical development, regulatory and commercial milestones by licensed products as further described below.
Milestone Payments. Former stockholders of Pear Tree are eligible to receive up to $15.5 million in the aggregate in payments based on the achievement of clinical development and regulatory milestones by licensed products and up to $47.0 million in the aggregate in payments based on the achievement of commercial milestones by licensed products. These payments shall only be due once upon the first occurrence any of the specified milestone events. In addition, licensors of Pear Tree are eligible to receive up to approximately $3.2 million in the aggregate in payments based on the achievement of clinical development, regulatory and commercial milestones by each licensed product. These milestone payments may be made, in our sole discretion, in cash or in shares of our common stock in accordance with the terms of the merger agreement and the license agreements.
Royalty Payments; Sublicense Revenue Share. Former stockholders of Pear Tree are eligible to receive tiered royalties based on single-digit to low double-digit percentages of annual net sales of licensed products by us or our affiliates, subject to customary reductions and offsets, and a portion of royalties we receive from sublicensees. These payments may be made, in our sole discretion, in cash or in shares of our common stock in accordance with the terms of the merger agreement. Pear Tree’s licensors are eligible to receive semi-annual royalties based on a single-digit percentage of net sales of licensed products by us or our affiliates, subject to customary reductions and offsets, or a portion of any royalties received by us or our affiliates from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation we receive from sublicensees, subject to customary exclusions. Portions of certain milestone payments made to Pear Tree’s licensors may be creditable against royalty payments due to Pear Tree’s licensors.
License Agreements Revenue Share Offset. Under the merger agreement, in addition to customary royalty reductions and offsets, royalty payments and payments based on income received from sublicensees of licensed products made by us to Pear Tree’s licensors are creditable against all royalty and sublicense revenue share payments payable to former stockholders of Pear Tree.
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
Annual Maintenance Fee. We will pay an annual license maintenance fee of $100,000 to Catalent on each anniversary of the date of the agreement, which will be creditable against royalties and other payments due to Catalent in the same calendar year (including milestone payments and sublicense income), but may not be carried forward to any other year.
Milestone Payments. Catalent is eligible to receive (1) up to $13.5 million in the aggregate in payments based on the achievement of specified clinical and regulatory milestones, $1.0 million of which became payable in 2021, and in accordance with the license agreement, the amount was offset by the $100,000 annual maintenance fee, resulting in a net amount of $900,000 paid to Catalent, and (2) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement.
Royalty Payments. During the royalty term, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, we will pay Catalent a low double-digit percentage of all sublicense income we receive for the sublicense of rights under the agreement to a third party. The royalty term, which is determined on a country-by-country basis and product-by-product basis (or process-by-process basis), begins with the first commercial sale of a product or process in a country and terminates on the latest of (1) the expiration date of the last valid claim within the licensed patent rights with respect to such product or process in such country, (2) 10 years following the first commercial sale of such product or process in such country, and (3) when one or more generic products for such product or process are commercially available in such country, except that if there is no such generic product by the 10th year following the first commercial sale in such country, then the royalty term will terminate on the 10-year anniversary of the first commercial sale in such country.
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
Adare Development and Option Agreement
In March 2018, we entered into an exclusive development and option agreement with Adare Pharmaceuticals USA, Inc. (formerly known as Orbis Biosciences, Inc., and which we refer to as Adare), for the development and potential exclusive worldwide license of injectable formulations of etonogestrel for contraceptive protection over 6-month and 12-month periods (which we refer to as DARE-204 and DARE-214, respectively). The agreement, as amended, provides us with an option to negotiate an exclusive, worldwide, royalty-bearing license, with rights to sublicense, for the programs if we fund the conduct of specified development work. We have no obligation to exercise our option.
SST License and Collaboration Agreement
In February 2018, we entered into a license and collaboration agreement with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which we received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST's topical formulation of Sildenafil Cream, 3.6% as it existed as of the effective date of this agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.
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
ADVA-Tec License Agreement
In March 2017, we entered into a license agreement with ADVA-Tec, Inc., under which we were granted an exclusive license to develop and commercialize Ovaprene for human contraceptive use worldwide. We must use commercially reasonable efforts to develop and commercialize Ovaprene, and must meet certain minimum spending amounts per year, including $2.5 million per year to cover such activities until a final PMA is filed, or until the first commercial sale of Ovaprene, whichever occurs first. ADVA-Tec will conduct certain research and development work as necessary to allow us to seek a PMA from the FDA. ADVA-Tec is responsible for providing us with clinical trial and commercial supplies of Ovaprene, either directly or through a CMO, on commercially reasonable terms, and, except under limited circumstances, we may not obtain supplies of Ovaprene from another source.
Under the license agreement, in addition to an exclusive, sublicensable license to ADVA-Tec’s and its affiliates’ intellectual property rights for all uses of Ovaprene as a human contraceptive device, we have a right of first refusal to license these patents and patent applications for additional indications.
The following is a summary of other terms of the ADVA-Tec license agreement:
Milestone Payments. We will pay to ADVA-Tec: (1) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones, $1.2 million of which has been paid; and (2) up to $20 million in the aggregate based on the achievement of certain worldwide net sales milestones. The remaining development and regulatory milestones include: successful completion of a Phase 3/pivotal clinical trial; the FDA’s acceptance of a PMA filing for Ovaprene; the FDA’s approval of the PMA for Ovaprene; CE Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan.
Royalty Payments. ADVA-Tec is eligible to receive royalties based on aggregate annual net sales of Ovaprene in specified regions at a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds, subject to customary reductions and offsets.
Sublicense Revenue Payments. If we sublicense our rights under the license agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by us during the royalty term; provided, however, that for sublicense revenue we receive prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue.
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
Under the terms of the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the License Amendment with TriLogic Pharma, LLC and MilanaPharm, LLC, regarding the thermosetting hydrogel platform which includes XACIATO, we are the exclusive licensee of three issued U.S. patents, two of which are set to expire in December 2028 and one of which is set to expire in September 2036, subject to any extensions or disclaimers, and three foreign patents, including one European Patent Office, or EPO, patent validated in four countries, that expire in December 2028, subject to any extensions or disclaimers. One of the three issued U.S. patents is listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation," known as the Orange Book, under the Patent Exclusivity Information for XACIATO. In addition, we have rights to three pending foreign patent applications and one pending U.S. patent application. If issued, the patent term for any patents issuing from these pending applications would be expected to expire in 2036, subject to any extensions or disclaimers. We own a pending PCT application and one foreign application regarding XACIATO, and a pending PCT application directed to the thermosetting hydrogel platform. The patent term for any patents issuing from these pending applications would be expected to expire in 2042, subject to any extensions or disclaimers. Organon has licensed XACIATO-specific patents and applications from us.
Under the terms of the ADVA-Tec license agreement, regarding Ovaprene, we are the exclusive licensee of nine granted U.S. patents, two pending U.S. patent application, nine granted foreign patents, including four EPO patents validated in a total of 55 countries, and eighteen pending foreign patent applications. Two of the U.S. patents have terms until August 2028, which includes days added to the term by patent term adjustment, and a third patent has a term that expires in July 2027, including patent term adjustment, each of such terms being subject to any future extensions or disclaimers. The patent terms for any patents issuing from the pending applications would be expected to expire in 2035 or 2040, subject to any extensions or disclaimers.
Under the terms of the SST license agreement, regarding Sildenafil Cream, 3.6%, we are the exclusive licensee in the Field of Use of 22 issued patents worldwide (nine U.S. patents and 12 foreign patents, including two EPO patents validated in a total of 22 countries). Additionally, there is one patent application pending in the US, one in Europe, and two in other international markets. The issued U.S. patents have a patent term that expires in June 2029, including any patent term adjustment, and may be eligible for regulatory exclusivity under the Hatch-Waxman Act, while several foreign patents have a term through that is set to expire in late 2031, each of such terms being subject to any future extensions of disclaimers.
Under the terms of the Catalent license agreement, regarding our intravaginal ring platform which includes DARE-HRT1, we are the exclusive licensee of four issued U.S. patents with patent terms set to expire in April 2024, November 2024, February 2025, and September 2027, including patent term adjustment, four issued foreign patents with patent terms until April 2024, including one European patent validated in four countries, as well as one pending U.S. application and two pending foreign applications that if granted are expected to have patent terms that expire in May 2038, subject to any extensions or disclaimers.
When we acquired Pear Tree Pharmaceuticals, Inc. in 2018, regarding DARE-VVA1, we obtained the rights to three U.S. patents and one Japanese patent. The patent terms for the U.S. patents are expected to expire in June 2027, June 2028, and May 2035 including any patent term adjustment, extensions or disclaimers. The Japanese patent has a term that is set to expire in June 2027.

When we acquired MBI in 2019, we obtained the rights to over 100 patents and applications. The key technology underlying the platform currently is supported by 15 U.S. patents and 43 foreign patents, including five EPO patents validated in various European countries, and 17 pending patent applications. We believe that the four most recently filed patent families are directly applicable to our DARE-LARC1 program. Those patent families have patent terms that are set to expire 2032, 2033, 2034, and 2040 respectively, subject to any extensions or disclaimers. Those patent families include patents granted in the U.S., E.U. and other key international markets.
Under the terms of the Hennepin license agreement, we are the exclusive licensee of four issued U.S. patents and three foreign patents, as well as five pending U.S. applications and seven pending foreign applications. The U.S. patents are set to expire in 2025, 2026, 2028 and 2034 including any patent term adjustment, extensions or disclaimers, and the foreign patents have patent terms until 2025 or 2033. The U.S. and foreign applications, if granted, are expected to have patent terms that expire in 2033, 2037, and 2038, subject to any extensions or disclaimers.
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
XACIATO will compete directly with the multiple generic and branded prescription drug products currently approved in the U.S. for the treatment of bacterial vaginosis, including oral and vaginal gel formulations of metronidazole and vaginal cream formulations of clindamycin. Branded, single-dose FDA-approved products for bacterial vaginosis include Solosec® (secnidazole) oral granules manufactured for and distributed by Lupin Pharmaceuticals, Inc., Clindesse® (clindamycin phosphate) vaginal cream, 2% manufactured and distributed by Padagis, and Nuvessa™ (metronidazole vaginal gel 1.3%) distributed by Exeltis USA, Inc. Based on the XACIATO product profile reflected in the FDA-approved prescribing information, including the consistent cure rates demonstrated among the subsets of patients defined by prior episodes of bacterial vaginosis (≤ 3 and >3 episodes in the previous 12 months), and the labeling for special populations such as pregnant and lactating women, we expect that the product may to be used by health care providers as a first line option for treating bacterial vaginosis. As a result of our exclusive license agreement with Organon, the commercial success of XACIATO is largely outside of our control.
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

DARE-HRT1, if approved as a treatment for moderate to severe VMS due to menopause, will compete with the many products on the market targeted or FDA-approved for the treatment of menopausal symptoms, including VMS. Such products include hormone therapies in the form of pills, patches and creams, some of which are FDA-approved products and others which are prepared in compounding pharmacies. We expect the options for hormone therapy to continue to expand with time. We believe DARE-HRT1 has the potential to address a preference among some women and health care providers for bio-identical hormones delivered in a non-oral route, as well as offer convenience compared to existing FDA-approved hormone therapies in that one IVR is designed to deliver the bio-identical hormones over 28 days without any daily intervention.
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
The process required by the FDA before a new drug may be marketed in the U.S. generally involves some or all of the following key steps:
•completion of nonclinical studies, such as laboratory tests, potentially animal studies, and formulation studies, performed in compliance with FDA regulations for good laboratory practices, or GLPs, and other applicable regulations;
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
Preclinical Studies
After a therapeutic candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. Nonclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will include one or more clinical protocols detailing, among other things, the objectives of the clinical trial and the safety and effectiveness criteria to be evaluated.
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
A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need. Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
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
Under the Prescription Drug User Fee Act, or PDUFA, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed prescription drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased in to the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act of 1987, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, repackagers, wholesale distributors, and dispensers (primarily pharmacies) over a 10-year period that is expected to culminate in November 2023. It also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. In February 2022, the FDA released proposed regulations to amend the existing national standards for licensing of wholesale drug distributors by the states (which had been promulgated under the PDMA); to establish new minimum standards for state licensing third-party logistics providers; and to create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of prescription drug products regulated by the FDA .
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
Unless an exemption applies, a new medical device may not be marketed in the United States unless and until it has been cleared through the premarket notification, or 510(k), process, or approved by the FDA pursuant to a PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. As electronic and digital medical devices have become increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve health care and patient accessibility, FDA and other regulatory authorities have recognized that those same features also increase the risk of potential cybersecurity threats. These types of medical devices may be vulnerable to security breaches, potentially impacting the safety and effectiveness of the device, and accordingly device manufacturers are responsible for identifying cybersecurity risks and hazards associated with their products. In recent years, the FDA has increased its scrutiny of this issue as part of the review and marketing authorization process for new medical devices; the agency also monitors reports of cybersecurity risks as part of its post-marketing device surveillance activities. In addition, as part of the Consolidated Appropriations Act for 2023, Congress created new premarket requirements for developers of “cyber devices,” defined as medical devices that include software, connect to the internet, and contain any technological features that could be vulnerable to cybersecurity threats.
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
Novel medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of FDASIA, a medical device could only be eligible for De Novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the De Novo classification pathway by permitting manufacturers to request De Novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required under the statute to classify the device within 120 days following receipt of the De Novo application however, the most recent FDA premarket review goals state that in fiscal year 2023, FDA will attempt to issue a decision on 70% of all De Novo classification requests received within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo classification requests are also subject to user fees, unless a specific exemption applies.
Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or 510(k) premarket notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, an investigator acting on behalf of the company must, among other things, apply for and obtain IRB approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the company sponsoring the investigation must also submit and obtain FDA approval of an IDE. An IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE is approved by the FDA and the study protocol and informed consent form are approved by a duly-appointed IRB at each clinical trial site. A diversity action plan will be required for most clinical studies of investigational medical devices intended to support marketing authorization as a result of the December 2022 FDCA amendments.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and medical devices, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has recently begun enforcing those requirements against non-compliant clinical trial sponsors.
Other U.S. Health Care Laws and Compliance Requirements
As we are commercializing XACIATO and may commercialize other product candidates, if approved, we are subject to additional health care statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Arrangements we may enter into with third-party payors or other customers expose us to broadly applicable fraud and abuse and other health care laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval.
Violations of the fraud and abuse laws, or other health care laws, are punishable by criminal and civil sanctions, including, in some instances, the possibility of exclusion from participation in federal and state health care programs, (including Medicare and Medicaid), and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government was to allege or convict us or our executive officers, employees or consultants of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions under some of the fraud and abuse laws described below. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and extensive enforcement of them by law enforcement authorities. Further, federal and state laws that require manufacturers to make reports on pricing and marketing information could subject us to penalty provisions.
These applicable health care industry laws include, among others, health care information and data privacy and security laws, transparency laws, and fraud and abuse laws, such as:
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
•The Physician Payments Sunshine Act, enacted as part of the ACA (defined below), among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain advanced non-physician health care practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members in such manufacturers;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations impose specified requirements relating to the privacy, security and electronic exchange of individually identifiable health information (called "protected health information" under HIPAA) as well as requirements for notification to affected individuals and the government in the event of a breach. Among other things, HITECH makes certain of HIPAA’s privacy and all of HIPAA's security standards directly applicable to “business associates,” defined as independent contractors or agents of "covered entities," or organizations subject to HIPAA which include certain health care providers, health plans, and health care clearinghouses. Business associates create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and created penalties for third parties that unlawfully acquire protected health information. HITECH also gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions; and
•State and local laws which require the registration of pharmaceutical sales representatives.
The majority of states also have statutes or regulations similar to the aforementioned federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may be subject to state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus expanding and complicating compliance requirements. In addition, we may be subject to reporting requirements under state transparency laws, as well as state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to health care providers and entities.
Under our exclusive license agreement with Organon, Organon is solely responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. Organon also assumed responsibility to maintain and enforce a compliance and ethics program containing adequate systems, policies and procedures to facilitate adherence to the rules and health care program requirements with respect to XACIATO. To the extent we commercialize or co-promote our products, if approved, and because such products could be reimbursed under federal and other governmental health care programs, we are developing an appropriate compliance program, commensurate to the limited commercial activities in which we engage, that establishes internal controls to facilitate adherence to the rules and health care program requirements. Although compliance programs and adherence thereto may mitigate the risk of violation of and subsequent investigation and prosecution for violations of the laws described above, the risks cannot be eliminated entirely. Ensuring that our current and future business arrangements with third parties comply with applicable health care laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other health care laws and regulations. Moreover, if any of the physicians or other health care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.
Coverage, Pricing, and Reimbursement
Sales of our drug and drug-device combination products, if approved, will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health care programs, private health insurers, managed health care providers, and other organizations. These third-party payors are increasingly challenging drug prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, even if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. Organon has the sole responsibility to negotiate reimbursement approvals from government health care programs and to determine pricing and terms of sale of XACIATO.
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

Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA, which includes (among other things) multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drug products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the pharmaceutical industry in the United States remains uncertain.
We expect that federal, state and local governments in the U.S. will continue to consider legislation directed at lowering the total cost of health care. Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had and is expected to continue to have a significant impact on the health care industry. The ACA, among other things, imposes a significant annual fee on certain companies that manufacture or import branded prescription drug products. The ACA also increased the Medicaid rebate rate and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. The ACA also expanded the 340B drug discount program (excluding orphan drugs), including a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, and revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against health care fraud and abuse, add new transparency requirements for the health care industry, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future.
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
Data Privacy and the Protection of Personal Information
We are subject to numerous laws and regulations governing data privacy and the protection of personal information of patients, clinical investigators, employees, and vendors/business contacts including in relation to medical records and other health information, credit card data and financial information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy of health and personal information and federal and state consumer protections laws that regulate the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties as well as reputational harm. Our customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA, HITECH and state health information privacy laws. If we knowingly obtain protected health information without the authority to do so, our customers or research collaborators may be subject to enforcement and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.
State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect in January of 2020. The CCPA mirrors a number of the key provisions of the European General Data Protection Regulation, or GDPR, described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the election on November 3, 2020. The CPRA went into effect in January of 2023, modifying the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which will be enacting new regulations and will have expanded enforcement authority. Other states in the U.S. are considering privacy laws similar to CCPA. In Virginia and Colorado enacted similar data protection laws and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.
Health Care Reform and Potential Changes to Laws and Regulations
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates that obtain marketing approval. FDA and other regulatory authority policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA (summarized above in the section entitled “Coverage, Pricing, and Reimbursement”), other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. In addition to the IRA's drug price negotiation provisions, discussed above, President Biden's Executive Order 14087, issued October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of mid-January 2023 the report had not been released but it is expected to further inform the current Administration's priorities and activities in this area.
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
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU had been implemented through national legislation of the member states. Under the previous system, an applicant obtained approval from the competent national authority of an EU member state in which the clinical trial was conducted. Furthermore, the applicant could only start a clinical trial after a competent ethics committee had issued a favorable opinion. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation depends on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal” called the Clinical Trial Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials. Use of the CTIS became mandatory for new clinical trial application submissions as of February 1, 2023.
To obtain marketing approval of a drug in the EU, an applicant must submit a marketing authorization application (“MAA”) either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (“EMA”) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
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
In 2017, European Union regulatory bodies finalized a new Medical Device Regulation (“MDR”), which replaced the existing MDD framework and provided three years for transition and compliance, for a final effective date of May 26, 2020. As a result of the COVID-19 pandemic, however, implementation of the MDR was postponed by one year, giving the medical device industry and Notified Bodies until May 26, 2021 to come into compliance. The MDR changed several aspects of the existing regulatory framework for medical device marketing in Europe and increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. Specifically, the MDR requires post-market clinical follow-up evidence for medical devices, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, unique device identification, or UDI, for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. A CE certificate issued under the MDD before May 26, 2021 may remain valid until May 25, 2024 under certain conditions. Longer transition periods for various medical device risk classes were proposed by the European Commission in January 2023 in order to mitigate the risk of device shortages in the EU. As a new market entrant, however, the transition provisions do not apply to our business and we must acquire approvals under the MDR for new products, which could be challenging and costly.

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
We will also be subject to evolving EU laws on data export, if we transfer data outside the EU to ourselves or third parties outside of the EU. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision a) calls into question certain data transfer mechanisms as between the EU member states and the U.S. and b) invalidates the EU-

U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. Consequently, there is some risk of any data transfers from the European Union being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under the GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. We will be subject to the GDPR when we have a European Union presence or “establishment” (e.g., EU based subsidiary or operations), when conducting clinical trials with EU based data subjects, whether the trials are conducted directly by us or through a vendor or partner, or offering approved products or services to EU-based data subjects, regardless of whether involving a EU based subsidiary or operations.
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
Employees
As of March 29, 2023, we had 30 employees. Twenty five of our employees are full-time and five are part-time, 18 are in research and development and 12 are in general and administrative. Given the differing characteristics of our product candidates, our approach is to engage consultants with experience in varying specialties to help us develop such candidates. Our numerous consultants serve as an extension to our employee base. We believe this approach enables us to access the expertise needed in a cost-efficient manner and without the need to rapidly increase the number of full-time employees and their associated costs. In the future, if we select a commercialization strategy for a product or product candidate that requires us to establish marketing, sales or distribution infrastructure and capabilities, we may need to rapidly increase our employee base.
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
•We will need to raise substantial additional capital to continue our operations, execute our business strategy and remain a going concern, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams.
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
•Clinical development is a lengthy and expensive process with an inherently uncertain outcome. Failure to successfully complete clinical trials and nonclinical activities and obtain regulatory approval to market and sell our product candidates on our anticipated timelines at reasonable costs to us, or at all, particularly Ovaprene, Sildenafil Cream, 3.6%, and DARE-HRT1, could have a material adverse effect on our business, operating results and financial condition.
•The regulatory approval processes of the FDA and comparable foreign authorities are expensive, lengthy, time-consuming, and inherently unpredictable. If we are not able to obtain regulatory approvals for our product candidates, our ability to generate product revenue will be materially impaired.
•Drug products and drug/device combination products are complex to manufacture and we face significant challenges in scaling up manufacturing of our product candidates for larger clinical trials and commercial production. Manufacturing and supply delays and disruptions could postpone the initiation of or interrupt our clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and adversely impact the commercialization of any approved products.
•Strategic collaborations are a key part of our strategy and our existing strategic collaborations are important to our business. If we are unable to maintain existing strategic collaborations or establish new ones, or if they are not successful, we may require substantial additional capital to develop and commercialize our products and product candidates and our business and prospects may be materially harmed.
•Unless and until another product candidate receives regulatory approval, royalties based on net sales of XACIATO will represent our only potential source of ongoing revenue and the amount of those net sales is largely outside of our control.
•We have no manufacturing, sales, marketing or distribution infrastructure. We depend heavily on, and expect to continue to rely on, the performance of third parties, including our strategic collaborators, contract manufacturers and suppliers, CROs, medical institutions, and scientific, medical, regulatory and other consultants and advisors, to develop our product candidates and commercialize any approved products. Failure of these third parties to perform as expected could result in substantial delays, increased costs or failures of our product development programs, delayed or unsuccessful commercialization of any approved products, and the need for significant additional capital.
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
•The commercial success of XACIATO will depend on Organon’s efforts and capabilities, the performance of our contract manufacturer for the product, and a variety of factors, many of which currently are unknown or uncertain, and if commercialization of XACIATO is not successful, our business and prospects may suffer.
•XACIATO and any future products will face intense competition, including from generic products, and may fail to achieve the degree of market acceptance necessary for commercial success. Our business, operating results and financial condition will suffer if we, or our commercial collaborators, fail to compete effectively and fail to achieve market acceptance.
•Failure to successfully obtain coverage and adequate reimbursement for XACIATO and any future products from government health care programs and other third-party payors would diminish our ability, or that of a commercial collaborator, to generate net product revenue or net sales. If out-of-pocket costs for our products are deemed by women to be unaffordable, a commercial market may never develop.
•We have a relatively small number of employees, and if we fail to attract and retain key personnel or effectively manage our personnel costs, our business may materially suffer.
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
•Lack of patent protection for the active ingredients in certain of our products and product candidates, including XACIATO, Sildenafil Cream, 3.6%, and DARE-HRT1 may limit the commercial opportunity for those products if competitors are able to develop and commercialize safe and effective alternative formulations or methods of delivery of the active ingredients.
•Volatility in the financial markets, geopolitical conflicts and events, public health emergencies such as the COVID-19 pandemic and other macroeconomic factors may negatively impact our business, financial condition and results and our stock price, including by increasing the cost and timelines for our clinical development programs or making it more difficult or costly to raise additional capital when needed.
•Product liability lawsuits against us could cause us to incur substantial liabilities and divert management attention from our business.
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
•Future dilution to our existing stockholders from sales and issuances of our common stock through at-the-market, or ATM, offerings, other types of public or private offerings of equity or equity-linked securities and upon the exercise of stock options, or the market's expectation that such sales could adversely affect our stock price, even if our business is doing well.
•We have been subject to a cyber-related crime and our controls and security measures may not be successful in preventing other cybersecurity incidents in the future. Cyber-attacks, security breaches, loss of data and other disruptions to our information technology systems or those of our strategic collaborators or third-party service providers could compromise sensitive information related to our business, delay or prevent us from accessing critical information, subject us to significant financial loss, or expose us to liability, any of which could adversely affect our business and our reputation.

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
Risks Related to Our Financial Position and Capital Needs
We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.
We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we develop and seek to bring to market our existing product candidates and as we seek to potentially acquire or license and develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2022, our accumulated deficit was approximately $141.1 million, our cash and cash equivalents were approximately $34.7 million, our deferred grant funding liability under our grant agreements related to DARE-LARC1 and DARE-LBT was approximately $18.3 million (representing grant funds received that may be applied solely toward direct costs and a portion of indirect costs for the development of DARE-LARC1 and DARE-LBT and which are included in cash and cash equivalents), and our working capital was approximately $11.4 million. Advancing our investigational women's health products through clinical development and pursuing regulatory approval and commercialization will require substantial additional investment. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over the next 12 months from the date of this report. We will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend highly on many factors, as discussed further below as well as under "ITEM 7. MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources—Plan of Operations and Future Funding Requirements." We closely monitor our cash resources and, if all of our clinical development programs proceed on currently anticipated timelines, we will need additional capital by the middle of this year to fund operations and the continued development of all such programs on such timelines.
Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:
•the product development programs we choose to pursue;
•the cost and pace of preclinical and clinical development;
•the results of preclinical activities and clinical trials;
•the cost and timing of obtaining clinical supplies of product candidates and commercial supplies of products;
•the cost and timing of regulatory submissions and decisions by the FDA and other regulatory authorities on our applications to commence and advance clinical development of and to market our product candidates;
•the amount and timing of payments to third parties required under acquisition, in-license and other agreements relating our rights to develop and commercialize our product and product candidates;
•the cost and timing of commercialization activities we undertake or engage third parties to undertake for any approved product;
•the amount and timing of future royalty, milestone or other payments, if any, we receive under our commercial collaboration agreements for XACIATO and Ovaprene;

•our ability to maintain, and establish new, strategic collaborations relating to the development and/or commercialization of our product and product candidates;
•the extent to which we acquire, in-license, or otherwise invest in new product candidates or technologies and the terms of any such transaction; and
•the cost and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights.
Should we add product candidates to our portfolio, should our existing product candidates require testing or other capital-intensive development activities that we do not anticipate, should the duration of our clinical trials be longer than anticipated, should manufacturing and supply be disrupted, or should regulatory approvals be delayed, our cash resources will be further strained. Should our product development efforts succeed, we will need to develop a commercialization plan for each product, which may also require significant resources to create and implement. In addition, the terms of any collaboration agreements for development and/or commercialization of our product and product candidates may significantly impact our need for additional capital. Because of these uncertainties and the other risks and uncertainties discussed in this “Risk Factors” section, we cannot reasonably estimate the amount funding necessary to successfully complete development of and seek regulatory approval for our product candidates or to commercialize any approved products. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our planned operations.
We may seek to raise additional capital through a variety of means, including equity, equity-linked or debt securities offerings, government or other grant funding, strategic collaborations or alliances, debt, royalty monetization or other structured financings, or other similar types of arrangements. Our past success in raising capital through equity offerings, grant funding and collaboration agreements should not be viewed as an indication we will be successful in raising capital through those or any other means in the future. We expect that our ability to raise additional capital and the amount of capital available to us will depend not only on progress we and our collaborators make toward successfully developing, obtaining regulatory approval for and commercializing our product and product candidates, but also on factors outside of our control, such as macroeconomic and financial market conditions. To the extent we seek to obtain additional capital before achieving clinical, regulatory and/or sales milestones or when our stock price or trading volume or both are low, or when the general market for biopharmaceutical or women’s health companies is weak, additional capital may not be available to us on favorable terms, or at all.
Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. An economic downturn, recession or recessionary concerns, delay or failure of the U.S. government to raise the federal debt ceiling, increased inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, or the occurrence or continued occurrence of events similar to those in recent years, such as the COVID-19 pandemic or other public health emergencies, geopolitical conflict (such as the war in Ukraine), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.
Our management may devote significant time and we may incur substantial costs in pursuing, evaluating and negotiating potential capital-raising transactions and those efforts may not prove successful on a timely basis, or at all. If we cannot raise adequate additional capital when needed, we may be forced to delay, scale back or eliminate one or more of our product development programs; delay, limit or terminate activities in support of our third-party collaborator’s commercialization of XACIATO in the U.S.; relinquish rights under our license agreements with third parties relating to our product and product candidates; forgo opportunities to expand our product portfolio; take other measures to reduce our expenses; reorganize or merge with another entity; or file for bankruptcy or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and our stockholders may lose all or part of their investment in our common stock.
Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams.

As discussed above, we may seek to raise additional capital through a variety of means. Raising capital through the issuance of shares of our common stock, or securities convertible into or exercisable for our common stock, may depress our stock price and substantially dilute our existing stockholders. The terms of securities issued may include liquidation or other preferences that may materially adversely affect the rights of our existing stockholders. Debt and other structured financings, if available, would increase our fixed payment obligations and may involve covenants requiring us to maintain specified financial ratios or a specified cash balance, or limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, or impose other operating restrictions that could adversely impact our ability to operate our business and pursue our strategic objectives. We could also be required to meet certain milestones in connection with a debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies, product candidates or products, or otherwise agree to terms unfavorable to us. In addition, we may be required to relinquish valuable rights to future revenue streams. Moreover, the lower our cash balance when we seek to raise additional capital, the more difficult, costly or dilutive to our existing stockholders it may be for us to raise additional capital.
We may be required to seek additional capital through arrangements with collaborators at an earlier stage of development or commercialization of our technologies, product candidates or products than otherwise would be desirable, in which case we may grant rights to our technologies, product candidates or products on terms that may not be as favorable to us or grant rights that we would otherwise prefer to retain. If we raise capital through new collaborations, strategic alliances or other similar types of arrangements, we may relinquish valuable rights to future revenue streams. Licensing agreements likely would significantly reduce our control over the development or commercialization of the licensed technology, product candidates or products, and our collaborators may become unable or unwilling to devote adequate resources to realize their full potential value. If we obtain funding through grants from governmental entities or private organizations, such parties may impose restrictions on our rights to technologies, product candidates or products developed with such funding, obtain rights to license such technologies, product candidates or products to third parties (e.g., if we are unable or unwilling to commercialize a product or make it available to certain patient populations in a timely manner), or require future royalty or other payments if such technologies, product candidates or products are commercialized.
We have a limited operating history, have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future, which, together with our limited financial resources and substantial capital requirements, make it difficult to assess our prospects.
We have a limited operating history upon which to evaluate our business and prospects. The development of drug and drug/device combination products in order to obtain regulatory approval is a highly speculative, lengthy and expensive undertaking and involves substantial risk. We cannot accurately determine the duration and completion costs of our development programs, or if, when and to what extent we will generate revenue from the commercialization of any of our product candidates. Other than XACIATO, which received FDA approval in December 2021 and has not yet been commercially launched, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We do not expect the potential milestone and royalty payments to us under our exclusive license agreement for XACIATO will be sufficient to cover our operating expenses. We have not been profitable since we commenced operations and may never achieve profitability. We have devoted significant resources to licensing or otherwise acquiring the rights to XACIATO and our product candidates and to research and development, or R&D, activities for them. Since inception, we have incurred significant operating losses. As discussed above, we must raise additional capital to finance our operations and remain a going concern and adequate additional capital may not be available to us on a timely basis, or at all.
If one of our commercial collaborators terminates its exclusive license agreement with us, our need for additional capital may significantly increase.
We have entered into an exclusive license agreement with Organon for the commercialization of XACIATO and an exclusive license agreement with Bayer for the commercialization of Ovaprene, if approved. Each of these license agreements may be terminated by the licensee for convenience upon the completion of a specified notice period, subject to limited restrictions. Furthermore, under our agreement with Bayer, Bayer has no payment obligations to us, unless, after reviewing the results of our pivotal clinical trial of Ovaprene, it elects, in its sole discretion, to make the license grant under our agreement effective by making a $20.0 million payment to us. If we do not successfully complete a pivotal clinical trial of Ovaprene in a timely manner, the license grant may never become effective, and we may not receive any additional payments from Bayer. Bayer may elect not to make the license grant effective regardless of the outcome of the pivotal clinical trial. If an exclusive license agreement is terminated early, or in Ovaprene's case, does not become fully effective, we may realize only a small fraction of the potential value of the agreement to us, and we would need to raise significant additional capital to pursue further development and commercialization of XACIATO or Ovaprene, as applicable, or establish another commercial collaboration, which we may not be able to do on a timely basis, on favorable terms, or at all.
The royalties we may receive under our license agreements with our commercial collaborators are based on net sales, which will be largely outside of our control.
We expect XACIATO’s and Ovaprene’s value to us under our license agreements with Organon and Bayer, assuming the license grant to Bayer becomes effective, to be generated primarily through royalties and potential commercial milestone payments, in each case, based on net sales. The amount of net sales our products may generate, if any, is largely outside of our control because marketing and sales activities will be conducted by the licensee and the product pricing will be determined by the licensee. Gross sales can be greatly reduced by sales discounts and allowances, which will also be determined by the licensee (or mandated by governmental entities) and outside of our control. Sales discounts may be particularly substantial for new products compared to established products to incentivize purchases and promote customer loyalty. These factors would serve to reduce our royalties and delay potential achievement of commercial milestones. If a commercial collaborator has no or limited commercialization success, or net sales are otherwise minimal due to pricing and discount structures, our operating results would be negatively impacted and our need for additional capital could significantly increase or be accelerated.
In the future, we may rely on revenues received from third-party licensees to fund our operations, and failure to receive such revenues, or receipt of only minimal revenue, may cause us to, among other things:
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
•reduce headcount;
•forgo opportunities to expand our product portfolio; or
•take other measures to reduce our expenses, pursue strategic transactions, such as a merger or other business combination or sale of assets, file for bankruptcy, or cease operations.
We have historically relied heavily on sales of our common stock to fund our operations, and our future ability to obtain additional capital through stock sales or other securities offerings may be more costly or dilutive to our stockholders than in the past, or may not be available to us at all. Our ability to raise additional capital may be limited by a low trading volume, stock price and market capitalization, as well as by laws, regulations and market conditions.
We have relied heavily on our ability to raise capital by selling shares of our common stock. For example, we raised an aggregate of approximately $79.1 million in gross proceeds in fiscal years 2021 and 2022 through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement. Our ability to raise additional capital through sales of our common stock or other securities offerings will depend on several factors, many of which may not be in our favor, including the trading volume and volatile trading price of our common stock, our relatively low public float and market capitalization, our potential inability to continue to satisfy the listing requirements of the Nasdaq Capital Market, unfavorable financial market conditions, and the other risks and uncertainties described in this “Risk Factors” section. If we are unable to raise additional capital through the offering and sale of shares of our common stock, or securities convertible into or exercisable for our common stock, on a timely basis or acceptable terms, or at all, we may seek additional capital through other third-party sources that require us to relinquish valuable rights in our intellectual property, technologies, product candidates or future revenue streams, or that subject us to restrictive covenants, operational restrictions or security interests in our assets, or we may need to delay, scale back or eliminate some or all of our development programs, reduce other expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations.
Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We currently have a shelf registration statement effective, however, our ability to raise capital under a shelf registration statement was in the past, and may again be in the future, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. For example, in fiscal year 2020, we were subject to the "baby shelf rule" because the market value of our outstanding shares of common stock held by non-affiliates, or public float, was less than $75.0 million at the time we filed our shelf registration statement on Form S-3 and remained below $75.0 million during the year. As a result, we were able to use our shelf registration statement to raise additional funds only to the extent that the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, any intended sale did not exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. In the future, if our public float were to decline below $75.0 million at the time we file our next annual report on Form 10-K, which will be due in March of 2024, we could again become subject to the baby shelf rule. If our ability to offer securities under an effective shelf registration statement is limited, including by the baby shelf rule, we may choose to conduct an offering of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement. We would expect either of these alternatives to take more time and be a more expensive method of raising additional capital relative to using our shelf registration statement.
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
Our current financial and technical resources are limited and not sufficient to develop all of the product candidates to which we hold licenses or options to license. This may affect our efforts to develop and bring to market the product candidates currently in our portfolio and any candidates we may add to our portfolio in the future. Due to our limited resources, we may be required to curtail our development programs and clinical and nonclinical development activities that might otherwise have led to more rapid progress of our product candidates, or product candidates that we may in the future choose to develop, through the regulatory and development processes. We may make determinations with regard to the indications and clinical trials on which to focus our resources that result in our realization of less than the full potential value of a product candidate. The decisions to allocate our research, management, personnel and financial resources toward particular indications may not lead to positive clinical milestones or to the development of viable commercial products and may divert resources from better opportunities.

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
Our cash could be adversely impacted if a financial institution with which we have deposit or other accounts fails.
Our cash and cash equivalents we use to satisfy our working capital and operating expense needs are held in accounts at various financial institutions. The balance held in deposit accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit or similar government deposit insurance schemes. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and taken into receivership by the FDIC. At that time, substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank and we could not access such accounts. While we were afforded full access to our accounts on March 13, 2023 as a result of action taken by the U.S. Department of the Treasury, the Federal Reserve and the FDIC under the systemic risk exception, there is no guarantee that the systemic risk exception will be relied upon to provide access to uninsured deposits and other assets in the future in the event of the closure of a financial institution, or that such access would be afforded in a timely fashion. Any loss of our cash or cash equivalents or any delay in our access thereto could, among other risks, adversely impact our ability to pay our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws if we are unable to pay our employees on a timely basis.
Women’s health has historically been an underfunded sector. Recently, a number of public companies focused in women’s health have failed to achieve expected commercial success and struggled to access sufficient capital. We are solely focused in women’s health and may be unfavorably impacted by weak investor sentiment and a lack of interest in the category. Our ability to access capital and to advance our candidates could be adversely impacted.
We are solely focused in women’s health, and primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility. The sector has historically been underfunded, with only about one percent of healthcare research and innovation in the U.S. invested in female-specific conditions beyond oncology according to market research. The failure of the women’s health sector to receive consistent and committed investment fuels investor sentiment that market opportunities for new products in women’s health are limited. Our stock price and our ability to access additional capital on acceptable terms when needed may be adversely impacted by unfavorable investor perception of market opportunities for women’s health products, and our business, operating results, financial condition and prospects could suffer.
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
Except for XACIATO, our pipeline consists entirely of investigational products, which we also refer to as product candidates, which means that they must successfully complete one or more clinical studies to be considered for marketing approval and undergo a submission and review process with the FDA to obtain approval to be marketed in the U.S., or a similar process with comparable regulatory authorities in other jurisdictions to be marketed anywhere outside of the U.S. FDA or other regulatory authority approval may never be obtained. XACIATO has not been approved for marketing anywhere outside of the U.S., and any marketing application for another jurisdiction will need to be submitted and approved by the applicable foreign regulatory authority, which may require additional clinical and nonclinical development, and may never occur. If we are unable to successfully complete development of and obtain regulatory approvals for our product candidates, our business may fail and you could lose all or part of your investment.
Clinical development is a lengthy and expensive process with an inherently uncertain outcome. Failure to successfully develop and obtain regulatory approval to market and sell our product candidates, and in particular, Ovaprene, Sildenafil Cream, 3.6% and DARE-HRT1, would likely adversely affect our business.
Our business depends on the successful clinical development and regulatory approval of our product candidates, and in particular, our lead product candidates, which may never occur. The product candidates we develop require substantial clinical testing to demonstrate that they are safe and effective for their proposed uses. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. Accordingly, while some of our product candidates have undergone clinical trials and demonstrated positive results, including Ovaprene and Sildenafil Cream, 3.6%, there is no guarantee of successful outcomes in future clinical studies of these product candidates or of obtaining marketing approval for any of them. The fact that the active pharmaceutical ingredients in certain of our product candidates, including Sildenafil Cream, 3.6%, and DARE-HRT1, received regulatory approval in other formulations and/or for other indications does not guarantee successful development of our product candidates for their proposed intended uses. Clinical trials may never demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates.
Even if we conduct and complete clinical trials for our product candidates, we may not obtain regulatory approval to market and sell any of them on the timelines we anticipate, or at all, which would have a material adverse effect on our business and operations.
Outcomes of our clinical trials, particularly later-stage clinical trials, may significantly impact our stock price. If the results of our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% are not positive, our stock price could decline and our business and prospects may be adversely affected.
Sildenafil Cream, 3.6% is one of our lead product candidates. If the results of our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% are not positive or are perceived by third parties, including financial market participants, as not positive, our business, prospects and stock price could suffer significantly. Failure of the exploratory Phase 2b RESPOND study to demonstrate adequate safety or potential effectiveness of Sildenafil Cream, 3.6% to treat FSAD or the study’s failure to identify appropriate endpoints for subsequent Phase 3 clinical studies would require us to re-evaluate the program’s clinical and regulatory development path, which we would expect to be more expensive and to take longer than if the exploratory Phase 2b RESPOND study results were positive. Based on the exploratory Phase 2b RESPOND study results, we may determine to delay, scale back or terminate the program, and we may not realize any return on our investment in the program. In addition, if we, the investment community, potential collaborators or the FDA view the topline or complete results of the study as not positive, our stock price could decline significantly, our reputation may suffer, and our ability to raise additional capital to continue to operate as a going concern and execute our business strategy could be adversely impacted.
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
For example, our pivotal contraceptive efficacy study of Ovaprene will begin later than we anticipated because we are incorporating study design considerations provided by the FDA in its IDE approval letter that we received in October 2022 and because obtaining clinical trial supplies for the study from the third-party manufacturer took longer than anticipated.
Once a clinical trial has begun, it may be delayed, suspended or terminated by us, an IRB, the FDA or other regulatory authorities as a result of the occurrence of any of a number of events or circumstances, including:
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
•failure of our CROs or other third-party service providers to meet their contractual obligations to us in a timely manner, or at all; or
•delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.
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
The effects of the COVID-19 pandemic and significant geopolitical conflicts are evolving and uncertain and these and other macroeconomic events have the potential to cause or contribute to significant delays in commencement and completion of our clinical trials. Global supply chain disruptions and the subsequent effects thereof may adversely affect the ability of contract manufacturers to manufacture and supply our clinical trial material. Our prospective or contracted clinical trial sites may experience resource constraints, including staffing shortages, stemming from the COVID-19 pandemic and become unable to allocate adequate resources to reach agreements necessary to commence our clinical trials at their facilities or, even if agreements are in place, to conduct our clinical trials. For clinical trials that we are able to initiate, we may experience lower than anticipated subject enrollment and completion rates, including because clinical trial sites may temporarily close or reallocate resources in response to surges in COVID-19 patients, or study participants may withdraw prior to receiving study treatment or discontinue their treatment or follow up visits to avoid medical settings due to concerns of contracting COVID-19 or because they become sick or must care for a sick family member.
Significant clinical trial delays could have a material adverse impact on our financial condition and results of operations by substantially increasing the costs of our development programs. Significant clinical trial delays also could jeopardize our ability to meet obligations under agreements under which we license our rights to our product candidates, allow other companies to bring competitive products to market before we do, shorten any period of market exclusivity we may otherwise have under our patent rights, and weaken our negotiating position in discussions with potential collaborators, any of which could impair our ability to successfully complete development of or commercialize our product candidates, if ultimately approved. Any significant delays in commencement or completion of clinical trials of our product candidates, or the suspension or termination of a clinical trial, could materially harm our business, financial condition and results of operations.
Delays in the manufacture of our clinical and commercial supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products.
The manufacture of our product and product candidates is complex and subject to compliance with extensive regulatory requirements, and in most cases we rely on single source contract manufacturers and suppliers. As a result, we face significant risks of manufacturing and supply delays and disruptions that may be difficult and expensive to resolve and may cause substantial delays in the development and regulatory approval of our product candidates or the commercialization of any approved product. To date, our clinical-stage product candidates have been tested in a relatively small number of clinical study participants. Significant scale-up of manufacturing will be required to provide adequate supplies of our product candidates for larger Phase 2 and Phase 3 clinical trials and may take longer and be more expensive than anticipated, potentially having a significant negative impact on our development costs and timelines. We have, and we expect we will continue to, face multiple challenges as our contract manufacturers scale their processes to provide supplies for larger clinical trials or commercial production including, among others, potential difficulties with process scale-up, process reproducibility, stability and purity issues, compliance with cGMP, lot consistency, and timely availability of acceptable raw materials.
For example, the pivotal clinical study of Ovaprene will require far more clinical product supplies than were manufactured for prior clinical and nonclinical studies combined, and a substantial scale up in production is necessary to meet the study’s requirements, which may not occur on projected timelines and may be more expensive for us than anticipated. Manufacturing disruptions may delay commencement of the pivotal clinical study or disrupt the conduct of the study after it has started. Under our agreement with ADVA-Tec, we are dependent on ADVA-Tec and its contract manufacturer, Poly-Med, Inc., for all Ovaprene clinical and commercial product supplies, and we do not control these third parties and have limited influence the efforts and resources they expend to meet our supply requirements. Furthermore, some of the key raw materials and components of Ovaprene have only a single source of supply. Global supply chain disruptions related to the COVID-19 pandemic or recent geopolitical events may result in delays in and increased costs for the manufacture and supply of sufficient quantities of Ovaprene to meet the pivotal clinical study’s requirements.
The manufacture of our product and product candidates is subject to extensive regulation. The finished products (and their APIs) used in clinical trials or approved for commercial sale must be manufactured in accordance with cGMP requirements in the U.S. that are enforced by the FDA and must comply with applicable requirements of foreign regulatory authorities for sales outside of the U.S. These regulations govern manufacturing processes and procedures, including record keeping and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of a product that may result in closure of the manufacturing facility for an extended period of time to investigate and remedy the contamination or inadvertent change. In addition, deviations anywhere in the manufacturing process could cause our product or product candidates to perform differently and affect the results of clinical trials. Further, even minor deviations in the manufacturing process, including filling labeling, packaging, storage and shipping, and quality control and testing, may result in shipment delays, lot failures, recalls or spoilage, and delay or disrupt our clinical studies or commercial supply of any approved product. If our contract manufacturers are unable to produce sufficient quantities of our product or product candidates (or their APIs) for clinical trials or for commercialization at acceptable quality levels, our development and commercialization efforts would be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
As product candidates progress through the development process, it is not uncommon that manufacturing methods are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs, achieve consistent quality and results, or to comply with regulatory authority requirements. Any such changes carry risk that they will not achieve the intended objectives. If and when changes are made to the manufacturing process of our product or product candidate (or their APIs), we may be required by the FDA or foreign regulatory authorities to conduct bridging clinical or nonclinical studies or repeat one or more clinical trials to demonstrate comparable identity, strength, quality and purity of the product or product candidate before and after such changes, which could significantly increase development costs and delay regulatory approval or disrupt commercial supply.

In addition, our cost of goods for our product candidates is at an early stage of development. The cost to manufacture our product candidates at commercial scale is difficult to predict currently. We may need to alter the materials, equipment or processes for making our product candidates in order to yield commercially viable products. As discussed above, manufacturing changes could increase development costs and timing and may not achieve the intended objectives. Manufacturing costs may negatively impact the commercial viability of our product candidates, if approved.
See also “Risks Related to Our Dependence on Third Parties- We do not have, and we do not have plans to establish, our own manufacturing capabilities. We rely on third-party suppliers and manufacturers for clinical study and commercial materials, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business,” and “- In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product and product candidates, which may heighten our dependence on those third parties and the risk of manufacturing disruptions” below.
Many of our product candidates, including Ovaprene, will or may be considered combination products by the FDA and other regulatory authorities, which could increase the complexity, cost and timeline for their development and regulatory approvals. A change in the FDA’s prior determination that CDRH would lead the review of a marketing application for Ovaprene would adversely impact Ovaprene’s development timeline and significantly raise our costs to complete clinical development and obtain regulatory approval for Ovaprene.
To the extent our product candidates meet the FDA’s or any other regulatory authority’s definition of a combination product, the regulatory approval requirements can be more complex and costly because in addition to the individual regulatory requirements for each component, e.g. a drug and a medical device, additional combination product regulatory requirements may apply. The cost and timeline for development of product candidates determined to be combination products may be substantially greater than product candidates that are not considered combination products. See also ITEM 1. "BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Combination Products,” above.
Ovaprene is composed of both device and drug components and is considered a combination product by the FDA. The process for obtaining FDA approval of Ovaprene will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary. Ovaprene previously underwent a request for designation, or RFD, process with the FDA that determined that CDRH would lead the review of a PMA for potential marketing approval of this product candidate. If the designation were to be changed to CDER, or if either center were to institute additional requirements for the approval of Ovaprene, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would significantly increase the anticipated cost and timeline to completion of Ovaprene’s development and require us to raise additional funds. Based on discussions with the FDA, we believe that if our planned pivotal clinical study of Ovaprene is successful, the FDA will not require additional clinical studies to support the PMA for Ovaprene. However, the FDA may determine that the results of the study are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of Ovaprene. Because Ovaprene is one of our lead product candidates, the impact of either a change in the lead FDA review center or the imposition of additional, currently unplanned requirements for approval could be significant to us and have a material adverse effect on the prospects for developing Ovaprene, as well as on our business and our financial condition. See also “The commercial success of Ovaprene will depend on market acceptance of a hormone-free monthly, intravaginal product, availability and effectiveness of alternative contraceptive products and women's preferences, as well as the success of Bayer’s marketing and sales efforts” below.
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
There are currently no FDA-approved pharmacologic treatments for female sexual arousal disorder, or FSAD, and there is no precedent program to reference in the design of our clinical trials for Sildenafil Cream, 3.6%. Female sexual dysfunction disorders in women vary in nature and may be the result of a variety of physiological and psychological factors. Given the variability of factors contributing to the underlying condition, and the product candidates' attributes, clinical studies to evaluate effectiveness in any subset of the condition under the umbrella of Sexual Dysfunction, such as FSAD, are complex. While we worked with experts to develop novel patient reported outcome (PRO) instruments for our exploratory Phase 2b RESPOND study of Sildenafil Cream, 3.6%, tested the potential PRO instruments in a content validity study, reviewed the results of that study with the FDA and aligned with the FDA on the Phase 2b study design, the Phase 2b RESPOND study proved more difficult to enroll than anticipated given the enrollment criteria for the study, and it may fail to demonstrate potential effectiveness of Sildenafil Cream, 3.6% in treating FSAD and fail to identify the appropriate efficacy endpoints for Phase 3 studies. Sildenafil Cream, 3.6% is designed to work primarily by increasing blood flow to the genital tissue. Therefore, identifying and enrolling patients in our clinical trials of Sildenafil Cream, 3.6% for whom inadequate blood flow to the genital tissue is the primary contributor to their arousal disorder is critical. If we fail to screen properly, and instead enroll patients with different contributing factors, the results of our clinical trials, including the exploratory Phase 2b RESPOND study, are unlikely to demonstrate effectiveness of Sildenafil Cream, 3.6%. Conversely, trying to screen out patients with different contributing factors may slow enrollment in a study, delay its completion and increase its costs. In our exploratory Phase 2b RESPOND study, we experienced a slower than anticipated pace of enrollment given the enrollment criteria for the study, which lengthened our original estimated timeline for the study. We may experience delays in future clinical studies of Sildenafil Cream, 3.6% relative to our communicated expectations due to the novel nature of the studies and the complexities of the condition it is intended to treat, which may significantly lengthen clinical study timelines and increase overall costs.
With respect to any clinical study of Sildenafil Cream, 3.6%, even if we can identify and enroll a sufficient number of women for whom inadequate blood flow to the genital tissue is the primary contributing factor to their arousal disorder, there is no guaranty that the use of Sildenafil Cream, 3.6% will improve their general feelings of arousal or that the PRO instruments we utilize to measure the effectiveness of Sildenafil Cream, 3.6% in the study will adequately capture their genital arousal response. Given the multiple factors contributing to arousal disorders and the novelty of the clinical endpoints that may be utilized to measure effectiveness of Sildenafil Cream, 3.6% in treating FSAD, we may be required to conduct multiple clinical trials in large patient populations, extending the timeline and increasing the cost of development for Sildenafil Cream, 3.6%, without any guarantee of positive results. If we are unable to efficiently and successfully advance Sildenafil Cream, 3.6% through clinical development, our business, operating results and financial conditional, as well as our stock price, could suffer.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data, and others, including regulatory authorities, may not agree with our interpretation of study data.
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results of clinical trials we report may differ from final results reported for those studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final, complete data are available.
Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. There can be no guarantee that a favorable interim analysis will result in a favorable final result at the completion of the clinical trial. For example, in regard to our exploratory Phase 2b RESPOND study of Sildenafil Cream, 3.6%, based on a planned interim analysis to evaluate the relative magnitude of the treatment effect, the number of individuals planned to be enrolled in the study was significantly reduced. However, the reduction in the number of study subjects should not be viewed as indicative of the magnitude of the treatment effect, and the relative magnitude of the treatment effect seen in the interim analysis should not be viewed as predictive that topline data will show Sildenafil Cream, 3.6% achieved the efficacy endpoints of the exploratory Phase 2b RESPOND study.
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
The FDA and comparable regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that the data are insufficient for approval and require additional clinical or nonclinical studies or changes in the manufacturing process or facilities, even if we had previously aligned with the relevant regulatory authorities on such data and other requirements. We cannot assure you that we will obtain any additional marketing approvals for our product or product candidates in any jurisdiction.
The announcement of new requirements by the FDA, the failure of a competitive product to receive regulatory approval, or the receipt of a complete response letter from the FDA by another company pursuing the FDA's 505(b)(2) pathway, any of which may have implications for our proposed regulatory authorization pathways, could impact how investors and potential strategic collaborators view the development risks associated with our product candidates. Changing testing or manufacturing requirements for our product candidates or for product candidates deemed to be comparable to ours may adversely impact our financial resources, our development timelines and may harm the perception held by others of our business.
We expect to utilize the FDA’s Section 505(b)(2) pathway for most of our current product candidates and if that pathway is not available, the development of our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complexity and risk than currently anticipated, and, in any case, may not be successful.
We intend to develop and seek approval for many of our product candidates, including Sildenafil Cream, 3.6%, DARE-HRT1, DARE-VVA1, DARE-PDM1, DARE-FRT1/PTB1, DARE-204/214, and DARE-LARC1, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that we may not use this regulatory pathway, then we would need to seek regulatory approval via a “full” or “stand-alone” NDA under Section 505(b)(1) of the FDCA. This would require us to conduct additional clinical trials, provide additional safety and efficacy data and other information, and meet additional standards for regulatory approval including possibly nonclinical data. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.

The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite our development programs relative to seeking approval under the 505(b)(1) regulatory pathway.
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
Given their early stage of development and the lack of data, many pre-clinical assets are often perceived as having low valuations by investors and potential strategic collaborators, such as pharmaceutical companies. Our investment of time and resources in such assets may not be appreciated or valued. As a result, it may be difficult for us to fund such programs. Additionally, past receipt of grant funding may not be predictive of our ability to secure additional grants to fund further development of a program. Our portfolio includes several pre-clinical stage programs and if they fail to be adequately valued by investors or potential strategic collaborators, our business, financial condition and stock price may be adversely affected.
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
The grants supporting the DARE-LARC1 and DARE-LBT programs do not guarantee that pre-clinical development will be successful or that we will be able to fund their clinical development in the future.
The grants supporting pre-clinical development of DARE-LARC1 and DARE-LBT, including the grant agreement under which we were awarded up to $48.95 million in non-dilutive funding for pre-clinical development of DARE-LARC1, do not guarantee that pre-clinical development will be successful, or, even if we are successful with all specified pre-clinical activities, that we will be able to fund their future clinical development. Further, while we received aggregate payments of approximately $23.85 million under the 2021 DARE-LARC1 grant agreement as of December 31, 2022, additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones during the grant period and our compliance with other obligations under the agreement, and there is no assurance those milestones will be achieved or that we will receive additional payments or the full potential amount of the grant.
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
Our existing collaborations, and any future strategic collaborations we establish, involve significant risks to the success of the product, including that:
•collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development or commercialization of a product or product candidate or elect not to continue or renew a collaboration based on clinical or nonclinical study results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, a public health emergency, or macroeconomic events or conditions, that cause them to divert resources to other initiatives or create competing priorities;
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
If a collaborator terminates its agreement with us or if a collaboration does not result in the successful development of any product candidates and/or commercialization of any approved products, we may not receive any future royalty revenue, commercial milestones or other revenues under the collaboration, our development programs may not be funded as we expect, and our ability to establish another collaboration for the applicable product or product candidate may be negatively impacted. We may be unable to replace any commercial collaborator with an alternate third party on a timely or commercially reasonable basis, or at all. See also, “Risks Related to Our Financial Position and Capital Needs- If one of our commercial collaborators terminates its exclusive license agreement with us or fails to perform as expected, our need for additional capital may significantly increase,” above and “We rely on, and intend to continue to rely on, third parties for the execution of significant aspects of our product development programs. Failure of these third parties to successfully carry out their contractual duties, comply with regulatory requirements and applicable law, or meet expected deadlines may cause significant delays in our development timelines and/or failure of our programs,” below. Moreover, the risks relating to product development, regulatory approval and commercialization and compliance with health care related laws and regulations described in this report also apply to the activities of our collaborators.
Except to the extent of any license fees or milestone payments under our current and any future collaboration agreements, because we currently have only one FDA-approved product, our ability to generate revenue over the next several years will largely be dependent on royalties and net sales-based milestones under our exclusive license agreement with Organon. Accordingly, our revenues may be dependent on Organon’s ability to successfully market, sell and distribute XACIATO and to perform its contractual obligations. There is no assurance that the commercial launch of XACIATO will occur when expected or that the launch will be successful. The timing and amount of potential revenues to us under the license agreement is uncertain. Apart from Organon’s diligence obligation under our license agreement, we have no control over the efforts and resources Organon devotes to the marketing and sale of XACIATO. The occurrence of any of the risks described above could negatively impact the commercial success of XACIATO and have a material adverse effect on our business, financial condition and results of operations.
Termination of the CRADA by NICHD or by us could significantly delay the commencement, conduct and/or completion of the Phase 3 study of Ovaprene and significantly increase the overall timeline and costs for development of Ovaprene. Though the CRADA has a five-year term, either party may terminate it for any reason or for no reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study of Ovaprene, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use the cash payments we have made under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination. If we fail to make any scheduled payment to NICHD under the CRADA, NICHD is not obligated to carry out R&D activities until it receives the funds. We have paid the NICHD $5.0 million under the CRADA to date and a final payment of $500,000 is due in the second quarter of 2023. Suspension by NICHD of activities under the CRADA or termination by NICHD or by us of the CRADA could have a material adverse effect on the Phase 3 study of Ovaprene and on our business, results of operations and financial condition, and may cause the market price of our common stock to decline.
We face significant competition in seeking strategic collaborations. Collaborations can also be complex and time-consuming arrangements to negotiate and document. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product or product candidate, reduce or delay one or more of our other development programs, delay or reduce the scope of any commercial readiness activities, delay commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. Our success in entering into a definitive agreement for any collaboration will depend upon, among other things, our assessment of the prospective collaborator’s resources and expertise, the terms of the proposed collaboration and the proposed collaborator’s evaluation of several factors. Those factors may include the design and outcomes of our clinical studies, the likelihood of approval by regulatory authorities, the potential market for the product, the costs and complexities of manufacturing and delivering such product to customers, the potential of competing products, the strength of the intellectual property and other potential sources of market exclusivity for such product, the market performance of other products we developed, and industry and market conditions generally. The prospective collaborator may also have opportunities to collaborate with third parties on products or technologies that would compete with our products or product candidates and will evaluate whether those opportunities are more attractive than a collaboration with us. We face competition in our search for collaborators from other biotechnology and pharmaceutical companies worldwide, many of which are larger and able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support. Inadequate capitalization of our company, or the perception thereof, could negatively affect our negotiating leverage in transactions.
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
We do not have, and we do not have plans to establish, our own manufacturing capabilities and instead rely on third-party suppliers and manufacturers for our clinical study and commercial supplies, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, fail to maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business.
We do not own or operate, and we currently have no plans to establish, facilities for manufacturing, storage and distribution, or testing of our product or product candidates. We rely and expect to continue to rely on third parties to supply and manufacture our product candidates and other materials necessary to commence and complete pre-clinical testing, clinical trials and other activities required for regulatory approval of our product candidates, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing. In addition, we rely and expect to continue to rely on third parties for commercial production and supplies of XACIATO and any future products. This reliance on third-party manufacturers and suppliers subjects us to inherent uncertainties related to product safety, availability, quality and cost.
XACIATO and our product candidates (including their component materials) must be manufactured, packaged, tested, and labeled in accordance with our specifications and in conformity with cGMP and other applicable regulatory requirements, which requires dedication of substantial resources to specialized personnel, facilities and equipment and sophisticated quality assurance, quality control, recordkeeping procedures. While our employees and consultants monitor and audit our CMOs’ manufacturing processes and systems, we have limited control over our CMOs and they may fail to perform as expected. The facilities and quality systems of CMOs who produce our product and product candidates and their APIs must pass a pre-approval inspection for compliance with applicable regulations as a condition of FDA approval. Failure to pass inspections, or to timely remediate any compliance issues identified by the FDA, could substantially delay marketing approval. As long as we are the product candidate sponsor or the holder of the product approval or manufacturer of record with the FDA or other regulatory authority, we are ultimately responsible for compliance with regulatory requirements for manufacturing and distribution of our product and product candidates regardless of our lack of control over our third-party manufacturers and suppliers. Failure of those third parties to comply with cGMP and other applicable regulatory requirements may result in fines and civil penalties on us, suspension of production, delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.
Our CMOs and component suppliers may experience delays in producing and supplying, or may become unable or unwilling to produce and supply, our clinical trial material or commercial supply material due to financial or personnel constraints, their obligations to, or their decision to prioritize the production and supply of products for, other customers, partial or full loss of their facilities, or supply chain disruptions, including as a result of geopolitical conflicts, macroeconomic events or conditions, natural or man-made disasters, or public health emergencies such as the COVID-19 pandemic. Our single source CMOs for XACIATO and Ovaprene are located in states in the U.S. that are vulnerable to tropical storms, hurricanes, flooding and tornadoes, which have potential to render their facilities inoperative for protracted periods. Their failure to perform may occur at a time that is costly or inconvenient for us. We may not have adequate or any recourse against a CMO or supplier who does not perform or terminates its agreement with us if such non-performance or termination is excused under the applicable agreement. We do not have long-term supply agreements with any of our CMOs other than our CMO for XACIATO. We generally enter into manufacturing agreements on a project-by-project basis based on our development needs, which may heighten the risk of timely availability of sufficient quantities of our product candidates at acceptable costs for clinical trials. As we advance development of our product candidates, we will need to negotiate agreements for commercial supply and we may not be able to reach agreement on a timely basis or acceptable terms, or at all. In addition, the FDA or regulatory authorities outside of the U.S. may require that we have an alternate manufacturer of a product before approving it for marketing and sale in the U.S. or other jurisdiction, and securing such alternate manufacturer before approval of a marketing application could result in considerable additional time and cost prior to product approval.
Currently, we do not have alternative CMOs or API suppliers to back up our primary vendors of clinical trial material or commercial supply material. Identification of and discussions with other vendors may be protracted and/or unsuccessful, or new vendors may not be successful in producing the same results as our current vendors on a timely basis at the appropriate volumes, at an acceptable cost, or at all. Therefore, if the current vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material or product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results, and financial condition.
Any new CMO or API supplier would be required to qualify under applicable regulatory requirements. In some cases, the technical skills or technology required to manufacture our clinical trial material or commercial material may be unique or proprietary to the original CMO or supplier and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such CMOs and suppliers or require us to obtain a license from them in order to have another third party manufacture our product or product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. In some cases, the FDA or a foreign regulatory authority may require us to conduct additional clinical or nonclinical studies, collect additional stability data, and provide additional information concerning any new CMO or supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. The process of identifying, verifying and transitioning to a new CMO or supplier could significantly delay development or regulatory approval of our product candidates or delay or disrupt commercialization of any approved product and substantially increase costs or result in significant loss of product sales and associated revenue.
If our CMOs encounter difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements, we may have insufficient quantities of material to support ongoing or planned clinical trials or to meet commercial demand for any approved product. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical trials, increase the costs associated with our development programs, and depending upon the period of delay, require us to terminate the clinical trials completely and commence new clinical trials at significant additional expense. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. Manufacturing or quality control problems may arise in connection with the manufacture of our clinical trial material or commercial product and CMOs may not be able to maintain the necessary governmental licenses and approvals to continue manufacturing our clinical trial material or commercial product. In addition, with respect to any finished product or key components manufactured outside the U.S., such as the respective APIs for XACIATO and Sildenafil Cream, 3.6%, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing clinical trials, regulatory submissions or commercialization of a product candidate, entail higher costs, or result in being unable to effectively commercialize an approved product. Our dependence on third parties for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product and product candidates, which may heighten our dependence on those third parties and the risk of manufacturing disruptions.
Under our license agreement with Organon, we will be responsible for providing product supply of XACIATO on an interim basis. We have entered into a long-term supply and manufacturing agreement for commercial supply of XACIATO with the same CMO that provided clinical supplies for our Phase 3 DARE-BVFREE clinical study. Under our supply and manufacturing agreement, we agreed to purchase at least 80% of our XACIATO requirements from the CMO, subject to limited exceptions. Currently, this CMO is our sole supplier of XACIATO. As a result, XACIATO’s commercial success will depend in part on the CMO's ability to manufacture and deliver adequate commercial quantities of the product on agreed upon timelines in accordance with our specifications and in compliance with cGMP and other applicable requirements. Commercial launch of XACIATO, which was expected in the fourth quarter of 2022, was delayed due to delays in validation of the manufacturing process at the CMO, which is ongoing. In addition, the CMO relies on other third parties, for supply of raw materials required to produce XACIATO and those supplies may become more difficult and costly to obtain. For example, the current single source supplier of clindamycin is located in China. Should this supplier slow production, shut down its factory or increase its prices for any reason, including due to factors related to the COVID-19 pandemic, macroeconomic factors, geopolitical conflicts or events, poor political relations between the U.S. and China and increased taxes or imposition of sanctions, our CMO may not be able to obtain adequate supplies of clindamycin to manufacture sufficient commercial quantities of XACIATO, which could impede XACIATO’s commercial success. If these circumstances were to occur, the CMO could be forced to source clindamycin from a different supplier, which could lead to higher costs to us and disruption in commercial supply of XACIATO. After Organon assumes the manufacturing and supply responsibilities for XACIATO, we will have no control over the production and supply of the product. Our failure, or after the transfer of manufacturing responsibilities, Organon’s failure, to produce, or cause to be produced, sufficient quantities of XACIATO for commercial sale could have a significant negative effect on commercialization efforts and the payments we receive under our license agreement.
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
Under the terms of the SST license agreement, SST will be responsible for obtaining supplies of Sildenafil Cream, 3.6% for Phase 2 clinical trials expected to be conducted in the United States, which includes the exploratory Phase 2b RESPOND clinical study. Thereafter, we will be responsible for obtaining pre-clinical, clinical and commercial supplies of Sildenafil Cream, 3.6%. Future supplies of raw materials required to produce Sildenafil Cream, 3.6% may be more difficult and costly to obtain. For example, the current supplier of sildenafil is located in India. Should this supplier slow production, shut down its factory or increase its prices for any reason, including due to factors related to the COVID-19 pandemic, macroeconomic factors and geopolitical conflicts or events, we may not be able to obtain adequate supplies of sildenafil to satisfy our clinical supply requirements.

We rely on, and intend to continue to rely on, third parties for the execution of significant aspects of our product development programs. Failure of these third parties to successfully carry out their contractual duties, comply with regulatory requirements and applicable law, or meet expected deadlines may cause significant delays in our development timelines and/or failure of our programs.
Our business model relies on the outsourcing of important product development functions, tests and services to CROs, medical institutions and other specialist providers, vendors and consultants. We rely on these third parties to conduct our clinical trials and perform related activities, including quality assurance, clinical monitoring and clinical data management, as well as to assist us in preparing, submitting and supporting the applications necessary to gain marketing approvals for our product candidates. For example, we engaged CROs to run all aspects of the pivotal Phase 3 clinical trial of XACIATO, the exploratory Phase 2b RESPOND clinical trial of Sildenafil Cream, 3.6%, and the PCT clinical trial for Ovaprene. Our pivotal Phase 3 clinical trial of Ovaprene will also be conducted by third parties under our CRADA with NICHD. We similarly expect to rely on CROs and other third parties to perform all clinical and nonclinical testing and many other important development and regulatory affairs activities needed to support applications for regulatory approvals of all product candidates we develop. We do not control these third parties and they may not devote sufficient time and resources to our projects, or their performance may be substandard, resulting in clinical trial delays or suspensions, delays in submission of our marketing applications or failure of a regulatory authority to accept our applications for filing. There is no assurance that the third parties we or our strategic collaborators engage will be able to provide the functions, tests, activities or services as agreed upon, or provide them at the agreed upon price and timeline or to our requisite quality standards, including due to macroeconomic factors, geopolitical conflicts or events, natural or manmade disasters, public health emergencies or pandemics or poor workforce relations or human capital management. We rely on the efforts of these third parties and if they fail to perform as expected, we could suffer significant delays and additional costs in, and potentially failure of, the development of one or more of our product candidates.
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
In particular, as a result of the CRADA, we are highly dependent on NICHD and the third parties it engages for the commencement, conduct and completion of our pivotal Phase 3 clinical trial of Ovaprene. Pursuant to the terms of the CRADA, the study will be conducted within NICHD’s Contraceptive Clinical Trial Network, or the CCTN, with NICHD's selected CRO providing clinical coordination and data collection and management services for the study. NICHD is responsible for selecting participating clinical sites from the pool of CCTN sites and, together with its selected CRO, overseeing the clinical investigators in the conduct of the study, providing clinical site monitoring and quality assurance along with establishing the electronic data capture database for the study and performing data analysis, which are key factors to the successful completion of a clinical trial. We do not control these third parties and, accordingly, our control over the commencement, conduct and completion of the study is limited. If NICHD or the third parties it engages for the study prioritize other projects over the study or otherwise do not devote adequate time and resources to the study, or their performance is substandard, commencement and completion of the study may be delayed or suspended or the study may be unsuccessful, any of which could significantly harm our business, operating results and financial condition, as well as our relationship with Bayer, and cause the price of our common stock to decline.
Our ability to develop and commercialize XACIATO and our product candidates depends upon maintaining rights granted to us under license agreements with third parties. The loss or impairment of our rights under any of these agreements could have a material adverse effect on our business prospects, operations and viability.
We have rights to develop and commercialize XACIATO and our product candidates under license agreements between us and third-party licensors. The loss or impairment of these rights, including as a result of our inability or other failure (or that of our licensors, in the case of sublicenses) to meet our obligations under any one of such license agreements, including, without limitation, our payment obligations, could have a substantial negative effect on our business and prospects.
In December 2018, we entered into definitive agreements with Hammock Pharmaceuticals, Inc., TriLogic Pharma LLC and MilanaPharm LLC under which we acquired exclusive global rights to XACIATO for the treatment of bacterial vaginosis, as well as the rights to utilize the underlying proprietary hydrogel drug delivery technology for any vaginal or urological application in humans. Under the license agreement with TriLogic Pharma and MilanaPharm, we must use commercially reasonable efforts and resources consistent with those we undertake in pursuing development and commercialization of other pharmaceutical products, taking into account program-specific factors, (a) to develop and commercialize at least one licensed product or process in the United States and at least one licensed product or process in at least one of Canada, the United Kingdom, France, Germany, Italy or Spain, and (b) following the first commercial sale of a licensed product or process in any jurisdiction, to continue to commercialize that product or process in that jurisdiction. In addition to customary termination rights, MilanaPharm may terminate our license with respect to a licensed product or process in a country if, after having launched such product or process in such country, we, or our affiliates or sublicensees, as applicable, discontinue the sale of, or commercially reasonable marketing efforts to sell, such product or process in such country, and fail to resume such efforts or to reasonably demonstrate a strategic justification for the discontinuation and failure. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development-Hammock/MilanaPharm Assignment and License Agreement,” above.
We entered into a license agreement with ADVA-Tec for the exclusive worldwide rights to develop and commercialize Ovaprene that became effective in July 2017. In addition to standard termination rights, ADVA-Tec may terminate the license agreement if we (1) fail to make significant scheduled investments in product development activities over the course of the agreement, (2) fail to commercialize Ovaprene within six months of obtaining a pre-market approval from the FDA, (3) with respect to the license in any particular country, fail to commercialize Ovaprene in that particular country within three years of the first commercial sale, (4) develop or commercialize a non-hormonal ring-based vaginal contraceptive device other than Ovaprene, (5) fail to conduct certain clinical trials, or (6) fail to make certain milestone, sublicense and/or royalty payments to ADVA-Tec. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development-ADVA-Tec License Agreement," above.
In February 2018, we entered into a world-wide license and collaboration agreement with SST for the exclusive worldwide rights to develop and commercialize Sildenafil Cream, 3.6% for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of FSAD. The SST license agreement provides that each party will have customary rights to terminate the agreement in the event of material uncured breach by the other party and under certain other circumstances. The SST license agreement provides SST with the right to terminate it with respect to the applicable SST licensed products in specified countries upon 30 days’ notice if we fail to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan contained in the SST license agreement, or any updated development plan approved by the joint development committee, and do not cure such failure within 60 days of receipt of SST’s notice thereof. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development-SST License and Collaboration Agreement,” above.
In April 2018, we entered into the Catalent license agreement under which we acquired exclusive global rights to Catalent's IVR technology platform, including the product candidates we now call DARE-HRT1, DARE-FRT1, and DARE-PTB1. Under this agreement, we must use commercially reasonable efforts to develop and make at least one product or process available to the public, which efforts include achieving specific diligence requirements by specific dates specified in the agreement, and Catalent may terminate the agreement upon 60 days’ notice for any uncured material breach by us of any of our other obligations under the agreement. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development-Catalent JNP License Agreement,” above.
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
•price pressure given the high level of generic treatments and changes in health care laws and regulations, including the Inflation Reduction Act of 2022;
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
There is no assurance that the commercial launch of XACIATO in the U.S. will occur when expected. For example, commercial launch was expected in the fourth quarter of 2022 and delayed due to delays in validation of the manufacturing process at the CMO, which is ongoing. There is no assurance that Organon’s efforts with respect to XACIATO will be successful or that product sales will be able to generate revenue to us at the levels or within the timing we expect or at the levels or within the timing necessary to support our goals. See also the risks and uncertainties described under “Risks Related to Our Dependence on Third Parties,” above.
We have no internal sales, marketing or distribution capabilities. If we are unable to establish those capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product sales revenue.
We do not have a product marketing, sales or distribution infrastructure. In order to commercialize any of our product candidates if approved for commercial sale, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third-parties that have sales and marketing experience. As we move our product candidates through development toward, and in some cases, through regulatory approval, we evaluate several options for each product candidate's commercialization strategy. These options include building our own sales force and other commercial infrastructure, entering into strategic marketing partnerships with third parties, including commercial sales organizations or other pharmaceutical or biotechnology companies, out-licensing the product to other pharmaceutical or biotechnology companies, and combinations of these strategies. We currently have no commercialization agreements with third parties other than our license agreements with Organon for XACIATO and Bayer for Ovaprene. We may not be able to maintain our existing commercial collaborations or establish and maintain other commercial collaborations on favorable terms, on a timely basis, or at all.
To generate revenue from our product candidates, if approved, we may need to establish a commercial infrastructure. There are significant risks involved with establishing our own commercial infrastructure. For example, recruiting and training a sales force is expensive and time-consuming and could delay product launch. If we recruit and train a sales force and the commercial launch of the product is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred significant commercialization expenses. This may be costly, and our investment would be lost if we could not retain or reposition our sales and marketing personnel. Both the launch and ongoing commercial support of our products would require significant capital, which may not be available to us when needed or on acceptable terms or at all. All of these factors could strain our cash resources and require us to raise additional capital. In addition, there is no guarantee that our efforts to generate product revenue would be successful.
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
Failure to timely enter into or maintain a commercialization arrangement with a third party or establish our own commercialization capabilities could significantly delay commercial launch of our products or require us to reduce the scope of any sales and marketing activities, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our products will compete with products that have already been accepted by the medical community and patients. If our product candidates fail to generate compelling clinical results or if patients and health care providers fail to adopt our products for their respective indications, their commercial potential could be adversely impacted or severely diminished. It is possible that the potential advantages of our product candidates do not materialize or that the approved prescribing information for our products does not describe expected features or benefits. We also expect to face competition from new products that enter the market over time. We are aware of products currently under development intended for the same indications as our product candidates. These competitive product candidates may prove safer, more tolerable, more effective, and less expensive, and may be introduced to market earlier, or produced, marketed and sold more effectively or on a more cost-effective basis, than our product candidates. The success of competitive products may render our product candidates noncompetitive or obsolete, even prior to completion of their development.
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
XACIATO and any future products may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If XACIATO and any future products do not achieve an adequate level of market acceptance, they may not generate significant net product revenue or net sales, we may suffer reputational harm and we may never become profitable. The degree of market acceptance of XACIATO and any future products will depend on several factors, including:
•the timing of our receipt of any marketing approvals and the jurisdictions in which marketing approvals are obtained;
•the terms of any approvals, such as any restrictions on the use of our product together with other medications;

•the indications for which the product is approved;
•demonstrated evidence of efficacy and safety;
•the approval and availability of alternative treatments and products for the same indications as our product;
•the prevalence and severity of any adverse side effects associated with our product;
•convenience and ease of administration for patients compared to alternative treatments and products, or other potential advantages and disadvantages compared to the alternatives;
•adverse publicity about our product or favorable publicity about competing products;
•our ability to offer our product for sale at competitive prices;
•the willingness of the target patient population to try a new product and of physicians to prescribe a new product;
•the success of any physician education programs for our product;
•the availability and extent of third-party coverage and reimbursement for our product and amount of out-of-pocket cost to patients;
•the willingness of uninsured patients to pay for the product;
•the willingness of pharmacy chains to stock the product; and
•effectiveness of our or our collaborators’ sales and marketing strategy and efforts.
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
If we receive regulatory approval to market Ovaprene, its commercial success, or the success of any other future contraceptive product candidate we may seek to develop, including our current pre-clinical stage candidates, will depend upon the contraceptive market and market acceptance of an alternative method. Risks related to market acceptance include:
•minimum acceptable contraceptive efficacy rates;
•perceived safety differences of hormonal and/or non-hormonal contraceptive options;
•competition from new lower dose hormonal contraceptives with more favorable side effect profiles;
•new generic contraceptive options including a generic version of the hormone-containing intravaginal product NuvaRing®;
•the effects of changes in health care laws and regulations on third-party payor coverage (including the birth control coverage mandate) and reimbursement and out-of-pocket costs to patients; and
•the availability and extent of third-party coverage and reimbursement for our product, the amount of out-of-pocket cost to patients and the effects of any changes in health care laws and regulations, including the birth control mandate, on product pricing and coverage and out-of-pocket costs to patients.
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
If we receive marketing approval in the future, our commercial success with Sildenafil Cream, 3.6% will depend, in large part, on the ability of the product candidate to demonstrate safety and effectiveness in treating FSAD in clinical trials, as well as our ability, or that of a commercial collaborator, to educate doctors and women about the need to diagnose and treat FSAD and the potential benefits of using of Sildenafil Cream, 3.6%, which may not prove successful. Sexual arousal can be influenced by many emotional and physiological factors. To be successful, our clinical trials of Sildenafil Cream, 3.6% must anticipate such factors. Sildenafil Cream, 3.6% is designed to increase local blood flow to the genital tissue. Even if Sildenafil Cream, 3.6% demonstrates success in increasing blood flow, the product candidate may not demonstrate a significant, or any, increase in arousal or improvement in the overall sexual experience in some women in our clinical trials. If we fail to generate compelling clinical results, we may not receive regulatory approval to market Sildenafil Cream, 3.6%, or, if approved, many physicians may not prescribe and/or many women diagnosed with sexual arousal disorder may opt not to try Sildenafil Cream, 3.6%. If we fail to produce strong clinical outcomes, our ability to build a commercial market for Sildenafil Cream, 3.6% will be materially adversely impacted.
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
•preference for an FDA-approved product by women and health care providers over treatments prepared in compounding pharmacies;
•the success or failure of Bijuva®, the first FDA-approved bio-identical product;
•new information supportive or against the use of hormones in menopause; and
•availability and extent of third-party payor coverage and reimbursement for DARE-HRT1 and out-of-pocket cost for patients.
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
XACIATO was approved by the FDA based on prior findings of safety or effectiveness of previously approved clindamycin products and on clinical data from the Phase 3 DARE-BVFREE clinical trial, in which 307 patients were randomized and treated once. Following its commercial launch, XACIATO will be used by larger numbers of patients, and some patients may use multiple regimens over the course of a year. New data may emerge from market surveillance or future clinical trials of XACIATO that give rise to safety, efficacy or quality concerns and result in negative consequences, including:
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
Furthermore, the discovery of significant problems with another intravaginally administered or clindamycin-containing product perceived as comparable to XACIATO, could have an adverse impact on commercialization of XACIATO and our business, including as a result of occurrence of the events described above. For example, XACIATO has not been studied in pregnant or breastfeeding women. Should increased risk of miscarriage or other adverse effects on maternal or fetal outcomes or breastfed infants be observed in future data from market surveillance or clinical trials of XACIATO or other clindamycin products, XACIATO’s commercial potential may be limited and we could become subject to product liability claims and lawsuits.
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
Failure to successfully obtain coverage and reimbursement for XACIATO and any future products in the United States, or the availability of coverage only at limited levels, would diminish our ability, or that of a commercial collaborator, to generate net product revenue or net sales.
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
The Biden Administration has also indicated that lowering prescription drug prices is a priority, and on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare and Medicaid Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but it remains unclear how these forthcoming changes may impact coverage or reimbursement decisions across the biopharmaceutical industry as a whole.
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
If the out-of-pocket costs for XACIATO or any of our product candidates, if approved, are deemed by women to be unaffordable, or if less expensive alternatives exist, a commercial market may never develop or the market potential for that product may be significantly reduced, which could have a material adverse effect on our business, financial condition, and prospects.
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
As no FDA-approved treatments for FSAD currently exist, there is little precedent to help assess whether health insurance plans will cover Sildenafil Cream, 3.6%, if approved.
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

Drug products and drug/device combination products are complex to manufacture, and manufacturing disruptions may occur that could cause significant delays and disruption in the commercial supply of XACIATO and any future product.
The manufacture of our product and product candidates is complex, subject to compliance with extensive regulatory requirements and we are dependent on, and expect to continue to rely on, contract manufacturers and other third parties to supply our products and their components. Manufacturing disruptions may occur, including as a result of scaling up production to meet commercial requirements or due to global supply chain disruptions. Such problems may prevent the production of lots that meet the specifications required for sale of our product and may be difficult and expensive to resolve. Because we rely on single source contract manufacturers and suppliers, if disruptions occur in the operations of one those third parties, we may experience immediate shortages of our products. If any such issues were to arise with respect to XACIATO or future products, we could lose sales and associated revenue, incur additional costs, delay commercial launch of new products or suffer harm to our reputation.
See above: “Risks Related to Product Research & Development and Regulatory Approval- Delays in the manufacture of our clinical and commercial supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products.”; “Risks Related to Our Dependence on Third Parties- We do not have, and we do not have plans to establish, our own manufacturing capabilities. We rely on third-party suppliers and manufacturers for clinical study and commercial materials, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business;” and “Risks Related to Our Dependence on Third Parties- In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product and product candidates, which may heighten our dependence on those third parties and the risk of manufacturing disruptions.”
If competitors obtain approval for generic versions of XACIATO or any future products, our business may suffer.
XACIATO and any future product may face direct competition from generic products earlier or more aggressively than anticipated, depending upon the product's success in the market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Act amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications, or ANDAs. An ANDA relies on the nonclinical and clinical testing conducted for a previously approved reference listed drug, or RLD, and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If a third party is able to demonstrate bioequivalence without infringing our patents, that third party may then be able to introduce a competing generic product onto the market.
The FDA granted XACIATO three years of data exclusivity for the treatment of bacterial vaginosis in female patients 12 years of age and older, which was extended by five years under the GAIN Act, such that the period is set to expire on December 7, 2029. XACIATO has also been designated as an RLD by the FDA for purposes of future generic drug development. Accordingly, the data exclusivity period should block the FDA from approving either a subsequent ANDA or 505(b)(2) NDA that relies in whole or in part on our protected clinical data. We cannot predict the interest of potential follow-on competitors in the future XACIATO market, whether a third party will attempt to invalidate our period of data exclusivity or challenge the patent listed for XACIATO in the FDA's Orange Book or otherwise force the FDA to take other actions, or how quickly others may seek to come to market with competing products after the FDA-granted data exclusivity period ends. Other products candidates we develop, if approved, may also receive marketing exclusivity under the FDCA that may similarly be subject to challenge or uncertainty. Reduction or loss of periods of market exclusivity for our products could negatively affect our business, operating results and financial condition.
We will need to obtain FDA approval of any proposed prescription medical product name, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the United States Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed new prescription medical product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a proposed product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for previously used names and marks, such as Ovaprene, as well as the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We or a commercial collaborator may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our or our collaborator’s ability to commercialize our product candidates.
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
In addition, we may be subject to fines, suspension or withdrawal of marketing approvals, product recalls, seizure of products, operating restrictions and criminal prosecution if we, or our commercial collaborator, fail to comply with applicable foreign regulatory requirements. In such an event, our ability, or our commercial collaborator’s ability, to market to the full target market for our products will be reduced and the full market potential of our products may not be realized, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Employee Matters and Managing Our Growth
We have a relatively small number of employees to manage and operate our business.
As of March 29, 2023, we had 30 employees, of which 25 were full-time and five were part-time. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner, relying on consultants and other third-party service providers for product development and operational expertise we require, and to limit full-time personnel resources. With a small number of employees, our ability to supervise the service providers we engage, including our CMOs and CROs, may be constrained, which may impact the timing and quality of services we receive. No assurance can be given that we will be able to run our operations or accomplish all of the objectives we otherwise would seek to accomplish with the limited personnel resources we currently have.
We generally allow for a hybrid work model. We instituted remote work policies in March 2020 in response to the COVID-19 pandemic and resulting government stay-at-home orders, which have evolved into our current policies generally permitting a hybrid work schedule. In addition, many consultants, collaborators and other third-party service providers on which we rely currently have a remote or hybrid workforce model. The long-term impact of less frequent in-person meetings on our productivity and creativity is difficult to assess. Remote working arrangements for our personnel and that of third parties on which we rely may weaken our ability to effectively manage and operate our business and lead to delays in our anticipated development program timelines.
In addition, due to our small workforce, if multiple employees were to become unable to work for a protracted period for any reason, or if they were to resign at roughly the same time, our business could suffer. Our ability to effectively manage and operate our business could become significantly impaired and our expenses could increase materially, including as a result of expenditures related to recruiting, hiring and training qualified new employees and engaging additional consultants and service providers to perform the job responsibilities of the employees on leave or who resign. If we or our collaborators or service providers experience staffing shortages, it may result in significant delays in our anticipated development program timelines.
If we fail to attract and retain management and other key personnel, we may not successfully complete development of, obtain regulatory approval for or commercialize our product candidates, or otherwise implement our business plan.
Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified managerial and key personnel. We depend highly on our senior management. Losing the services of our senior management, and our chief executive officer in particular, could impede, delay or prevent the development and commercialization of our product candidates, harm our ability to raise additional funds and negatively impact our ability to implement our business plan. If we lose the services of any of our senior management team, we might not find suitable replacements on a timely basis or at all, and our business could be materially harmed. We do not maintain “key man” insurance policies on the lives of any of our senior management employees.
We might not attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biopharmaceutical companies and other life sciences R&D organizations, particularly in the San Diego area where we are headquartered. In addition, our limited personnel and financial resources may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover. Many of the other companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better opportunities for career advancement. If we cannot attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.
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
These efforts may not be successful, including for reasons discussed in elsewhere in this Risk Factors section and also:
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
•we may underestimate the development and regulatory approval challenges, costs and timelines and overestimate the market opportunity for the potential product candidates and technologies; and
•during development, the acquired or in-licensed product candidates may not prove to be safe or effective in their targeted indications.
We may fail to realize the anticipated value of any strategic transaction and the costs of a transaction may outweigh the benefits we realize from it. In addition, we have used shares of our common stock as consideration in strategic transactions and we may do so in the future, which may result in significant dilution to our stockholders. Any strategic transaction we pursue may not produce the outcomes and benefits we originally anticipated and may adversely impact our operating results and financial condition and be detrimental to our company in general.

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
Our patent strategy for protecting Ovaprene includes in-licensing several patent families from ADVA-Tec. Patent prosecution for the intellectual property incorporated into Ovaprene is entirely controlled by ADVA-Tec and we have little, if any, influence or control over such patent prosecution.

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
With respect to patents rights related to our DARE-GML program, the University of Minnesota (UMN) has the sole right to prosecute and maintain its patent rights, and we have the right to prosecute and maintain patents licensed from Hennepin Life Sciences. We will be responsible for the costs incurred by UMN to maintain and prosecute such patents and we will be kept informed of all strategies. However, we will have little, if any, influence or control over UMN's implementation of the patent strategy.
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
With respect to XACIATO, we have the initial right to enforce patents we license from TriLogic and MilanaPharm against third parties whose activities infringe such patents in a manner that could affect our exercise of the licenses granted to us, and TriLogic and MilanaPharm must reasonably cooperate with in any such suit, including, if necessary, by being joined as a party to any such suit. In some cases, MilanaPharm may assume the defense of a claim initiated by a third-party alleging infringement of a third party’s intellectual property rights as a result of the manufacture or sale of a product we develop under our license agreement with TriLogic/MilanaPharm. While our license agreement would require MilanaPharm to indemnify us for certain losses arising from these third-party claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and sell XACIATO. Additionally, our license agreement with Organon requires that we indemnify Organon from and against all liabilities, damages, expenses, fines, penalties and losses as a result of any third-party claim arising out of or relating to the development, manufacture, commercialization or other exploitation of XACIATO or any licensed product by or on behalf of us or any affiliate or licensee of ours, except for in limited circumstances. As a result of our indemnification obligations to Organon and limitations on TriLogic's and MilanaPharm's obligations to indemnify us, any patent infringement litigation relating to XACIATO could subject us to significant liabilities that may have a material adverse effect on our business, results of operations and financial condition.
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
We cannot guarantee that we or any of our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, in the United States, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States, EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our future product candidates, or their manufacture or use may currently be unpublished. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our or our licensors’ interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We or our licensors may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our or our licensors’ determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our licensors’ failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.
From time to time, we or our licensors may identify patents or applications in the same general area as our products and product candidates. We or our licensors may determine these third-party patents are irrelevant to our business based on various factors including our or our licensors’ interpretation of the scope of the patent claims and our or our licensors’ interpretation of when the patent expires. If the patents are asserted against us, however, a court may disagree with our or our licensors’ determinations. Further, while we or our licensors may determine that the scope of claims that will issue from a patent application does not present a risk, it is difficult to accurately predict the scope of claims that will issue from a patent application, our determination may be incorrect, and the issuing patent may be asserted against us or our licensors. We cannot guarantee that we or our licensors will be able to successfully settle or otherwise resolve such infringement claims. If we or our licensors fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates. We or our licensors might, if possible, also be forced to redesign our product candidates so that we or our licensors no longer infringe on the third-party intellectual property rights. Any of these events, even if we or our licensors were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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
We enter into confidentiality and nondisclosure agreements with our employees, CROs, CMOs, consultants, collaborators, sponsored researchers, and scientific and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party on our behalf or made known to the party by us during the course of the party’s relationship with us. We also enter into intellectual property assignment agreements with our employees, consultants and certain other service providers, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored or may not effectively assign intellectual property rights to us. We have not entered into any non-compete agreements with any of our employees. We cannot guarantee that the confidential nature of our proprietary information will be maintained by our employees and others in the course of their future employment with or provision of services to a competitor. Enforcing a claim that a party illegally disclosed or obtained and is using our know-how, trade secrets or other proprietary information is difficult, expensive and time consuming and the outcome is unpredictable. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage for the products we develop, which could materially adversely affect our business, operating results and financial condition.
Provisions in our agreements with governmental agencies and non-profit organizations may affect our intellectual property rights and the value of our development programs to our company.
Certain of our product development activities have been funded, are being funded and may in the future be funded, by the U.S. government or not-for-profit organizations. Our agreements for these sources of funding include, and may in the future include, terms and conditions that affect our intellectual property rights. For example, under our CRADA with NICHD for the Phase 3 clinical study of Ovaprene, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up right to practice for research or other government purposes any invention of either party conceived or first actually reduced to practice in the party’s performance of the CRADA and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed.
Under the grant agreement supporting development of DARE-LARC1, we agreed to make DARE-LARC1 and any other products, services, processes, technologies, materials, software, data, other innovations, and intellectual property resulting from the project funded by the grant (referred to as Funded Developments), available and accessible at an affordable price to people most in need within developing countries, and to promptly and broadly disseminate the knowledge and information gained from the project funded by the grant (referred to as the Global Access Commitment). In connection with the Global Access Commitment, under the agreement, we also granted the foundation that awarded the grant a nonexclusive, perpetual, irrevocable, worldwide, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, create derivative works, publicly perform, and display Funded Developments and essential background technology (referred to as the Humanitarian License). We are required to ensure that the Humanitarian License survives the assignment or transfer of Funded Developments and essential background technology. Our obligations under the Global Access Commitment and the Humanitarian License may limit the value to us of DARE-LARC1 and other Funded Developments.
Risks Related to Our Business Operations and Industry
Business interruptions resulting from the COVID-19 pandemic or future public health crises, natural disasters or telecommunication and electrical failures may materially and adversely affect our business, operating results and financial condition.
In March 2020, the COVID-19 pandemic began to impact the global economy. Because of its size and breadth and the continued emergence of new variants, all of the direct and indirect consequences of the COVID-19 pandemic are not yet known and may not emerge for some time. The COVID-19 pandemic has disrupted our product development activities and may disrupt our business in the future, or the business of third parties on which we rely. The COVID-19 pandemic contributed to a slower than anticipated pace of enrollment of participants in our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% as a result of operational restrictions or closure of certain study sites due to their adherence to governmental guidelines intended to reduce the spread of COVID-19. The COVID-19 pandemic also caused us to prioritize advancement of certain of our development programs over others, or certain development activities within a program over others, due to anticipated or actual difficulties and delays in recruiting clinical study sites and participants and obtaining clinical trial materials and supplies. The effects of the COVID-19 pandemic may materially and adversely affect our product development and XACIATO commercialization activities in the future, including as a result of:
•difficulties and delays in clinical study site initiation, including due to diversion of healthcare resources away from conducting clinical studies;
•difficulties and delays in recruiting and enrolling clinical study participants and conducting follow-up visits;
•interruption of key clinical study activities, such as study site and data monitoring, due to limitations on travel or in-person gatherings;
•staff disruptions and turnover internally or at our CMOs, CROs, clinical study sites, collaborators or other third parties on which we rely, either directly or indirectly as a result of reallocation of resources, illness, vaccine mandates or other changes in terms of employment;
•delays in receiving approval from regulatory authorities or IRBs to initiate our clinical studies;
•difficulties and delays in production of clinical trial materials and commercial product, including due to supply chain disruptions or resource constraints or reallocation on the part of our CMOs and raw materials suppliers;
•interruptions in U.S. or global shipping that may affect the transport and delivery of raw materials, clinical study materials and commercial product;
•changes in local regulations in response to surges in COVID-19 cases that may require changes in the ways our clinical studies are conducted, require us to discontinue a clinical study, or make it more difficult for commercial and medical affairs field teams to call on or otherwise access healthcare providers;
•patient delays in seeking or receiving treatment, either due to fear of infection or inaccessibility of healthcare providers;
•delays in interactions with the FDA or a foreign regulatory authority necessary to advance clinical development of our product candidates, or delays in their review process and timing of potential approval of our product candidates, including delays in pre-approval manufacturing or clinical study site inspections;
•difficulties and delays in establishing or maintaining strategic commercial or development collaborations due to the reallocation of resources or shifting business strategies of collaborators or potential collaborators away from the women’s health market in general or our areas of focus within women’s health in particular; or
•disruption and volatility in the financial markets which negatively impacts our access to additional capital or stock price.
The strategies we implement designed to mitigate the effects or potential effects of the COVID-19 pandemic on our business may not be effective. The COVID-19 pandemic could cause significant delays in the current timelines for our ongoing and planned clinical studies, our regulatory submissions or potential marketing approvals and substantially increase our development costs. It may delay or contribute to delays in the commercial launch of any approved product, including XACIATO, or market acceptance of the product. The ultimate impact of the COVID-19 pandemic on our business, operating results and financial condition is unknown and will depend on future developments that are highly uncertain, beyond our control and cannot be predicted with confidence, including, but not limited to, the duration and severity of the pandemic and governmental and individual organization actions and policies implemented in response to the pandemic or the effects of the pandemic. The longer the pandemic persists, the greater the potential for significant adverse impacts to our business operations and those of the CROs, CMOs, commercial collaborators, and other third-party service providers and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, assist with regulatory affairs necessary to advance and seek regulatory approval for our programs, and market, sell and distribute our products, if approved.
We may also experience similar and significant business disruptions as a result of any future public health emergency, natural or manmade disaster, act of terrorism, war, or telecommunications or electrical failure that impacts our facilities or employees, or those of the third parties on which we rely for key business activities.
The COVID-19 pandemic, other public health emergencies, natural or manmade disasters, acts of terrorism, war or telecommunications or electrical failures may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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
Our current or future employees, clinical investigators, commercial collaborators or service providers may engage in misconduct or other improper activities, including non-compliance with regulatory standards.
We may become exposed to the risk of employees, clinical investigators, commercial collaborators, CMOs, CROs, consultants or other vendors engaging in fraud or other misconduct. Misconduct by our employees or third parties on which we rely for the development and commercialization of our products and product candidates could include intentional failures, such as failures to: (1) comply with FDA or other regulators’ requirements, (2) provide accurate information to such regulators, (3) comply with clinical and nonclinical research standards and manufacturing standards established by us and/or required by the FDA or other laws and regulations, or (4) comply with SEC rules and regulations. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws, regulations and industry guidance intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by current or future employees, clinical investigators, commercial collaborators, CROs, consultants or other vendors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory or civil sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant adverse effect on our business, including the imposition of significant fines or other sanctions, and our reputation.
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
•the Physician Payments Sunshine Act, enacted as part of the ACA, which, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report to CMS, on an annual basis, information related to payments and other transfers of value to physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain advanced non-physician health care practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members in such manufacturers;
•HIPAA, as amended by HITECH, and their respective implementing regulations, which impose specified requirements relating to the privacy, security and electronic exchange of individually identifiable health information, or "protected health information" when subject to HIPAA. Among other things, HITECH makes some of HIPAA’s privacy and all of HIPAA's security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. "Covered entity" or entities that must comply with HIPAA, include certain health care providers, health plans, and health care clearinghouses. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and third parties unlawfully in possession of protected health information, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions; and
•the U.S. Foreign Corrupt Practices Act, which prohibits U.S. organizations and their representatives from offering, promising, authorizing or making corrupt payments, gifts or transfers of value to non-U.S. officials, which in many countries, could include interactions with certain health care professionals.

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
Cyber-attacks, security breaches, loss of data and other disruptions to our information technology systems or those of our collaborators or third-party service providers could compromise sensitive information related to our business, delay or prevent us from accessing critical information, subject us to significant financial loss, and expose us to liability, any of which could adversely affect our business and our reputation.
We utilize information technology systems and networks in the ordinary course of our business to process, transmit and store sensitive data, including confidential information, intellectual property, and personally identifiable information of our employees, consultants and others. As the use of digital technologies has increased, cyber incidents, including deliberate attacks (such as the deployment of harmful malware and other malicious code, ransomware, denial of service, social engineering, and other attempts to gain unauthorized access to computer systems and networks), have increased in frequency and sophistication, and have become increasingly difficult to detect. These threats pose a risk to the security of our systems and networks and those of our collaborators and third-party service providers, which store sensitive data of ours, and could compromise the confidentiality, availability and integrity of information stored there which is vital to our operations and business strategy. A successful cyber-attack could cause serious negative consequences for us, including, without limitation, the disruption of our operations, the misappropriation or destruction of our confidential information and sensitive data, including corporate strategic plans and financial information, and the misappropriation of other assets, including our cash. Organizations and governmental bodies with far greater resources than ours dedicated to cybersecurity have proven vulnerable to cyber-attacks. There can be no assurance we will succeed in preventing cybersecurity breaches or successfully mitigate their effects. In March 2023, we became aware that we had been subject to a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved unauthorized access to an employee’s email account by a third-party impersonator and resulted in an electronic payment of approximately $0.4 million intended for a vendor being fraudulently misdirected to unknown parties. We retained a third party to assist in our investigation of the incident and implementation of remedial measures, including enhancements to our controls relating to electronic payments to third parties. We anticipate that approximately $0.2 million of the fraud loss will be covered by insurance. We do not believe this incident had or will have a material impact on our business, financial condition or results of operations. However, cyber-related criminal activities continue to evolve and increase in frequency and sophistication and our security measures and controls may not be successful in preventing further cyber-related crimes.
Despite implementing security measures, any of the information technology systems belonging to us or our collaborators and third-party service providers and the sensitive and confidential information contained within them are vulnerable to damage or interruption from computer viruses and other malware, unauthorized access, including as a result of employee error (e.g., phishing or spoofing scams) or malfeasance, service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failure. We rely on third-party service providers and technologies for our data processing-related activities, including without limitation third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties' cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. In addition, we do not have our own information technology department or personnel and rely on third-party consultants and other service providers to establish and maintain our information technology infrastructure and systems, and they may fail to perform as expected. Moreover, the shift to remote working arrangements and the prevalent use of mobile devices that access sensitive or confidential information increases the risk of data security breaches. Technology security systems and other security measures in employees’ homes or other places they may work may not be as robust and more vulnerable to cybersecurity attacks. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party collaborators’ or service providers’ operations could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive or confidential information. A security incident or other interruption could disrupt our ability (or that of third parties upon which we rely) to conduct our business operations and could divert significant resources to remedy or mitigate the damage caused. For example, if clinical or nonclinical study data is lost or becomes compromised, it could result in delays in our product development and regulatory approval efforts and significantly increase our costs due to additional time and resources necessary to recover and verify, or potentially reproduce, the data. In addition, a security breach or privacy violation that leads to disclosure of personally identifiable information or protected health information could require us to make notifications to the public as well as regulatory authorities, harm our reputation, subject us to audit, investigation, steep fines and administrative penalties and mandatory corrective action. A data breach could also require us to verify the correctness of database contents and subject us to litigation, including class action lawsuits, or other liability under laws and regulations that protect personal data, consumer protection and other laws. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the internet, face the risk of systemic failure, which could disrupt our operations. If any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, our product development programs and competitive position may be adversely affected, the further development of our product candidates may be delayed, and the manufacture and sale of any approved products may be impaired.
The costs related to significant security breaches or disruptions could be material, and, as was the case with the fraud discovered in March 2023, our insurance coverage may not cover all the losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations and product development is stored or processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. Moreover, if the information technology systems of our third-party collaborators, service providers or vendors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event.
Our business may be adversely affected by unfavorable or unanticipated macroeconomic conditions and geopolitical events.
Various macroeconomic factors could adversely affect our business, our results of operations and financial condition, including a delay or failure of the U.S. government to raise the federal debt ceiling, increased inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, recessionary concerns and overall unfavorable economic conditions and uncertainties, including those resulting from geopolitical events, including the war in Ukraine and strained relations between the U.S. and a number of foreign countries; international economic sanctions, including those imposed on Russia; climate change concerns; or public health emergencies, including the COVID-19 pandemic. U.S. government actions to reduce the federal deficit, or its delay or failure to raise the federal debt ceiling, may result in reduced funding for government-funded or subsidized health programs or require the federal government to stop or delay making payments on its obligations under such programs, which could impact sales of our products covered under such programs, if any, and negatively affect our operating results. Interest rates and the ability to access credit markets could adversely affect the ability of patients, payors and distributors to purchase, pay for and effectively distribute our products, if and when approved. Similarly, unfavorable or uncertain macroeconomic factors could affect the ability of our current or potential future collaborators, third-party service providers or suppliers, including sole source or single source manufacturers or suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our clinical trial material and products or commercialize our products, if and when approved. Failure by any of them to remain in business or allocate adequate resources to our products and product candidates could have a material adverse effect on our efforts to develop and obtain regulatory approvals for our product candidates and generate revenue from any approved products.
We expect to continue to incur substantial costs and demands on management time to comply with laws and regulations affecting public companies.
We incur and expect to continue to incur significant legal, accounting and other expenses as a public reporting company. We expect that these expenses will increase if and when we become an “accelerated filer,” as defined in rules adopted by the SEC under the Securities Exchange Act of 1934. Generally, we will become an accelerated filer if our public float as of the last business day of June is $75 million or more and we reported annual revenues of $100 million or more for our most recently completed fiscal year. Regardless of whether we become an accelerated filer, we may need to hire additional accounting, finance and other personnel in connection with our continuing efforts to comply with the corporate governance, disclosure and other reporting requirements of being a public company, and our management and other personnel, of whom we have a small number, will need to continue to devote substantial time towards compliance matters and initiatives.
For example, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report annually by our management on the effectiveness of our internal control over financial reporting, and performing the system and process documentation and evaluation necessary to issue that report requires us to incur substantial expense and expend significant management time. If and when we are an accelerated filer, we will also have to obtain an attestation report on our internal control over financial reporting by our independent registered public accounting firm, which may substantially increase compliance costs. Recent SEC rules and rulemaking initiatives, such as the new pay versus performance disclosure requirements and proposed rules on climate-related disclosures, may result in significant additional time and expense devoted to compliance initiatives.
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
Our ability to use net operating loss carryforwards and other tax attributes to offset taxable income may be limited.
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. At December 31, 2022, we had substantial federal and state net operating loss, or NOL, carryforwards. However, our federal NOL carryforwards and other tax attributes may not be available to offset future taxable income because of restrictions under U.S. tax law, and similar limitations may apply under state tax laws. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. See Note 8 “Income Taxes” to the accompanying consolidated financial statements for more information about limitations on our ability to use our NOL carryforwards and other tax attributes. Such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.
Inflation could negatively impact our business, financial condition and results of operations.
Inflation in the U.S. and other countries has risen beyond levels experienced in recent decades. Inflation in the prices for components of our clinical trial material, costs of CROs, CMOs and other third-party service providers and vendors on which we rely, and rising salaries could negatively impact our business by increasing our operating expenses.
Risks Related to Ownership of Our Common Stock
The price of our common stock may rise and fall rapidly, substantial price fluctuations may occur regardless of developments in our business or our operating performance, and you could lose all or part of your investment as a result.
The stock market in general, and the market for biopharmaceutical companies in particular, have experienced significant volatility, which has often been unrelated to the operating performance of particular companies. The stocks of small cap and microcap biopharmaceutical companies like ours tend to be highly volatile. Our common stock has experienced extreme trading price and volume fluctuations in the past, including fluctuations that have been unrelated or disproportionate to developments in our business and our operating performance, and we expect that our stock price will continue to experience high volatility. The market price for our common stock may be influenced by a variety of factors, some of which are beyond our control or are related in complex ways, including:
•significant developments with our product development programs, such as actual or anticipated changes to development and approval timelines, results from any clinical trial, unanticipated serious safety concerns, suspension or discontinuation of a program, initiation of new programs and communications or decisions from the FDA or other regulatory authorities relating to applications we submit for clinical trials or marketing approval of our product candidates, in each case particularly those related to our clinical-stage product candidates;
•announcements of capital raising transactions, including sales of our common stock or securities convertible into or exercisable for shares of our common stock by us, or expectation of additional financing efforts;
•the amount of our unrestricted cash;
•the level of actual or anticipated expenses related to development of our product candidates, and in particular our clinical-stage development programs;
•announcements relating to strategic collaborations or alliances or significant licenses, acquisitions or dispositions of assets by us or companies perceived to be comparable to us;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures and capital commitments;
•additions or departures of key management or scientific personnel;
•significant developments with third-party products or product development programs perceived as competitive to ours, such as results of clinical trials, unanticipated serious safety concerns, suspension or discontinuation of a program, significant communications or decisions from the FDA or other regulatory authorities, introduction of new product candidates or new uses for existing products, commercial launch and product sales;
•significant business disruptions, including as a result of cybersecurity incidents, geopolitical events, including military conflicts, war, terrorism or economic conflicts, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies such as the COVID-19 pandemic;

•events or conditions that affect the financial markets or U.S. or global economy in general, including geopolitical conflicts, potential or actual failure of the U.S. government to raise the federal debt ceiling, economic slowdown or recession, increased inflation, and rising interest rates;
•regulatory or legal developments in the United States and other countries;
•changes in the structure of health care payment systems;
•developments or trends in the biopharmaceutical or women's health care industries;
•period to period fluctuations in our financial results;
•recommendations or reports issued by securities research analysts;
•increased selling by our stockholders, as well as the overall trading volume of our common stock; and
•the other factors described in this “Risk Factors” section.
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
Our common stock is listed on the Nasdaq Capital Market. To maintain our listing we are required to satisfy continued listing requirements, including the requirements commonly referred to as the minimum bid price rule and with either the stockholders’ equity rule or the market value of listed securities rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share, and the stockholders’ equity rule requires that our stockholders' equity be at least $2.5 million, or, alternatively, that the market value of our listed securities be at least $35 million or that we have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. There can be no assurance we will continue to satisfy applicable continued listing requirements. For example, beginning in December 2022 until late January 2023, we were not in compliance with the minimum bid price rule, and in 2018 and 2019, we were not in compliance with the minimum bid price rule and the stockholders' equity rule. We subsequently regained compliance in each instance, but there can be no assurance that we will continue to satisfy these or other continued listing standards and maintain the listing of our common stock with Nasdaq.
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
We have used at-the-market, or ATM, offerings to fund a significant portion of our operations in recent years, and we may continue to use ATM offerings to raise additional capital in the future. For example, in 2021, we sold an aggregate of approximately 41.1 million shares of our common stock in ATM offerings. We sold substantially fewer shares in ATM offerings in 2022, however, we may sell significant amounts of shares in ATM offerings again in the future. While sales of shares of our common stock in ATM offerings may enable us to raise capital at a lower cost compared with other types of equity financing transactions; such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
The exercise of our outstanding options as well as the issuance of shares pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
As of December 31, 2022, we had outstanding options to purchase up to approximately 6.6 million shares of our common stock at a weighted average exercise price of $1.60 per share and approximately 9.6 million shares of our common stock remained available for future issuance under our stock incentive plan. The exercise of a significant portion of our outstanding options and the issuance of shares of our common stock pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
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
Provisions in our Restated Certificate of Incorporation, as amended, our Third Amended and Restated By-Laws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions might frustrate or prevent any attempts by our stockholders to replace or remove the current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
•authorize the board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board; and
•require the approval of the holders of at least 75% of the votes that all stockholders would be entitled to cast in any annual election of directors or class of directors to amend or repeal our by-laws or certain provisions of our charter.
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
Our Third Amended and Restated By-Laws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders; provided that, the exclusive forum provision will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. If any action that is required under our by-laws to be brought against us in Delaware is filed by a stockholder in a court other than a court located within Delaware, the stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within Delaware in connection with any action brought in any such court to enforce our Delaware forum selection provision and (ii) having service of process made upon the stockholder in any such enforcement action by service upon that stockholder's counsel, as agent for the stockholder. In addition, our by-laws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and to have consented to these provisions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease real property to support our business. We believe that the real property we lease is in good operating condition, meets our current needs and that we will be able to renew our lease when needed on acceptable terms or find alternative facilities. See Note 11 "Leased Properties" to the accompanying consolidated financial statements for more information about our real property leases.
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
Holders of Common Stock
As of March 29, 2023, we had approximately 35 stockholders of record.
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
ITEM 6. [RESERVED.]
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
Business Overview
We are a biopharmaceutical company committed to advancing innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options, and improve outcomes, primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid to late-stage clinical development or regulatory approval, and to establish and leverage strategic collaborations to achieve commercialization. We and our wholly owned subsidiaries operate in one business segment.
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon. We anticipate the first commercial sale of XACIATO in the U.S. in the first half of 2023.
Our product pipeline includes diverse programs that target unmet needs in women's health in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility, and aim to expand treatment options, enhance outcomes and improve ease of use for women. We are primarily focused on progressing the development of our existing portfolio of product candidates. However, we are also exploring opportunities to expand our portfolio by leveraging assets to which we hold rights or obtaining rights to new assets, with continued focus solely on women's health.
Our current portfolio includes three product candidates in advanced clinical development:
•Ovaprene®, a hormone-free, monthly contraceptive;
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the vulva and vagina for the treatment of female sexual arousal disorder; and
•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring, for the treatment of menopausal symptoms, including vasomotor symptoms, as part of hormone therapy following menopause;
Our portfolio also includes six product candidates in Phase 1 or Phase 1/2 clinical development or that we believe are Phase 1-ready:
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed to treat moderate to severe vulvar vaginal atrophy in women with or at risk for hormone-receptor positive (HR+) breast cancer;
•DARE-PDM1, a proprietary hydrogel formulation of diclofenac, a nonsteroidal anti-inflammatory drug, for vaginal administration as a treatment for primary dysmenorrhea;
•DARE-204 and DARE-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for broader luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-PTB1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth.
In addition, our portfolio includes four pre-clinical stage product candidates:
•DARE-LARC1, a contraceptive implant delivering levonorgestrel with a woman-centered design that has the potential to be a long-acting, yet convenient and user-controlled contraceptive option;
•DARE-GML, an intravaginally-delivered potential multi-target antimicrobial agent formulated with glycerol monolaurate (GML), which has shown broad antimicrobial activity, killing bacteria and viruses;
•DARE-LBT, a novel hydrogel formulation for vaginal delivery of live biotherapeutics to support vaginal health; and
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel.
The product candidates we are developing will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed or sold. See ITEM 1. "BUSINESS," in Part I of this report for additional information regarding our product and product candidates.
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. In 2023, we expect to focus our resources on advancement of Ovaprene, Sildenafil Cream, 3.6%, DARE-HRT1 and our other product candidates that have reached the human clinical study development phase. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 program for the next several years, but we also expect such expenses will be supported by non-dilutive funding provided under a grant agreement we entered into in June 2021.
The process of developing and obtaining regulatory approvals for prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success. As discussed below, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. To the extent we receive regulatory approvals, such as the FDA’s approval of XACIATO, the commercialization of any product and compliance with subsequently applicable laws and regulations requires the expenditure of further substantial financial resources without any guarantee of commercial success. The amount of post-approval financial resources required for commercialization and the potential revenue we may receive from sales of any product will vary significantly depending on many factors, including whether, and the extent to which, we establish our own sales and marketing capabilities and/or enter into and maintain commercial collaborations with third parties with established commercialization infrastructure. We are also subject to a number of other risks common to biopharmaceutical companies, including, but not limited to, dependence on key employees, reliance on third-party collaborators and service providers, being able to develop commercially viable products in a timely and cost-effective manner, dependence on intellectual property we own or in-license and the need to protect that intellectual property and maintain those license agreements, uncertainty of market acceptance of products, uncertainty of third-party payor coverage, pricing and reimbursement for products, rapid technology change, intense competition, compliance with government regulations, product liability, and exposure to cybersecurity threats and incidents.
The COVID-19 pandemic remains an evolving and uncertain risk to our business, operating results, financial condition and stock price. To date, we believe the pandemic contributed to a slower than expected initial pace of enrollment in our exploratory Phase 2b clinical study of Sildenafil Cream, 3.6% and delays in commencement of clinical studies and nonclinical testing for more than one of our earlier stage clinical programs, but it has not had a material adverse effect on our business as a whole. Future impacts may include delay or disruption of our clinical trials, including as a result of potential constraints or disruptions in the supply chains for our product candidates. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, healthcare systems, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on our business. See the risk factor in Part I, Item 1A of this report titled, Business interruptions resulting from the COVID-19 pandemic or future public health crises, natural disasters or telecommunication and electrical failures may materially and adversely affect our business, operating results and financial condition.

Recent Events
Termination of 2021 ATM Sales Agreements
In April and October 2021, we entered into common stock sales agreements with SVB Securities LLC relating to the offering and sale of shares of our common stock from time to time in ATM offerings through SVB Securities, acting as sales agent. In March 2023, we provided notice to SVB Securities to terminate both agreements, and the agreements terminated on March 30, 2023. We are exploring entering into a new sales agreement for an ATM offering, but there can be no assurance that we will establish a new ATM facility.
Initiation of Phase 1 Study of DARE-PDM1
As discussed in ITEM 1. "BUSINESS," in Part I of this report, in February 2023, we announced the start of a Phase 1 study of DARE-PDM1 which is being conducted by our wholly owned subsidiary in Australia.
Positive Topline Data from DARE-HRT1 Phase 1/2 Clinical Study
As discussed in ITEM 1. "BUSINESS," in Part I of this report, in January 2023, we announced topline data from our Phase 1/2 clinical study of DARE-HRT1, as well as plans to progress DARE-HRT1 directly into a Phase 3 clinical study to support an NDA for DARE-HRT1 for the treatment of moderate to severe vasomotor symptoms due to menopause.
Receipt of Payment Under 2021 DARE-LARC1 Grant Agreement
In December 2022, we received a grant payment of approximately $4.4 million under our June 2021 grant agreement with the Bill & Melinda Gates Foundation, or the Foundation. We are eligible to receive up to approximately $49.0 million in the aggregate of non-dilutive funding under this agreement. As of the date of this report, we have received payments totaling approximately $23.9 million under the agreement. Future grant payments are contingent upon the DARE-LARC1 program's achievement of development and reporting milestones specified in the agreement.
Receipt of Grant to Develop Novel Hydrogel Formulation for Vaginal Delivery of Live Biotherapeutics to Support Vaginal Health
In November 2022, we entered into a grant agreement with the Foundation for approximately $585,000 to support activities related to development of a vaginal thermosetting gel formulation for the delivery of live biotherapeutics that can be reconstituted at the point of care. We received payment of the full amount of the grant, and DARE-LBT program activities are being funded by this grant.
Positive Topline Data from DARE-VVA1 Phase 1/2 Clinical Study
As discussed in ITEM 1. "BUSINESS," in Part I of this report, in November 2022, we announced topline data from our Phase 1/2 clinical study of DARE-VVA1.
Subject Screening Completed for Exploratory Phase 2b RESPOND Study of Sildenafil Cream, 3.6%
As discussed in ITEM 1. "BUSINESS," in Part I of this report, in November 2022, we announced that subject screening for the exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% was complete and that topline data are targeted for the second quarter of 2023.
Ovaprene IDE Application Approval for Phase 3 Clinical Study
As discussed in ITEM 1. "BUSINESS," in Part I of this report, in October 2022, we announced that the FDA approved our Investigational Device Exemption (IDE) application for a single arm, open-label pivotal contraceptive efficacy study of Ovaprene.
Financial Overview
Revenue
To date we have generated $10.0 million in revenue, all of which represents the upfront payment under our license agreement with Organon to commercialize XACIATO, which is recognized as license fee revenue. In the future, we may generate revenue from royalties and commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, research and development payments in connection with strategic collaborations. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If the commercialization of XACIATO is not successful or we fail to complete the development of our product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
We recognize the Australian Research and Development Tax Incentive Program, or the Tax Incentive, as a reduction of research and development expense. The amounts are determined based on our eligible research and development expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.
In 2022, our research and development expenses consisted primarily of costs associated with the continued development of Ovaprene and Sildenafil Cream 3.6%. We expect research and development expenses to increase in the future as we continue to invest in the development of and seek regulatory approval for our clinical-stage and Phase 1-ready product candidates and as any other potential product candidates we may develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.
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
License Fee Expenses
License fee expenses consist of up-front license fees and annual license fees due under our in-licensing arrangements.
General and Administrative Expenses
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that we prepared in accordance with accounting principles generally accepted in the United States. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant account policies are described in more detail in Note 2 to our consolidated financial statements included herein, we believe that the following accounting policies are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Revenue Recognition
Under Accounting Standards Codification Topic 606, or ASC 606, we recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligations. At contract inception, we assess the goods or services agreed upon within each contract, assess whether each good or service is distinct, and determines those that are performance obligations. We then recognizes as revenue the amount of the transaction price allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, we develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
Collaboration Revenues. We enter into collaboration and licensing agreements under which we out-license certain rights to our products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to us: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products. To date, we have not recognized any collaboration revenues.
License Fee Revenue. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. To date, we have recognized $10.0 million in license fee revenue, all of which represents the upfront payment due under our license agreement for XACIATO.
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. We evaluate whether we are the principal or agent in the arrangement based on the degree we control the specified product at any time before transfer to the customer. If we are in the capacity of a principal, revenues are recognized on a gross basis. If we are in the capacity of an agent, revenues are recognized on a net basis. To date, we have not recognized any revenue associated with product supply arrangements.

Milestones. At the inception of each arrangement in which we are a licensor and that includes developmental, regulatory or commercial milestones, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments not within our control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. To date, we have not recognized any milestone revenue.
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
Stock options or stock awards with performance conditions issued to non-employees who are not directors are measured on the grant date and recognized when the performance is complete. Refer to Note 10 to our consolidated financial statements included in this report for more information.
Grant Funding
We receive certain research and development funding under grants issued by the U.S. government and a not-for-profit foundation. In accordance with a policy we adopted in 2018, we recognize grant funding in the statements of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in our consolidated balance sheets. For the years ended December 31, 2022 and December 31, 2021, there were no material adjustments to our prior period estimates of grant funded research and development expenses. Refer to Note 13 to our consolidated financial statements included in this report for more information.
Clinical Trial Expense Accruals
We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.
We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2022 and December 31, 2021 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Results of Operations
Comparison of the Years ended December 31, 2022 and 2021
The following table summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021, and the change in the applicable category in terms of dollars and percentage:

	Years Ended December 31,		Change
	2022	2021	$	%
Revenue
License fee revenue	$10,000,000	$—	$10,000,000	100%
Total revenue	10,000,000	—	10,000,000	100%
Operating expenses
General and administrative	$11,243,271	$8,350,945	$2,892,326	35%
Research and development	30,042,217	30,617,567	(575,350)	(2)%
License fee expenses	100,000	100,000	—	—%
Total operating expenses	41,385,488	39,068,512	2,316,976	6%
Loss from operations	(31,385,488)	(39,068,512)	7,683,024	20%
Other income	437,750	2,520	435,230	17271%
Gain on extinguishment of note payable	—	369,887	(369,887)	(100)%
Net loss	$(30,947,738)	$(38,696,105)	$7,748,367	(20)%
Revenues
License fee revenue for the year ended December 31, 2022 relates to our license agreement with Organon to commercialize XACIATO. We earned $10.0 million in revenue related to the transfer of the license and related know-how to Organon upon effectiveness of the agreement on June 30, 2022.
We did not recognize any revenue for the year ended December 31, 2021.
General and administrative expenses
The increase of approximately $2.9 million in general and administrative expenses from 2021 to 2022 was primarily attributable to increases in (i) professional services expenses of approximately $1.5 million, (ii) stock-based compensation expense of approximately $406,000, (iii) personnel costs of approximately $363,000, (iv) general corporate overhead expenses of approximately $307,000, and (v) expenses related to commercial-readiness activities for XACIATO of approximately $294,000.
Research and development expenses
The decrease of approximately $575,000 in research and development expenses from 2021 to 2022 was primarily attributable to decreases in (i) costs related to development activities for XACIATO of approximately $4.1 million, (ii) costs related to manufacturing and regulatory affairs activities for Ovaprene of approximately $1.7 million, and (iii) costs related to development activities for our preclinical programs and other development expenses of approximately $1.3 million. Such decreases were partially offset by increases in (a) costs related to development activities for Sildenafil Cream, 3.6% of approximately $4.0 million, (b) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.3 million, (c) personnel costs of approximately $892,000, (d) rent and facilities expenses of $170,000 attributable to the allocation of a portion of rent and facilities expense included in general and administrative in 2021 to research and development in 2022, and (e) stock-based compensation expense of approximately $152,000.
License fee expenses
For each of the years ended December 31, 2022 and December 31, 2021 we accrued or paid $100,000 of the annual license maintenance fee payable under our license agreement related to DARE-HRT1.
See Note 3 "Strategic Agreements— Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements for more information about our license agreements.

Other income and gain on extinguishment of note payable
The increase of $435,230 in other income from 2021 to 2022 was primarily due to an increase in interest earned on cash balances in 2022.
The $369,887 recorded as a gain on extinguishment of note payable and debt forgiveness income represents the forgiveness of all the principal and accrued interest of the loan we obtained under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration, which forgiveness occurred during the first quarter of 2021.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At December 31, 2022, our accumulated deficit was approximately $141.1 million, our cash and cash equivalents were approximately $34.7 million, our deferred grant funding liabilities under our grant agreements related to DARE-LARC1 and DARE-LBT were approximately $17.7 million and $573,000, respectively (representing grant funds received that may be applied solely toward direct costs and a portion of indirect costs for the development of those programs and which are included in cash and cash equivalents), and our working capital was approximately $11.4 million. We incurred a loss of operations of approximately $30.9 million and had negative cash flow from operations of approximately $18.1 million for the year ended December 31, 2022.
We expect to incur significant losses from operations and negative cash flows from operations for the foreseeable future as we continue to develop and seek to bring to market our existing product candidates and as we seek to potentially acquire, license and develop additional product candidates. We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments to third-party licensors upon the occurrence of commercial milestones for XACIATO and development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish.
Based on current development plans for our product candidates, we anticipate both our general and administrative and research and development expenses to increase in 2023 compared to 2022 as we continue to focus on the advancement of Ovaprene, Sildenafil Cream, 3.6%, DARE-HRT1 and our other product candidates that have reached the human clinical study development phase. If the first commercial sale of XACIATO in the U.S. occurs in the first half of 2023 as expected, we will receive a $2.5 million milestone payment and we will be eligible to receive royalty payments at rates in the low double-digits based on annual net sales of XACIATO. After taking into account our royalty payment obligations under our in-license agreement for XACIATO, we do not expect royalty payments received during 2023 to materially affect our cash resources or requirements. Our general and administrative expenses for 2023 are expected to increase primarily due to increased personnel costs and other general corporate overhead, and are expected to include costs related to commercial-readiness activities and obtaining commercial supply of XACIATO from our contract manufacturer. Under the terms of our license agreement with Organon, Organon will purchase XACIATO from us at a price equal to our manufacturing costs plus a single digit percentage markup. As a result, we do not anticipate our costs for providing XACIATO to Organon will have a material impact on our cash resources and requirements. Following commercial launch of XACIATO, we expect our general and administrative expenses will include payments by us under our in-license agreement for XACIATO, including a $500,000 milestone payment upon first commercial sale of XACIATO in the U.S. and royalty payments at rates in the high single-digit to low double-digits based on annual net sales of XACIATO. The amount of our research and development expenses for 2023 is difficult to predict with certainty and will depend on the pace and extent of our research and development activities. Factors that impact the pace and extent of our research and development activities and, therefore our research and development spend include, without limitation, our cash resources, reprioritization of development programs and activities, the scope, timing of commencement, and rate of progress of our clinical trials and preclinical studies, the cost and timing of manufacture and receipt of clinical supplies, timing of regulatory approval of a clinical study or alignment on study design, the results of our clinical trials and preclinical studies, and the extent to which we establish strategic collaborations or other arrangements and the terms of such arrangements.
Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying financial statements. The amount and timing of our capital needs have and will continue to depend highly on many factors, including the pace at which our clinical development programs proceed and the expenses associated therewith. The majority of our operating expenses during a fiscal year are research and development expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. We can control the timing of when we incur a majority of those expenses. During the first half of 2023, our research and development expenses will be primarily associated with the anticipated completion of our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, manufacturing activities in preparation for the commencement of our pivotal Phase 3 clinical study of Ovaprene, and variable expenses for our other programs, the timing of when we incur such expenses we can control. We closely monitor our cash resources and, if all of our clinical development programs proceed on currently anticipated timelines, we will need additional capital by the middle of this year to fund operations and the continued development of all such programs on such timelines. We are in ongoing discussions with multiple potential third-party sources of additional capital and we believe that we will be able to obtain sufficient capital when needed in a manner that will not materially impact the development of our product candidates. However, many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that we will receive additional capital as and when needed.
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of our common stock. We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity, including sales of our common stock in ATM offerings, debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, rising interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, failure of the U.S. government to raise the federal debt ceiling, impacts of the war in Ukraine, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding.
In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we raise capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, we may be required to relinquish some or all of our rights to potential revenue or to intellectual property rights for our product candidates on terms that are not favorable to us. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See ITEM 1A. "RISK FACTORS—Risks Related to Our Financial Position and Capital Needs —We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all,” above.
We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. As discussed above, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(18,088,429)	$(28,764,037)
Net cash used in investing activities	(63,069)	(14,524)
Net cash provided by financing activities	1,343,354	75,846,766
Effect of exchange rate changes on cash and cash equivalents	(196,338)	(63,585)
Net increase (decrease) in cash	$(17,004,482)	$47,004,620
Net cash used in operating activities
Cash used in operating activities during the year ended December 31, 2022 included the net loss of $30.9 million, decreased by non-cash stock-based compensation expense of approximately $2.2 million. Components providing operating cash were an increase in accrued expenses of approximately $7.8 million, and an increase in deferred grant funding of approximately $7.8 million. Components reducing operating cash were an increase in prepaid expenses of approximately $4.2 million, an increase in other receivables of approximately $558,000, and a decrease in accounts payable of approximately $75,000.
Cash used in operating activities during the year ended December 31, 2021 included the net loss of $38.7 million, decreased by non-cash stock-based compensation expense of approximately $1.6 million, and increased by the non-cash gain on extinguishment of the note payable and accrued interest of approximately $370,000. Components providing operating cash were an increase in deferred grant funding of approximately $9.0 million, and an increase in accounts payable of approximately $1.1 million. Components reducing operating cash were an increase in other receivables of approximately $685,000, an increase in prepaid expenses of approximately $622,000, and a decrease in accrued expenses of approximately $46,000.
Net cash used in investing activities
Cash used in investing activities during the years ended December 31, 2022 and December 31, 2021 was related to purchases of property and equipment of approximately $63,000 and $15,000, respectively.
Net cash provided by financing activities
Net cash provided by financing activities during the years ended December 31, 2022 and December 31, 2021 was approximately $1.3 million and $75.8 million, respectively, consisting primarily of net proceeds from sales of our common stock under our ATM sales agreements, and in 2021, our equity line.
License and Royalty Agreements
We agreed to make royalty and milestone payments under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream, 3.6%, and under other agreements related to our other clinical and preclinical candidates. During 2023, based on our current expectations regarding the development of our product candidates and sales of XACIATO, we expect to pay approximately $4.1 million in royalty and milestone payments under the license and development agreements. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements for more information about our license agreements.
Other Contractual Obligations
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
Based on an evaluation, performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2022 at the reasonable assurance level.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company's 2023 Proxy Statement and is incorporated in this report by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2023 Proxy Statement and is incorporated in this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2023 Proxy Statement and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2023 Proxy Statement and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the Company's 2023 Proxy Statement and is incorporated in this report by reference.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
PLANS OF ACQUISITION
2.1§ Δ	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Daré Bioscience, Inc., Daré Merger Sub, Inc., Pear Tree Pharmaceuticals, Inc., and Fred Mermelstein and Stephen C. Rocamboli, as Holders' Representatives	10-Q	001-36395	8/13/2018	10.10

2.2+	Agreement and Plan of Merger, dated November 10, 2019, Dare Bioscience, Inc., MC Merger Sub, Inc., Microchips Biotech, Inc., and Shareholder Representative Services LLC, as the stockholders' representative	8-K	001-36395	11/12/2019	2.1
ARTICLES OF INCORPORATION AND BYLAWS
3.1	Restated Certificate of Incorporation, as amended to date	10-Q	001-36395	08/09/2022	3.1

3.2	Third Amended and Restated By-Laws (as amended through January 24, 2023)	8-K	001-36395	1/27/2023	3.1
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.1	Specimen stock certificate evidencing the shares of common stock	10-K	001-36395	03/28/2018	4.1

4.2	Warrant Agreement to purchase shares of common stock of the registrant with Aquilo Partners, L.P., entered into as of October 16, 2016.	10-K	001-36395	03/31/2022	4.2

4.3(a)	Form of Warrant to Purchase Shares of Common Stock (February 2018 Underwritten Offering)	8-K	001-36395	02/13/2018	4.1

4.3(b)	Form of Amendment to Warrant to Purchase Common Stock entered into as of June 27, 2018	10-Q	001-36395-181175221	11/13/2018	4.1

4.4	Description of securities of the registrant	10-K	001-36395	03/27/2020	4.6
COMMERCIAL AGREEMENTS
10.1+	Exclusive License Agreement dated March 31, 2022 between Organon International GmbH and Dare Bioscience, Inc., effective as of June 30, 2022	10-Q	001-36395	05/12/2022	10.1

10.2+	Consent, Waiver and Stand-By License Agreement, dated March 30, 2022, by and among TriLogic Pharma, LLC, and MilanaPharm LLC, Dare Bioscience, Inc., and Organon International GmbH.	10-Q	001-36395	05/12/2022	10.2

10.3Δ	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC	10-K/A	001-36395	04/30/2018	10.1

10.4Δ	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc.	10-Q	001-36395	11/13/2017	10.1

10.5Δ	Exclusive License Agreement made as April 24, 2018 by and between Catalent JNP, Inc. (fka Juniper Pharmaceuticals, Inc.), and Daré Bioscience, Inc.	10-Q	001-36395	8/13/2018	10.1

10.6(a)Δ	Amended and Restated Exclusive License Agreement for Atrophic Vaginitis Technology, effective as of July 14, 2006, dated August 15, 2007, by and between Fred Mermelstein, Ph.D., and Janet Chollet, M.D., and Pear Tree Women’s Health Care, Inc.	10-Q	001-36395	8/13/2018	10.5

10.6(b)Δ	Amendment No. 1 to the Amended and Restated Exclusive License Agreement, dated as of October 10, 2007, by and among Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Pharmaceuticals, Inc.	10-Q	001-36395	8/13/2018	10.6

10.6(c)Δ	Amendment No. 2 to the Amended and Restated Exclusive License Agreement, dated as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.7

10.6(d)+
Amendment No. 3 to the Amended and Restated Exclusive License Agreement, effective as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus
						X

10.6(e)Δ	Exclusive License Agreement, dated as of February 13, 2017, by and between GYN Holdings, Inc., a wholly owned subsidiary of Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.8

10.6(f)Δ	Exclusive License Agreement, effective as of September 15, 2017, by and between Fred Mermelstein, Ph.D., Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc., and Stephen C. Rocamboli	10-Q	001-36395	8/13/2018	10.9

10.7(a)Δ	Assignment Agreement by and between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc. effective as of December 5, 2018	10-K	001-36395	04/01/2019	10.10(a)

10.7(b)Δ	First Amendment to the License Agreement effective as of December 5, 2018 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	04/01/2019	10.10(b)

10.7(c)	Amendment No. 1 to Assignment Agreement entered into as of December 4, 2019 between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc.	10-K	001-36395	03/27/2020	10.10(c)

10.7(d)	Amendment No. 2 to the License Agreement entered into as of December 3, 2019 between Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	03/27/2020	10.10(d)

10.7(e)	Amendment to License Agreement effective as of September 21, 2021 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-Q	001-36395	11/10/2021	10.1

10.8+	License Agreement dated as of January 10, 2020 between Bayer HealthCare LLC and Daré Bioscience, Inc.	10-K	001-36395	03/27/2020	10.16

10.9+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of June 30, 2021	10-Q	001-36395	08/12/2021	10.1

10.10+	Cooperative Research and Development Agreement entered into as of July 8, 2021 between Daré Bioscience, Inc. and the Eunice Kennedy Shriver National Institutes of Child Health and Human Development Institute	10-Q	001-36395	11/10/2021	10.2
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.11(a)*	Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	8-K	001-36395-18949535	7/12/2018	10.1

10.11(b)*	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.3

10.11(c)*	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.4

10.12*	2014 Employee Stock Purchase Plan	S-1/A	333-194442	3/31/2014	10.26
10.13(a)*	Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(a)

10.13(b)*	Form of Incentive Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(b)

10.13(c)*	For of Nonstatutory Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.2(c)

10.14(a)*	2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.1

10.14(b)	Form of Incentive Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.2

10.14(c)*	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan	S-1	333-194442	03/10/2014	10.3

10.14(d)	Stock Option Agreement and Contingent Consideration Award Agreement, dated March 31, 2013, between Cerulean Pharma, Inc. and Alan Crane	S-1	333-194442	03/10/2014	10.24

10.14(e)	Amendment to the Stock Option Agreement and Termination of Contingent Consideration Award dated September 16, 2014, by and between Cerulean Pharma, Inc. and Alan Crane	10-Q	001-36395	11/13/2014	10.4

10.15*	Daré Bioscience, Inc. Performance Bonus Plan	10-Q	001-36395	11/12/2019	10.1

10.16	Form of indemnification agreement between the registrant and each of its executive officers and directors	S-1	333-194442	03/10/2014	10.16

10.17*	Amended and Restated Non-Employee Director Compensation Policy (as amended through January 2022)	10-Q	001-36395	5/12/2022	10.3

10.18(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1

10.18(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.13(b)

10.19(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.2

10.19(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.14(b)

10.20*	Daré Bioscience, Inc. Employment Offer Letter to John Fair, dated April 24, 2018	S-1	333-251599	01/05/2021	10.19

10.21*	Daré Bioscience, Inc. Change in Control Policy (effective October 15, 2019)	S-1	333-251599	01/05/2021	10.20
OTHER EXHIBITS
21.1	Subsidiaries of the registrant					X

23.1	Consent of Mayer Hoffman McCann P.C.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

§	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.
Δ	Confidential treatment has been requested or granted to certain confidential information contained in this exhibit.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daré Bioscience, Inc.
	By:	/s/ SABRINA MARTUCCI JOHNSON
Date: March 30, 2023		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SABRINA MARTUCCI JOHNSON	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2023
Sabrina Martucci Johnson

/s/ LISA WALTERS-HOFFERT	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Lisa Walters-Hoffert

/s/ WILLIAM H. RASTETTER	Chairman of the Board and Director	March 30, 2023
William H. Rastetter, Ph.D.

/s/ CHERYL R. BLANCHARD	Director	March 30, 2023
Cheryl R. Blanchard, Ph.D.

/s/ JESSICA D. GROSSMAN	Director	March 30, 2023
Jessica D. Grossman, M.D.

/s/ SUSAN L. KELLEY	Director	March 30, 2023
Susan L. Kelley, M.D.

/s/ GREGORY W. MATZ	Director	March 30, 2023
Gregory W. Matz, CPA

/s/ SOPHIA ONONYE-ONYIA	Director	March 30, 2023
Sophia Ononye-Onyia, Ph.D.

/s/ ROBIN STEELE	Director	March 30, 2023
Robin Steele, J.D., L.L.M.

DARÉ BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Daré Bioscience, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Daré Bioscience, Inc. and Subsidiaries (“Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
The Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had recurring losses from operations, negative cash flow from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
We have served as the Company's auditor since 2017.
/s/ Mayer Hoffman McCann P.C.
March 30, 2023
San Diego, California

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$34,669,605	$51,674,087
Other receivables	1,703,160	1,145,317
Prepaid expenses	6,665,988	2,476,612
Total current assets	43,038,753	55,296,016
Property and equipment, net	64,908	26,041
Other non-current assets	722,722	485,120
Total assets	$43,826,383	$55,807,177
Liabilities and stockholders’ equity
Current Liabilities
Accounts payable	$2,027,953	$2,103,083
Accrued expenses	10,894,016	3,136,244
Deferred grant funding	18,303,567	10,542,983
Current portion of lease liabilities	398,391	270,546
Total current liabilities	31,623,927	16,052,856
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	90,346	—
Total liabilities	32,714,273	17,052,856
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock: $0.0001 par value, 240,000,000 and 120,000,000 shares authorized, 84,825,481 and 83,944,119 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8,482	8,394
Accumulated other comprehensive loss	(351,311)	(154,973)
Additional paid-in capital	152,529,579	149,027,802
Accumulated deficit	(141,074,640)	(110,126,902)
Total stockholders' equity	11,112,110	38,754,321
Total liabilities and stockholders' equity	$43,826,383	$55,807,177
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2022	2021
Revenue
License fee revenue	$10,000,000	$—
Total revenue	10,000,000	—
Operating expenses
General and administrative	11,243,271	8,350,945
Research and development	30,042,217	30,617,567
License fee expense	100,000	100,000
Total operating expenses	41,385,488	39,068,512
Loss from operations	(31,385,488)	(39,068,512)
Other income	437,750	2,520
Gain on extinguishment of note payable	—	369,887
Net loss	$(30,947,738)	$(38,696,105)
Net loss to common shareholders	$(30,947,738)	$(38,696,105)
Foreign currency translation adjustments	(196,338)	(63,585)
Comprehensive loss	$(31,144,076)	$(38,759,690)
Loss per common share - basic and diluted	$(0.37)	$(0.63)
Weighted average number of common shares outstanding:
Basic and diluted	84,571,805	61,154,157
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2020	41,596,253	$4,159	$70,366,293	$(91,388)	$(71,430,797)	$(1,151,733)
Stock-based compensation	—	—	1,599,692	—	—	1,599,692
Issuance of common stock, net of issuance costs	41,094,657	4,109	75,309,982	—	—	75,314,091
Issuance of common stock from the exercise of warrants	520,985	52	500,094	—	—	500,146
Stock options exercised	35,500	4	32,525	—	—	32,529
Issuance of common stock in connection with milestone payment	696,724	70	1,219,216	—	—	1,219,286
Net loss	—	—	—	—	(38,696,105)	(38,696,105)
Foreign currency translation adjustments	—	—	—	(63,585)	—	(63,585)
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	2,158,511	—	—	2,158,511
Issuance of common stock, net of issuance costs	751,040	75	1,218,675	—	—	1,218,750
Stock options exercised	130,322	13	124,591	—	—	124,604
Net loss	—	—	—	—	(30,947,738)	(30,947,738)
Foreign currency translation adjustments	—	—	—	(196,338)	—	(196,338)
Balance at December 31, 2022	84,825,481	$8,482	$152,529,579	$(351,311)	$(141,074,640)	$11,112,110
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(30,947,738)	$(38,696,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,202	26,413
Stock-based compensation	2,158,511	1,599,692
Non-cash operating lease cost	23,415	(96,132)
Gain on early termination of lease	(46,477)	—
Non-cash loss on settlement of contingent liability	—	44,286
Gain on extinguishment of note payable and accrued interest	—	(369,887)
Changes in operating assets and liabilities:
Other receivables	(557,842)	(685,149)
Prepaid expenses	(4,189,376)	(622,336)
Other non-current assets	3,650	20,873
Accounts payable	(75,132)	1,081,749
Accrued expenses	7,757,774	(45,871)
Deferred grant funding	7,760,584	8,978,430
Net cash used in operating activities	(18,088,429)	(28,764,037)
Cash flows from investing activities
Purchases of property and equipment	(63,069)	(14,524)
Net cash used in investing activities	(63,069)	(14,524)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,218,750	75,314,091
Proceeds from the exercise of common stock warrants	—	500,146
Proceeds from the exercise of stock options	124,604	32,529
Net cash provided by financing activities	1,343,354	75,846,766
Effect of exchange rate changes on cash and cash equivalents	(196,338)	(63,585)
Net change in cash and cash equivalents	(17,004,482)	47,004,620
Cash and cash equivalents, beginning of year	51,674,087	4,669,467
Cash and cash equivalents, end of year	$34,669,605	$51,674,087

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$585,942	$308,533
Settlement of contingent closing consideration liability with stock issuance in connection with acquisition of business	$—	$925,000
Milestone payment paid in common stock	$—	$250,000
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
The Company began assembling its diverse portfolio in 2017 through acquisitions, exclusive in-licenses and other collaborations. The Company's programs target unmet needs in women's health in the areas of contraception, vaginal health, reproductive health, menopause, sexual health, and fertility, and aim to expand treatment options, enhance outcomes and improve ease of use for women.
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
At December 31, 2022, the Company had an accumulated deficit of approximately $141.1 million, cash and cash equivalents of approximately $34.7 million, a deferred grant funding liability of $18.3 million (representing grant funds received that may be applied solely toward direct costs and a portion of indirect costs for the development of DARE-LARC1 and DARE-LBT and which are included in cash and cash equivalents), and working capital of approximately $11.4 million. For the year ended December 31, 2022, the Company incurred a net loss of $30.9 million and had negative cash flow from operations of approximately $18.1 million.
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

There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its consolidated financial statements, and stockholders may lose all or part of their investment in the Company's common stock. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Grant Funding
The Company receives certain research and development funding through grants issued by a division of the National Institutes of Health and the Bill & Melinda Gates Foundation, or the Foundation. Under the Foundation grant, which the Company considers to be a research and development contract under FASB Accounting Standards Codification, or ASC, Topic 730 Research and Development, the Company granted the Foundation a Humanitarian License which gives the Foundation the right to make the funded developments accessible at an affordable price to people within developing countries. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to International Accounting Standards 20, Accounting for Grants and Disclosure of Government Assistance, or IAS 20. Under IAS 20, the Company recognizes grant funding in the statements of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. The Company adopted this policy in 2018. For the years ended December 31, 2022 and December 31, 2021, the Company recognized approximately $5.6 million and $2.5 million, respectively, in the statements of operations as a reduction to research and development expense. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in the Company's consolidated balance sheets.
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

Cash and Cash Equivalents
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s wholly owned subsidiary, Dare MB Inc., has a $35,000 letter of credit related to the lease of real property that serves as security for future default of lease payments. The letter of credit is collateralized by cash which is unavailable for withdrawal or for usage for general obligations and is included in cash and cash equivalents on the Company's consolidated balance sheets.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of December 31, 2022 and December 31, 2021. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of December 31, 2022.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2022
Current assets:
Cash equivalents (1)	$33,238,658	$—	$—	$33,238,658
Balance at December 31, 2021
Current assets:
Cash equivalents (1)	$49,666,064	$—	$—	$49,666,064
(1) Represents cash held in money market funds.

The following table presents a reconciliation of contingent consideration, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$—	$1,000,000
Satisfaction of contingent consideration (1)	—	(1,000,000)
Balance at end of period	$—	$—
(1) In June 2021, the contingent consideration payable by the Company related to an acquisition completed in November 2019 became due. In September 2021, the Company issued approximately 700,000 shares of its common stock in satisfaction of the milestone payments associated with milestones achieved, as described in Note 3.

Revenue Recognition
Under Accounting Standards Codification Topic 606, or ASC 606, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract, assesses whether each good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
License Fee Revenue. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has recognized $10.0 million in license fee revenue, all of which represents the upfront payment due under its license agreement for XACIATO.
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
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of December 31, 2022, neither of the foregoing had occurred. The $1.0 million payment is recorded as deferred license revenue in the Company's consolidated balance sheets at December 31, 2022 and December 31, 2021.
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
Australian Research and Development Tax Incentive Program
The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to receive a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to IAS 20. Under IAS 20, the Company recognizes the Tax Incentive as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as other current assets on its consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company recognized approximately $1.6 million and approximately $0.8 million, respectively, as a reduction to research and development expense for expenses incurred that it believes are eligible for the Tax Incentive. At December 31, 2022, the Company recorded a receivable for the estimated Tax Incentive of approximately $1.6 million in other current assets on the accompanying consolidated balance sheets.
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
Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the consolidated statements of operations.
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
There were stock options exercisable into 6,612,554 and 4,717,602 shares of common stock outstanding at December 31, 2022 and 2021, respectively. There were warrants exercisable into 1,381,015 shares of common stock outstanding at each December 31, 2022 and 2021. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.
Stock-Based Compensation
The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of grant. The Company uses the Black-Scholes Pricing Model to determine the fair value of each of the awards which considers factors such as expected term, estimating the market price volatility of the Company's common stock, risk free interest rate, and dividend yield. Due to the limited history of the Company, the simplified method was utilized in order to determine the expected term of the awards. The Company compared U.S. Treasury Bills in determining the risk-free interest rate appropriate given the expected term. The Company has not established and has no plans to establish, a dividend policy, and the Company has not declared, and has no plans to declare dividends in the foreseeable future and thus no dividend yield was determined necessary in the calculation of fair value.
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
The Company follows the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2022, the Company did not record any liabilities for uncertain tax positions.
During each of 2022 and 2021, the Company recorded no provision for income taxes. Management evaluated the Company’s tax positions and, as of December 31, 2022, the Company had approximately $2.3 million of unrecognized benefits. The tax years 2018 to 2022 remain open to examination by federal and state taxing authorities while the statute of limitations for U.S. net operating losses generated remain open beginning in the year of utilization.
Indemnification Obligations
As permitted under Delaware law, the Company has entered into indemnification agreements with its officers and directors that provide that the Company will indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime. During the year ended December 31, 2022, the Company did not experience any losses related to those indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded the fair value of the obligations is not material. Accordingly, as of December 31, 2022 and 2021, no amounts have been accrued related to such indemnification provisions.
3.    STRATEGIC AGREEMENTS
Strategic Agreement for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. In July 2022, the Company received the $10.0 million non-refundable and non-creditable payment, which is recorded as license fee revenue in the accompanying consolidated statement of operations.
Under the terms of the license agreement, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $182.5 million in milestone payments as follows: $2.5 million following the first commercial sale of a licensed product in the United States; and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
The Company concluded at the inception of the agreement that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2022, no adjustments were made to the transaction price.
The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company is responsible for regulatory interactions and for providing product supply on an interim basis until Organon assumes such responsibilities. Until such time, Organon will purchase all of its product requirements of XACIATO from the Company at a transfer price equal to the Company's manufacturing costs plus a single-digit percentage markup.

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
Bayer HealthCare License Agreement
In January 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. The Company received a $1.0 million upfront non-refundable license fee payment from Bayer and Bayer agreed to support the Company in development and regulatory activities by providing the equivalent of two experts to advise the Company in clinical, regulatory, preclinical, commercial, CMC and product supply matters. The Company is responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and has product supply obligations. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million, referred to as the $20 million fee. After payment of the $20 million fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S. Such license would be exclusive as to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with the Company with regard to development.
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of either the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license or the termination of the agreement. As of December 31, 2022, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at December 31, 2022 and 2021.
The Company is entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
The initial term of the agreement, which is subject to automatic renewal terms, continues until the later of the expiration of any valid claim covering the manufacture, use, sale or import of Ovaprene in the U.S. or 15 years from the first commercial sale of Ovaprene in the U.S. In addition to customary termination rights for both parties, Bayer may terminate the agreement at any time on 90 days' notice and the agreement will automatically terminate if the Company does not receive the $20.0 million fee if and when due.
Strategic Agreements for Pipeline Development
Hennepin License Agreement
In August 2022, the Company entered into a license agreement with Hennepin Life Sciences LLC, or Hennepin, under which the Company acquired the exclusive global rights to develop and commercialize treatments delivering the novel antimicrobial glycerol monolaurate (GML) intravaginally for a variety of health conditions including bacterial, fungal, and viral infections. As a result of this license, the Company commenced its DARE-GML. Under the agreement, the Company received an exclusive, worldwide, royalty-bearing license to research, develop and commercialize the licensed technology. The Company is entitled to sublicense the rights granted to it under the agreement.
Under the terms of the license agreement, the Company agreed to make potential future payments and sales milestone payments of up to $6.25 million in the aggregate upon achieving certain development and regulatory milestones, and of up to $45.0 million in the aggregate upon achieving certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. During the year ended December 31, 2022, no payments were made under this agreement.

MBI Acquisition
In November 2019, the Company acquired Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, to secure the rights to develop a long-acting reversible contraception method, that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1.
Under the terms of the merger agreement, the Company agreed to pay former MBI stockholders: (a) up to $46.5 million contingent upon the achievement of specified funding, product development and regulatory milestones; (b) up to $55.0 million contingent upon the achievement of specified amounts of aggregate net sales of products incorporating the intellectual property the Company acquired in the merger; and (c) tiered royalty payments ranging from low single-digit to low double-digit percentages based on annual net sales of such products sold by the Company (but not by sublicensee) and a percentage of sublicense revenue related to such products.
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement, the Company’s board of directors elected to pay a portion of these milestone payments in shares of the Company’s common stock, and in September 2021, the Company issued approximately 700,000 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.
TriLogic and MilanaPharm License Agreement / Hammock Assignment Agreement
In December 2018, the Company entered into an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In XACIATO, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. In December 2019, the Company entered into amendments to each of the Assignment Agreement and License Amendment. In September 2021, the Company entered into a second amendment to the License Agreement. In March 2022, the Company entered into a consent, waiver and stand-By license Agreement with TriLogic, MilanaPharm and Organon, which further amended the License Agreement.
Under the terms of the License Agreement, the Company paid clinical and regulatory development milestones in the aggregate of $300,000 to MilanaPharm, the final payment of $250,000 was expensed in 2021. The Company may also pay MilanaPharm up to $500,000 upon the first commercial sale in the United States of the first licensed product for each vaginal and urological use, and up to $250,000 upon the first commercial sale in the United States of each successive licensed products for each vaginal or urological use. In addition, upon achievement of $50.0 million in cumulative worldwide net sales of licensed products the Company must pay MilanaPharm $1.0 million. MilanaPharm is also eligible to receive (a) a low double-digit percentage of all income received by the Company or its affiliates in connection with any sublicense granted to a third party for use outside of the United States, subject to certain exclusions, and (b) high single-digit to low double-digit royalties based on annual worldwide net sales of licensed products and processes.
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $100,000 of which was paid in 2020 and $750,000 of which was paid in 2021.
Pear Tree Acquisition
In May 2018, the Company acquired Pear Tree Pharmaceuticals, Inc., or Pear Tree, to secure exclusive, sublicensable, worldwide rights under certain patents and know-how to develop and commercialize a proprietary formulation of tamoxifen for vaginal administration. This acquisition led to the Company's DARE-VVA1 program.
Under the terms of the merger agreement, the Company agreed to pay the former stockholders of Pear Tree: (a) up to $15.5 million in the aggregate upon achieving certain clinical development and regulatory milestones by licensed products, and (b) up to $47.0 million in the aggregate upon achieving certain commercial milestones by licensed products. Additionally, the former stockholders of Pear Tree are eligible to receive tiered royalties based on single-digit to low double-digit percentages of annual net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, and a portion of royalties the Company receives from sublicensees. Both the milestone and royalty payments may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the merger agreement. Under the merger agreement, in addition to customary royalty reductions and offsets, royalty payments and payments based on income received from sublicensees of licensed products made by the Company to Pear Tree's licensors are creditable against all royalty and sublicense revenue share payments payable to the former stockholders of Pear Tree.
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achieving certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which became payable in 2021 and was offset by the $100,000 annual maintenance fee, resulting in a net amount of $900,000 paid during the year ended December 31, 2021; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharmaceuticals USA, Inc. (formerly known as Orbis Biosciences, Inc., and which the Company refers to as Adare), for the development and potential exclusive worldwide license of injectable formulations of etonogestrel for contraceptive protection over 6-month and 12-month periods (which the Company refers to as DARE-204 and DARE-214, respectively). The agreement, as amended, provides the Company with an option to negotiate an exclusive, worldwide, royalty-bearing license, with rights to sublicense, for the programs if the Company funds the conduct of specified development work. The Company has no obligation to exercise its option.
SST License and Collaboration Agreement
In February 2018, the Company entered into a license and collaboration agreement with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which the Company received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST’s topical formulation of Sildenafil Cream, 3.6% as it existed as of the effective date of the agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.
SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achieving certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achieving certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue.
ADVA-Tec License Agreement
In March 2017, the Company entered into a license agreement with ADVA-Tec, Inc., or ADVA-Tec, under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide.
Under the terms of the license agreement, the Company will pay ADVA-Tec (a) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones, $1.2 million of which has been paid; and (b) up to $20.0 million in the aggregate based on the achievement of certain worldwide net sales milestones.
Additionally, ADVA-Tec is eligible to receive royalties based on aggregate annual net sales of Ovaprene in specified regions at a royalty rate that will vary between 1% and 10% and will increase based on various net sales thresholds, subject to customary reductions and offsets.
If the Company sublicenses its rights under the agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by the Company during the royalty term; provided, however, that for sublicense revenue the Company receives prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue.
4.    PREPAID EXPENSES
Prepaid expenses consisted of the following:

	As of December 31,
	2022	2021
Prepaid clinical expense	$5,928,090	$1,728,421
Prepaid insurance expense	502,981	552,354
Prepaid legal and professional expenses	234,917	195,837
Total prepaid expenses	$6,665,988	$2,476,612
5.    OTHER NON-CURRENT ASSETS
Other non-current assets consisted of the following:

	As of December 31,
	2022	2021
Prepaid insurance, long-term portion	$—	$87,891
Other non-current assets	115,092	—
Deferred financing costs	139,203	143,002
Deposits	10,502	37,554
Operating lease assets	457,925	216,673
Total other non-current assets	$722,722	$485,120

6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of December 31,
	2022	2021
Accrued clinical expense	$6,665,443	$1,242,414
Accrued compensation and benefits	1,720,501	1,533,475
Accrued development expense	2,102,310	158,103
Accrued legal and professional	239,348	129,858
Other accruals	99,747	5,727
Accrued license fee expense	66,667	66,667
Total accrued expenses	$10,894,016	$3,136,244

7.    VENDOR CONCENTRATION
The Company had a major vendor that accounted for approximately 10% and 23% of the Company's research and development expenditures for the years ended December 31, 2022 and 2021, respectively. The same vendor also accounted for approximately 17% and 4% of the Company's total accounts payable and accrued expenses as of December 31, 2022 and 2021, respectively. The Company continues to maintain its relationship with this vendor and anticipates incurring significant expenses with this vendor over the next 12 months.
8.    INCOME TAXES
The components of loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Domestic	$28,391	$37,083
Foreign	2,557	1,613
Loss before taxes	$30,948	$38,696
The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	(2.96)%	9.64%
State tax rate change	(9.08)%	—%
Permanent differences	(0.02)%	0.19%
Research and development credit	6.84%	2.70%
Stock compensation	(0.57)%	(0.41)%
Other	(0.74)%	0.25%
Change in valuation allowance	(14.48)%	(33.38)%
Effective income tax rate	(0.01)%	(0.01)%

The major components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are shown below (in thousands).

	2022	2021
Net operating loss carryforwards	$81,761	$81,817
Research and development credit carryforwards	8,833	7,186
Capitalized research and development costs	10,009	7,417
Other	1,468	801
Stock compensation	2,170	2,540
Total deferred tax assets	104,241	99,761
Valuation allowance	(104,241)	(99,761)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $104.2 million and $99.8 million was established at December 31, 2022 and 2021, respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.
The increase in valuation allowance of approximately $4.5 million and $14.5 million for the years ending December 31, 2022 and 2021, respectively, is primarily related to an increase in net operating losses generated during the year.
The Company has U.S. federal net operating loss, or NOL, carryforwards available at December 31, 2022 of approximately $295.3 million of which $0.9 million begin expiring in 2023 unless previously utilized and $117.8 million that do not expire. The Company has state NOL carryforwards of $283.4 million that begin expiring in 2031 unless previously utilized. The Company has U.S. federal research credit carryforwards available at December 31, 2022 of approximately $8.7 million that begin expiring in 2027 unless previously utilized. The Company has state research credit carryforwards of $2.8 million of which $0.1 million begin expiring in 2023 unless previously utilized. These federal and state research and development credits are subject to a 20% reserve under FASB ASC 740. The difference between federal and state NOL carryforwards is primarily due to previously expired state NOL carryforwards.
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
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Beginning uncertain tax benefits	$1,909	$1,341
Current year - increases	$427	$426
Prior year - additions (reductions)	$(20)	$142
Ending uncertain tax benefits	$2,316	$1,909
Included in the balance of uncertain tax benefits at December 31, 2022 are $2.3 million of tax benefits that, if recognized, would impact the effective tax rate. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date.
The Company's policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The tax years 2018 through 2022 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.
No additional provision has been made for U.S. income taxes related to undistributed foreign earnings of the Company’s wholly owned Australian subsidiary or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are permanent in duration, or the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by the subsidiary or if the subsidiary is ultimately disposed. It is not practical to estimate the additional income taxes, if any, related to permanently reinvested earnings. There are no unremitted earnings as of December 31, 2022.
9.    STOCKHOLDERS’ EQUITY
Increase in Authorized Shares of Common Stock
In July 2022, following the approval of the Company's stockholders at its annual meeting of stockholders, the Company amended its restated certificate of incorporation to increase the Company's authorized shares of common stock to 240.0 million.
October 2021 ATM Sales Agreement
In October 2021, the Company entered into a sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which SVB Securities acts as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated October 13, 2021 relating to the offering of up to $50.0 million in shares of the Company's common stock under the agreement, and any subsequent prospectus supplement filed with the SEC related to this ATM equity offering program.
During 2022, the Company sold approximately 751,000 shares of common stock under the agreement for gross proceeds of approximately $1.3 million and incurred offering expenses of approximately $42,000. During 2021, the Company sold approximately 7.1 million shares of common stock under the agreement for gross proceeds of approximately $16.3 million and incurred offering expenses of approximately $537,000.
The Company terminated the agreement in March 2023. (See Note 14, Subsequent Events.)
April 2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Securities to sell up to $50.0 million of shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acts as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement, plus certain legal expenses. Any shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862) and the base prospectus included therein, originally filed with the SEC on March 30, 2021, and declared effective on April 7, 2021, and the prospectus supplement dated April 7, 2021 filed with the SEC on April 8, 2021.
During 2022, the Company sold no shares of common stock under the agreement. During 2021, the Company sold approximately 26.0 million shares of common stock under the agreement for gross proceeds of approximately $46.9 million and incurred offering expenses of approximately $1.6 million.
The Company terminated the agreement in March 2023. (See Note 14, Subsequent Events.)
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
Equity Line

In April 2020, the Company entered into a purchase agreement, or the Purchase Agreement, and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the Purchase Agreement, the Company had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase up to $15.0 million of the Company’s common stock. The Company incurred legal, accounting, and other fees related to the Purchase Agreement of approximately $374,000. Those costs were amortized and expensed as shares were sold under the Purchase Agreement. During 2021, the Company sold, and Lincoln Park purchased, approximately 4.8 million shares under the Purchase Agreement for gross proceeds to the Company of approximately $7.0 million and recognized offering expenses of approximately $175,000. As of December 31, 2021, the Company had sold and Lincoln Park had purchased a total of $15.0 million of the Company's common stock under the Purchase Agreement, there were no unamortized costs, and no more shares of common stock may be sold by the Company to Lincoln Park under the Purchase Agreement.
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
During 2022, no warrants were exercised. During 2021, warrants to purchase an aggregate of 520,985 shares of common stock were exercised for gross proceeds of approximately $0.5 million. As of December 31, 2022, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
6,500	$10.00	04/04/2026
1,374,515	$0.96	02/15/2023
1,381,015
Common Stock
The authorized capital of the Company consists of 240,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. The issued and outstanding common stock of the Company consisted of 84,825,481 and 83,944,119 shares of common stock as of December 31, 2022 and 2021, respectively. There were no shares of preferred stock outstanding as of December 31, 2022 or 2021.

Common Stock Reserved for Future Issuance
The following table summarizes common stock reserved for future issuance at December 31, 2022:

Common stock reserved for issuance upon exercise of warrants outstanding	1,381,015
Common stock reserved for issuance upon exercise of options outstanding	6,612,554
Common stock reserved for future equity awards	9,576,581
Total	17,570,150

10.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the years ended December 31, 2022 or December 31, 2021.
Amended and Restated 2014 Stock Incentive Plan
The Company maintains the Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increases annually on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2024 by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of authorized shares increased by 2,000,000 to 2,201,855. On June 23, 2022, the Amended 2014 Plan was superseded by the 2022 Plan (as defined below), and no further awards were or will be granted under the Amended 2014 Plan since that date. Awards outstanding under the Amended 2014 Plan will continue to remain outstanding pursuant to their terms and conditions.
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
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the years ended December 31, 2022 and 2021. The exercise price of all options granted during the years ended December 31, 2022 and 2021 was equal to the market value of the Company’s common stock on the date of grant. As of December 31, 2022, unamortized stock-based compensation expense of approximately $4.1 million will be amortized over the weighted average period of 2.4 years. As of December 31, 2022, 9,576,581 shares of common stock were available for future award grants under the 2022 Plan.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,786,591	$1.16
Granted	2,052,075	2.31
Exercised	(35,500)	0.92
Canceled/forfeited	(85,564)	1.82
Expired	—	—
Outstanding at December 31, 2021	4,717,602	$1.65
Granted	2,346,692	1.50
Exercised	(130,322)	0.96
Canceled/forfeited	(321,418)	1.94
Expired	—	—
Outstanding at December 31, 2022	6,612,554	$1.60	7.82	$41,679
Options exercisable at December 31, 2022	3,632,467	$1.50	7.05	$40,102
Options vested and expected to vest at December 31, 2022	6,612,554	$1.60	7.82	$41,679
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2022	2021
Research and development	$676,645	$524,071
General and administrative	1,481,866	1,075,621
Total	$2,158,511	$1,599,692
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Expected life in years	6.0	6.0
Risk-free interest rate	2.00%	0.67%
Expected volatility	121%	122%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.30	$2.01
11.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The extension of the lease in February 2022 resulted in an increase in operating lease liabilities and ROU assets of approximately $1.0 million. In September 2022, the landlord exercised its option to terminate the lease, resulting in the new lease term ending on December 31, 2023. The termination of the lease resulted in a reduction of operating lease liabilities and ROU assets of approximately $504,000 and $458,000, respectively, and a $46,000 gain on the modification of the lease which is included as a reduction to research and development expense for the year ended December 31, 2022.
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
The leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company uses an incremental borrowing rate consisting of the current prime rate plus 200 basis points for operating leases that commenced prior to January 2019 (and all of the Company's operating leases commenced prior to such date. The depreciable lives of operating leases and leasehold improvements are limited by the expected lease term.
At December 31, 2022, the Company reported operating lease right of use assets of approximately $458,000 in other non-current assets, approximately $398,000 in current liabilities, and approximately $90,000 in long-term liabilities on the consolidated balance sheets.
Total operating lease costs were approximately $602,000 and $561,000 for the years ended December 31, 2022 and 2021, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $346,000 and $462,000 for the years ended December 31, 2022 and 2021, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. At December 31, 2022, operating leases had a weighted average remaining lease term of 1.33 years.
At December 31, 2022, future minimum lease payments under the Company's operating leases are as follows:

Year ending December 31,
2023	$422,000
2024	$93,000
Total future minimum lease payments	515,000
Less: accreted interest	26,000
Total operating lease liabilities	$489,000
12.    COMMITMENTS AND CONTINGENCIES
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD will be responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company made aggregate payments of $1.5 million to NICHD in 2021 and a payment of $3.5 million to NICHD in 2022. The Company's remaining obligation under the CRADA at December 31, 2022 is $0.5 million.
Note Payable
In April 2020, due to the economic uncertainty resulting from the impact of the COVID-19 pandemic on the Company's operations and to support its ongoing operations and retain all employees, the Company applied for and received a loan of $367,285 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration, or the SBA. In January 2021, the Company was notified that the principal balance of the loan and all accrued interest, which together totaled $369,887, were fully forgiven by the SBA. The Company recorded a gain on extinguishment of note payable and debt forgiveness income with respect to such loan forgiveness in the first quarter of 2021.
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
Employee Benefit – 401(k) Plan
The Company has a 401(k) retirement plan, or the 401(k) Plan, covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. The 401(k) Plan includes a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company made matching contributions of approximately $200,000 and $160,000 during the years ended December 31, 2022 and 2021, respectively.
13.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from NICHD to support the development of Ovaprene, DARE-PTB1, DARE-LARC1 and DARE-204/214. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.

Ovaprene
From 2018 through 2021, the Company received approximately $1.9 million of non-dilutive grant funding from NICHD for clinical development efforts supporting Ovaprene. All funds under notices of awards received by the Company had been disbursed as of December 31, 2021.
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
The Company recorded credits to research and development expense of approximately $20,000 and $65,000 for costs related to the NICHD award for the years ended December 31, 2022 and 2021, respectively.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in nonclinical studies, which is ongoing.
The Company recorded credits to research and development expense of approximately $239,000 and $7,400 for costs related to the NICHD award for the year ended December 31, 2022 and 2021, respectively. The Company recorded receivables of approximately $33,000 and $7,400 for expenses incurred through such date that it believes is eligible for reimbursement under the grant at December 31, 2022 and 2021, respectively.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $116,000 for costs related to the NICHD award for the year ended December 31, 2022. At December 31, 2022, the Company recorded a receivable of approximately $24,000 for expenses incurred through such date that it believes is eligible for reimbursement under the grant.
Other Non-Dilutive Grant Funding
MBI Grant Agreement for DARE-LARC1
The Company's wholly-owned subsidiary, MBI, was awarded $5.4 million to support the development of DARE-LARC1 under a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation. The funding period under this agreement ended on June 30, 2021. Expenses eligible for funding were incurred, tracked and reported to the Foundation. MBI received aggregate payments under this agreement of approximately $5.4 million. At June 30, 2021, all payments under this agreement associated with research and development expenses for DARE-LARC1 had been incurred and reported to the Foundation and no future funding has been or will be received under this agreement.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to $49.0 million to support the development of DARE-LARC1. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof of principle studies. Under the agreement, the Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds are recorded as a deferred grant funding liability in the Company's consolidated balance sheets.
The Company received an initial payment of $11.5 million in July 2021, approximately $8.0 million in July 2022 and approximately $4.4 million in December 2022. As of December 31, 2022, the Company has received an aggregate of approximately $23.9 million in non-dilutive funding under the agreement and recorded approximately $17.7 million of deferred grant funding in the Company's consolidated balance sheets. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT. Under the agreement, the Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds are recorded as a deferred grant funding liability in the Company's consolidated balance sheets.
The Company received the full amount of the award in November 2022. As of December 31, 2022, the Company has recorded approximately $573,000 of deferred grant funding in the Company's consolidated balance sheets.
14.    SUBSEQUENT EVENTS
Termination of ATM Sales Agreements
Effective March 30, 2023, the Company terminated its ATM equity offering program sales agreements with SVB Securities LLC (see Note 9).
Exercise of February 2018 Warrants
In January and February 2023, warrants to purchase an aggregate of 1,353,515 shares of common stock were exercised at an exercise price of $0.96 per share resulting in gross proceeds to the Company of approximately $1.3 million (see Note 9).