Form 10-Q
period 2023-03-31
Dare Bioscience, Inc.
filed 2023-05-11
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 10, 2023, 86,284,827 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•The timing and amount of future royalty and milestone payments to us, if any, under our out-license agreements for commercialization of XACIATO and Ovaprene®;
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
•Unfavorable differences between preliminary, interim or topline clinical study data reported by us and final study results;
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
•Lack of patent protection for the active ingredients in XACIATO and certain of our product candidates that expose them to competition from other formulations using the same active ingredients;
•Higher risk of failure associated with product candidates in pre-clinical stages of development that may lead investors to assign them little to no value and make these assets difficult to fund;
•Dependence on grant funding for pre-clinical development of DARE-LARC1;
•Disputes or other developments concerning our intellectual property rights;
•Actual and anticipated fluctuations in our quarterly or annual operating results or results that differ from investors' expectations for such results;
•Price and volume fluctuations in the stock market, and in our stock in particular, which could cause investors to experience losses and subject us to securities class-action litigation;
•Failure to maintain the listing of our common stock on the Nasdaq Capital Market or another nationally recognized exchange;
•Development of safety, efficacy or quality concerns related to our product or product candidates (or third-party products or product candidates that share similar characteristics or drug substances), whether or not scientifically justified, leading to delays in or discontinuation of product development, product recalls or withdrawals, diminished sales, and/or other significant negative consequences;
•Product liability claims or governmental investigations;

•Changes in government laws and regulations in the United States and other jurisdictions, including laws and regulations governing the research, development, approval, clearance, manufacturing, supply, distribution, pricing and/or marketing of our products, product candidates and related intellectual property, health care information and data privacy and security laws, transparency laws and fraud and abuse laws, and the enforcement thereof affecting our business; and
•Increased costs as a result of operating as a public company, and substantial time devoted by our management to compliance initiatives and corporate governance practices.
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,829,404	$34,669,605
Other receivables	2,398,708	1,703,160
Prepaid expenses	7,082,452	6,665,988
Other current assets	201,385	—
Total current assets	29,511,949	43,038,753
Property and equipment, net	55,400	64,908
Other non-current assets	799,327	722,722
Total assets	$30,366,676	$43,826,383
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,695,612	$2,027,953
Accrued expenses	5,480,203	10,894,016
Deferred grant funding	15,826,369	18,303,567
Current portion of lease liabilities	335,764	398,391
Total current liabilities	24,337,948	31,623,927
Deferred license revenue	1,000,000	1,000,000
Lease liabilities long-term	57,128	90,346
Total liabilities	25,395,076	32,714,273
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 86,178,996 and 84,825,481 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8,618	8,482
Accumulated other comprehensive loss	(373,316)	(351,311)
Additional paid-in capital	154,453,439	152,529,579
Accumulated deficit	(149,117,141)	(141,074,640)
Total stockholders' equity	4,971,600	11,112,110
Total liabilities and stockholders' equity	$30,366,676	$43,826,383

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses
General and administrative	$3,337,426	$2,569,987
Research and development	5,020,223	5,805,462
License fee expense	25,000	25,000
Total operating expenses	8,382,649	8,400,449
Loss from operations	(8,382,649)	(8,400,449)
Other income	340,148	1,779
Net loss	$(8,042,501)	$(8,398,670)
Net loss to common shareholders	$(8,042,501)	$(8,398,670)
Foreign currency translation adjustments	(22,005)	(9,150)
Comprehensive loss	$(8,064,506)	$(8,407,820)
Loss per common share - basic and diluted	$(0.09)	$(0.10)
Weighted average number of shares outstanding:
Basic and diluted	85,517,540	83,944,119

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2023
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	84,825,481	$8,482	$152,529,579	$(351,311)	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	624,621	—	—	624,621
Issuance of common stock from the exercise of warrants	1,353,515	136	1,299,239	—	—	1,299,375
Net loss	—	—	—	—	(8,042,501)	(8,042,501)
Foreign currency translation adjustments	—	—	—	(22,005)	—	(22,005)
Balance at March 31, 2023	86,178,996	$8,618	$154,453,439	$(373,316)	$(149,117,141)	$4,971,600

Three Months Ended March 31, 2022
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	532,409	—	—	532,409
Net loss	—	—	—	—	(8,398,670)	(8,398,670)
Foreign currency translation adjustments	—	—	—	(9,150)	—	(9,150)
Balance at March 31, 2022	83,944,119	$8,394	$149,560,211	$(164,123)	$(118,525,572)	$30,878,910
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(8,042,501)	$(8,398,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,508	5,227
Stock-based compensation	624,621	532,409
Non-cash operating lease cost	(5,906)	(9,758)
Changes in operating assets and liabilities:
Other receivables	(695,548)	(584,534)
Prepaid expenses	(416,464)	(4,293,814)
Other current assets	(201,385)	—
Other non-current assets	(166,545)	87,891
Accounts payable	667,661	727,783
Accrued expenses	(5,413,814)	401,613
Deferred grant funding	(2,477,198)	(811,620)
Net cash used in operating activities	(16,117,571)	(12,343,473)
Cash flows from investing activities
Purchases of property and equipment	—	(4,553)
Net cash used in investing activities	—	(4,553)
Cash flows from financing activities
Proceeds from the exercise of common stock warrants	1,299,375	—
Net cash provided by financing activities	1,299,375	—
Effect of exchange rate changes on cash and cash equivalents	(22,005)	(9,150)
Net change in cash and cash equivalents	(14,840,201)	(12,357,176)
Cash and cash equivalents, beginning of period	34,669,605	51,674,087
Cash and cash equivalents, end of period	$19,829,404	$39,316,911
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$—	$1,043,590

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
The Company's product, XACIATO™ (clindamycin phosphate vaginal gel, 2%), was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, the Company entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. That agreement became effective in June 2022, and in July 2022, the Company received the $10.0 million non-refundable and non-creditable payment due upon the effectiveness of the agreement.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, as defined by the Financial Accounting Standards Board, or FASB, for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented.
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K.
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
As of March 31, 2023, the Company had an accumulated deficit of approximately $149.1 million, cash and cash equivalents of approximately $19.8 million, a deferred grant funding liability of $15.8 million and working capital of approximately $5.2 million. The amount of the deferred grant funding liability is included in the Company's cash and cash equivalents, and represents grant funds received that may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the three months ended March 31, 2023, the Company incurred a net loss of approximately $8.0 million and had negative cash flow from operations of approximately $16.1 million.
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
The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2022 10-K. Since the date on which the 2022 10-K was filed with the U.S. Securities and Exchange Commission, or the SEC, there have been no material changes to the Company’s significant accounting policies.
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

The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2023 and December 31, 2022. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of March 31, 2023 or December 31, 2022.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2023
Current assets:
Cash equivalents (1)	$18,380,017	$—	$—	$18,380,017
Balance at December 31, 2022
Current assets:
Cash equivalents (1)	$33,238,658	$—	$—	$33,238,658
(1) Represents cash held in money market funds.

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
Collaboration Revenues. The Company enters into collaboration and licensing agreements under which it out-licenses certain rights to its products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to the Company: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products. As of March 31, 2023, the Company has not recognized any collaboration revenues.
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

Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of March 31, 2023, the Company has not recognized any royalty revenue.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The evaluation is based on the degree the Company controls the specified product at any time before transfer to the customer. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if the Company is in the capacity of an agent. As of March 31, 2023, the Company has not recognized any revenue associated with product supply arrangements.

Milestones. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. As of March 31, 2023, the Company has not recognized any milestone revenue.
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of March 31, 2023, neither of the foregoing had occurred. The $1.0 million payment is recorded as deferred license revenue in the Company's consolidated balance sheets at March 31, 2023 and December 31, 2022.
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
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization

Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. In July 2022, the Company received the $10.0 million non-refundable and non-creditable payment, which was recorded as license fee revenue.
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
The Company concluded at the inception of the agreement that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the quarter ended March 31, 2023, no adjustments were made to the transaction price.
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

Bayer HealthCare License Agreement
In January 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. The Company received a $1.0 million upfront non-refundable license fee payment from Bayer and Bayer agreed to support the Company in development and regulatory activities by providing the equivalent of two experts to advise the Company in clinical, regulatory, preclinical, commercial, CMC and product supply matters. The Company is responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and has product supply obligations. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million, referred to as the $20.0 million fee. After payment of the $20.0 million fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S. Such license would be exclusive as to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with the Company with regard to development.
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of either the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license or the termination of the agreement. As of March 31, 2023, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at March 31, 2023 and December 31, 2022.
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
Under the terms of the license agreement, the Company agreed to make potential future payments and sales milestone payments of up to $6.25 million in the aggregate upon achieving certain development and regulatory milestones, and of up to $45.0 million in the aggregate upon achieving certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2023, no payments have been made under this agreement.

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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which has been paid as of March 31, 2023.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which has been paid as of March 31, 2023; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, the prospectus supplement dated March 31, 2023 relating to the offering of up to $50.0 million of shares of the Company's common stock under the sales agreement, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement.
During the three months ended March 31, 2023, the Company sold no shares of common stock under this agreement.
October 2021 ATM Sales Agreement
In October 2021, the Company entered into a sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acted as the Company's agent. The Company sold no shares of its common stock under the agreement during either of the three months ended March 31, 2023 or 2022. The Company terminated the agreement in March 2023.
April 2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Securities LLC to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acted as the Company's agent. The Company sold no shares of its common stock under the agreement during either of the three months ended March 31, 2023 or 2022. The Company terminated the agreement in March 2023.
Common Stock Warrants
In connection with an underwritten public offering in February 2018, the Company issued to the investors in that offering, warrants exercisable through February 2023 with an initial exercise price of $3.00 per share. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the grant date. The warrants included a price-based anti-dilution provision, which provided that, subject to certain limited exceptions, the exercise price of the warrants would be reduced each time the Company issued or sold (or was deemed to have issued or sold) securities for a net consideration per share less than the exercise price of those warrants in effect immediately prior to such issuance or sale. In addition, subject to certain exceptions, if the Company issued, sold or entered into any agreement to issue or sell securities at a price which varied or may vary with the market price of the shares of the Company’s common stock, the warrant holders had the right to substitute such variable price for the exercise price of the warrant then in effect. In April 2019 and July 2020, in accordance with the price-based anti-dilution provision discussed above, the exercise price of these warrants was automatically reduced to $0.98 per share and to $0.96 per share, respectively. During the three months ended March 31, 2023, warrants to purchase 1,353,515 shares of common stock were exercised for gross proceeds of approximately $1.3 million and the remaining unexercised warrants expired on February 15, 2023. No warrants were exercised during the three months ended March 31, 2022.
As of March 31, 2023, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
6,500	$10.00	04/04/2026
6,500
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2023 or March 31, 2022.
Amended and Restated 2014 Stock Incentive Plan
The Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan, provided for the grant of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers and directors, and consultants and advisors. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increased annually on the first day of each fiscal year by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of authorized shares increased by 2,000,000 to 2,201,855. As a result of the approval of the 2022 Plan (as defined below) by the Company's stockholders on June 23, 2022, no further awards have been or will be granted under the Amended 2014 Plan. Outstanding awards previously granted under the Amended 2014 Plan continue to remain outstanding in accordance with their terms.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the three months ended March 31, 2023. The exercise price of all options granted during the three months ended March 31, 2023 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2023, unamortized stock-based compensation expense of approximately $5.9 million will be amortized over a weighted average period of 2.71 years. At March 31, 2023, 7,078,916 shares of common stock were available for future awards granted under the 2022 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	6,612,554	$1.60
Granted	2,497,665	1.16
Exercised	—
Cancelled/forfeited	—
Expired	—
Outstanding at March 31, 2023	9,110,219	$1.48
Exercisable at March 31, 2023	4,009,997	$1.51
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$200,301	$174,613
General and administrative	$424,320	$357,796
Total	$624,621	$532,409
6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The extension of the lease in February 2022 resulted in an increase in operating lease liabilities and ROU assets of approximately $1.0 million. In September 2022, the landlord exercised its option to terminate the lease, resulting in the new lease term ending on December 31, 2023. The termination of the lease resulted in a reduction of operating lease liabilities and ROU assets of approximately $504,000 and $458,000, respectively, and a $46,000 gain on the modification of the lease which was included as a reduction to research and development expense for the year ended December 31, 2022.
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
At March 31, 2023, the Company reported operating lease right of use assets of approximately $368,000 in other non-current assets, approximately $336,000 in current portion of lease liabilities, and approximately $57,000 in lease liabilities long-term in the condensed consolidated balance sheets.
Total operating lease costs were approximately $139,000 and $169,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $105,000 and $123,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. At March 31, 2023, operating leases had a weighted average remaining lease term of 1.08 years.
As of March 31, 2023, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2023	$317,000
2024	93,000
Total future minimum lease payments	410,000
Less: accreted interest	17,000
Total operating lease liabilities	$393,000
7.    COMMITMENTS AND CONTINGENCIES
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has made aggregate payments of $5.0 million to NICHD, $3.5 million of which was paid in 2022. The Company's remaining obligation under the CRADA at March 31, 2023 was $0.5 million.

8.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from NICHD to support the development of DARE-PTB1, DARE-LARC1 and DARE-204/214. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
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
The Company recorded credits to research and development expense for costs related to the NICHD award of $0 and approximately $17,000 during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the Company did not record any receivable for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in nonclinical studies, which is ongoing.
The Company recorded credits to research and development expense of approximately $32,000 and $165,000 for costs related to the NICHD award during the three months ended March 31, 2023 and 2022, respectively. The Company recorded a receivable of approximately $65,000 and $33,000 at March 31, 2023 and December 31, 2022, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $49,000 for costs related to the NICHD award during the three months ended March 31, 2023. The Company recorded a receivable of approximately $73,000 and $24,000 at March 31, 2023 and December 31, 2022, respectively, for expenses incurred through such date that it believes is eligible for reimbursement under the grant.

Other Non-Dilutive Grant Funding
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Bill & Melinda Gates Foundation, or the Foundation, under which the Company was awarded $585,000 to support the development of DARE-LBT. The Company is required to apply the funds it receives under the agreement solely toward direct costs for the development of DARE-LBT1, other than approximately 10% of such funds, which it may apply toward general overhead and administration expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds are recorded as a deferred grant funding liability in the Company's condensed consolidated balance sheets.
The Company received the full amount of the award in November 2022. As of March 31, 2023, the Company has recorded a deferred grant funding liability of approximately $552,000 in the Company's condensed consolidated balance sheets.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to $49.0 million to support the development of DARE-LARC1. The Company is required to apply the funds it receives under the agreement solely toward direct costs for the development of DARE-LARC1, other than approximately 10% of such funds, which it may apply toward general overhead and administration expenses that support the entire operations of the Company. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof of principle studies. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds are recorded as a deferred grant funding liability in the Company's condensed consolidated balance sheets.
The Company received an initial payment of approximately $11.5 million in 2021, and aggregate payments of approximately $12.4 million in 2022. As of March 31, 2023, the Company has received a cumulative total of approximately $23.9 million in non-dilutive funding under the agreement and recorded a deferred grant funding liability of approximately $15.3 million in the Company's condensed consolidated balance sheets. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones.
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
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2023	2022
Stock options	9,110,219	6,277,282
Warrants	6,500	1,381,015
Total	9,116,719	7,658,297

10.    SUBSEQUENT EVENTS
ATM Sales
During April and May 2023, the Company sold an aggregate of 106,000 shares of common stock under its ATM equity offering program and received aggregate gross proceeds of approximately $109,000 and incurred sales agent commissions and fees of approximately $2,700 (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 10-K, filed with the Securities and Exchange Commission, or SEC, on March 30, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2022 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon, and, for an interim period, payments from Organon for commercial supply of XACIATO. We anticipate the first commercial sale of XACIATO in the U.S. in the second quarter 2023.
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
Our current portfolio includes three product candidates in advanced clinical development:
•Ovaprene®, a hormone-free, monthly intravaginal contraceptive;
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the female genitalia for the treatment of female sexual arousal disorder, or FSAD; and

•DARE-HRT1, a combination bio-identical estradiol and progesterone intravaginal ring, for the treatment of moderate to severe vasomotor symptoms, as part of menopausal hormone therapy;
Our portfolio also includes six product candidates in Phase 1 or Phase 1/2 clinical development or that we believe are Phase 1-ready:
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate to severe vulvar vaginal atrophy;
•DARE-PDM1, a proprietary hydrogel formulation of diclofenac, a nonsteroidal anti-inflammatory drug, for vaginal administration as a treatment for primary dysmenorrhea;
•DARE-204 and DARE-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively;
•DARE-FRT1, an intravaginal ring containing bio-identical progesterone for luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-PTB1, an intravaginal ring containing bio-identical progesterone for the prevention of preterm birth.
In addition, our portfolio includes four pre-clinical stage programs:
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
The product candidates and potential product candidates in our portfolio will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed or sold. See below and ITEM 1. "BUSINESS," in Part I of our 2022 10-K for additional information regarding our product and product candidates.
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
The COVID-19 pandemic remains an evolving and uncertain risk to our business, operating results, financial condition and stock price. To date, we believe the pandemic contributed to a slower than expected initial pace of enrollment in our exploratory Phase 2b clinical study of Sildenafil Cream, 3.6% and delays in commencement of clinical studies and nonclinical testing for more than one of our earlier stage clinical programs, but it has not had a material adverse effect on our business as a whole. Future impacts may include delay or disruption of our clinical trials, including as a result of potential constraints or disruptions in the supply chains for our product candidates. Continued uncertainty regarding the duration and impact of the pandemic on the U.S. and global economies, healthcare systems, workplace environments and capital markets, preclude any prediction as to the ultimate effect of the pandemic on our business. See the risk factor in Part I, Item 1A of our 2022 10-K titled, Business interruptions resulting from the COVID-19 pandemic or future public health crises, natural disasters or telecommunication and electrical failures may materially and adversely affect our business, operating results and financial condition.
XACIATO
Activities in preparation for commercial launch of XACIATO (clindamycin phosphate) vaginal gel, 2% in the United States are ongoing and the first commercial sale is expected in the second quarter of 2023. Following the first commercial sale of XACIATO, we are entitled to receive a $2.5 million milestone payment from Organon and a $0.5 million payment from us to a third-party licensor will become payable. Under our exclusive global license agreement with Organon, we are also entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones.
Under the terms of our agreement with Organon, for an interim period, we will remain the holder of the FDA’s marketing approval for XACIATO and be responsible for providing commercial product supply. Upon Organon's request, we will assist with the transfer of the new drug application, or NDA, by the FDA to Organon, as well as the transfer of manufacturing responsibilities to Organon. As the current NDA holder, we will continue to be responsible for regulatory and compliance matters following commercial launch, though Organon is responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. Organon will purchase all of its product requirements of XACIATO from us at a transfer price equal to our manufacturing costs plus a single-digit percentage markup. We will fulfill our commercial supply obligations through the contract manufacturer that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study of XACIATO. We will not be responsible for other costs of commercializing XACIATO.

Clinical-Stage Program Updates
Ovaprene
In October 2022, we announced that the FDA approved an Investigational Device Exemption, or IDE, application allowing us to conduct a single arm, open-label pivotal contraceptive efficacy study of Ovaprene. The multi-center, non-comparative pivotal Phase 3 clinical study will evaluate Ovaprene’s effectiveness as a contraceptive device along with its safety and usability over an approximately 12-month (13 menstrual cycles) duration. We have been working with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement study design considerations provided by the FDA with its IDE approval letter, which we believe will further position the Phase 3 study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a premarket approval, or PMA, application for Ovaprene. If successful, we expect the study to support a PMA application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene. Initiation of recruitment for the study is targeted for mid-2023.
The Phase 3 study will be conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. We and NICHD are in discussions regarding an amendment to the CRADA, which we expect will delay the due date of our remaining $0.5 million payment to NICHD to the fourth quarter of 2023 and potentially provide for additional future payments by us in support of the Phase 3 study. We do not expect any such potential additional amounts to be payable in 2023.

Sildenafil Cream, 3.6%
In 2022, we completed enrollment in our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6% in premenopausal women with FSAD. During the multi-center, double-blind, placebo-controlled study, subjects use Sildenafil Cream, 3.6% and placebo cream in their home setting and document genital arousal symptoms and distress using patient reported outcome instruments. The primary efficacy endpoint of the study is a composite endpoint that includes patient-reported improvement in genital sensations of arousal and reduction in distress associated with FSAD. The exploratory study was designed to evaluate a number of different potential ways to ask women questions about their genital sensations and distress associated with FSAD (referred to as patient reported outcomes) in the at-home setting to help us assess the appropriate potential efficacy endpoints for future Phase 3 clinical studies. A total of approximately 160 to 170 subjects (approximately 80 to 85 subjects per arm) are expected to complete the study's 12 week double blind dosing period for inclusion in the topline data assessment, targeted for the second quarter of 2023.
In April 2023, we announced the initiation of subject enrollment in a Phase 1, single-dose, double-blind, placebo-controlled, 3-way crossover clinical study of Sildenafil Cream, 3.6%, using thermography to assess the pharmacodynamic and pharmacokinetic characterization of Sildenafil Cream, 3.6%. We expect the Phase 1 thermography study will enroll approximately 15 women and be completed in 2023. Data from the study are expected to support the ongoing development of Sildenafil Cream, 3.6% as a potential treatment for FSAD.
DARE-HRT1
In October 2022 and January 2023, we announced topline results of our Phase 1/2 clinical study of DARE-HRT1 conducted by our wholly owned subsidiary in Australia. The randomized, open-label, two arm, parallel group study evaluated the pharmacokinetics (PK) of two versions of DARE-HRT1 (estradiol 80 µg/progesterone 4 mg IVR and estradiol 160 µg/progesterone 8 mg IVR) in approximately 20 healthy, post-menopausal women over approximately three consecutive months of use. The study also collected safety, usability, acceptability and symptom-relief data including the vasomotor symptoms, or VMS, as well as the vaginal symptoms of menopause. Based on pre-IND communications with the FDA and the topline PK, data from the Phase 1/2 study, we plan to advance DARE-HRT1 directly into a Phase 3 clinical trial. We believe FDA approval of DARE-HRT1 for the treatment of moderate to severe VMS due to menopause in women with intact uteri is achievable via the FDA's 505(b)(2) pathway supported by a single, placebo-controlled Phase 3 clinical trial and a scientifically justified PK “bridge” (via a relative bioavailability trial) between DARE-HRT1 and the selected listed estradiol and progesterone drugs. Ongoing activities to support progressing DARE-HRT1 directly into a Phase 3 clinical study to support registration include manufacturing and non-clinical studies to support an investigational new drug, or IND, submission to the FDA and the IND-opening Phase 3 study.
DARE-VVA1
In November 2022, we announced topline results from of our Phase 1/2 clinical study of DARE-VVA1 conducted by our wholly owned subsidiary in Australia. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study enrolled 17 postmenopausal women with VVA and evaluated the safety, tolerability, plasma PK and pharmacodynamics (PD) of DARE-VVA1. We believe the results of the Phase 1/2 study support ongoing development of DARE-VVA1 as a potential hormone-free treatment for moderate to severe vulvar vaginal atrophy. We are conducting activities to support an IND submission to the FDA and an IND-opening Phase 2 clinical study.

DARE-PDM1
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
DARE-204 and DARE-214
We are conducting development activities in preparation for Phase 1 clinical studies of DARE-204 and DARE-214 by our wholly-owned subsidiary in Australia. We do not expect to commence the Phase 1 studies in 2023.
DARE-FRT1 and DARE-PTB1
We are conducting development activities in preparation for Phase 1 clinical studies of DARE-FRT1 and DARE-PTB1. We do not expect to commence clinical development activities of these product candidates in 2023.
Recent Events
New ATM Sales Agreement
On March 31, 2023, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of our common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as our agent. We agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as we and Stifel and Cantor agree, plus certain legal expenses. Shares of our common stock sold under the agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, the prospectus supplement dated March 31, 2023 relating to the offering of up to $50.0 million of shares of our common stock under the sales agreement, and any subsequent prospectus supplement related to the offering of shares of our common stock under the sales agreement.
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

Financial Overview
Revenue
To date we have generated $10.0 million in revenue, all of which represents the upfront payment under our license agreement with Organon to commercialize XACIATO, which is recognized as license fee revenue. In the future, we may generate revenue from royalties and commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, research and development payments in connection with strategic collaborations. In the future and for an interim period, we may also generate revenue from commercial supply of XACIATO to Organon. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If the commercialization of XACIATO is not successful or we fail to complete the development of our product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
We receive funding through grants that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants, we recognize grant funding in the statements of operations as a reduction to research and development expense (contra-research and development expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained in our 2022 10-K and Note 8, Grant Awards, to our condensed consolidated financial statements contained in this report. For the three months ended March 31, 2023 and 2022, we recognized contra-research and development expense of approximately $2.6 million and $1.1 million, respectively.

In 2022, our research and development expenses consisted primarily of costs associated with the continued development of Ovaprene and Sildenafil Cream 3.6%. We expect research and development expenses to increase in 2023 and beyond as we continue to invest in the development of and seek regulatory approval for our clinical-stage and Phase 1-ready product candidates and as any other potential product candidates we may develop are advanced into and through clinical trials in the pursuit of regulatory approvals. Such activities will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our accompanying condensed consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our financial statements contained in our 2022 10-K, and Note 2 to our condensed consolidated financial statements contained in this report.

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Operating expenses:
General and administrative	3,337,426	2,569,987	767,439	30%
Research and development	5,020,223	5,805,462	(785,239)	(14)%
License fee expenses	25,000	25,000	—	—%
Total operating expenses	8,382,649	8,400,449	(17,800)	—%
Loss from operations	(8,382,649)	(8,400,449)	17,800	—%
Other income	340,148	1,779	338,369	19020%
Net loss	$(8,042,501)	$(8,398,670)	$356,169	(4)%
Other comprehensive loss:
Foreign currency translation adjustments	(22,005)	(9,150)	(12,855)	140%
Comprehensive loss	$(8,064,506)	$(8,407,820)	$343,314	(4)%

General and administrative expenses
The increase of approximately $0.8 million in general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to increases in (i) commercial-readiness expenses of approximately $0.2 million, (ii) a one-time fraud loss of approximately $0.2 million, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, (iii) general corporate overhead, including rent and facilities expenses, of approximately $0.1 million, (iv) professional services expense of approximately $72,000, (v) stock-based compensation expense of approximately $67,000, (vi) and personnel costs of approximately $49,000.
Research and development expenses
The decrease of approximately $0.8 million in research and development expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to decreases in expenses related to clinical trial and manufacturing and regulatory affairs activities for our clinical-stage product candidate Ovaprene of approximately $1.1 million and decreases in costs related to our ongoing Sildenafil Cream, 3.6% Phase 2b RESPOND clinical study of approximately $0.3 million, partially offset by increases in costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $0.6 million.
License fee expenses
For each of the three months ended March 31, 2023 and March 31, 2022, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income
The increase of $0.3 million in other income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to an increase in interest earned on cash balances in the current period.

Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At March 31, 2023, our accumulated deficit was approximately $149.1 million, our cash and cash equivalents were approximately $19.8 million, our deferred grant funding liabilities under our grant agreements related to DARE-LARC1 and DARE-LBT were approximately $15.3 million and $0.6 million, respectively, and our working capital was approximately $5.2 million. The aggregate $15.8 million of deferred grant funding liabilities is included in our cash and cash equivalents, and represents grant funds received that may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. We incurred a loss from operations of approximately $8.0 million and had negative cash flow from operations of approximately $16.1 million during the three months ended March 31, 2023.
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
Based on current development plans for our product candidates, we anticipate both our general and administrative and research and development expenses to increase in 2023 compared to 2022 as we continue to focus on the advancement of Ovaprene, Sildenafil Cream, 3.6%, DARE-HRT1 and our other product candidates that have reached the human clinical study development phase. If the first commercial sale of XACIATO in the U.S. occurs in the second quarter of 2023 as expected, we will receive a $2.5 million milestone payment and we will be eligible to receive royalty payments at rates in the low double-digits based on annual net sales of XACIATO. After taking into account our royalty payment obligations under our in-license agreement for XACIATO, we do not expect royalty payments received during 2023 to materially impact our cash resources or requirements. Our general and administrative expenses for 2023 are expected to increase primarily due to increased personnel costs and other general corporate overhead, and are expected to include costs related to commercial-readiness activities and obtaining commercial supply of XACIATO from our contract manufacturer. Under the terms of our license agreement with Organon, Organon will purchase XACIATO from us at a price equal to our manufacturing costs plus a single digit percentage markup. As a result, we do not anticipate our costs for providing XACIATO to Organon will have a material impact on our cash resources and requirements. Following commercial launch of XACIATO, we expect our general and administrative expenses will include payments by us under our in-license agreement for XACIATO, including a $500,000 milestone payment upon first commercial sale of XACIATO in the U.S. and royalty payments at rates in the high single-digit to low double-digits based on annual net sales of XACIATO. The amount of our research and development expenses for 2023 is difficult to predict with certainty and will depend on the pace and extent of our research and development activities. Factors that impact the pace and extent of our research and development activities and, therefore our research and development spend include, without limitation, our cash resources, reprioritization of development programs and activities, the scope, timing of commencement, and rate of progress of our clinical trials and preclinical studies, the cost and timing of manufacture and receipt of clinical supplies, timing of regulatory approval of a clinical study or alignment on study design, the results of our clinical trials and preclinical studies, and the extent to which we establish strategic collaborations or other arrangements and the terms of such arrangements.

Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The amount and timing of our capital needs have and will continue to depend highly on many factors, including the pace at which our clinical development programs proceed and the expenses associated therewith. The majority of our operating expenses during a fiscal year are research and development expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. We can control the timing of when we incur a majority of those expenses. Our research and development expenses for the remainder of 2023 will be primarily associated with the anticipated completion of our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, manufacturing activities in connection with our pivotal Phase 3 clinical study of Ovaprene, and variable expenses for our other programs, the timing of when we incur such expenses we can control. We closely monitor our cash resources and, if all of our clinical development programs proceed on currently anticipated timelines, we will need additional capital by the middle of this year to fund operations and the continued development of all such programs on such timelines. We are in ongoing discussions with multiple potential third-party sources of additional capital and we believe that we will be able to obtain sufficient capital when needed in a manner that will not materially impact the development of our product candidates. However, many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that we will receive additional capital as and when needed.
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
In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we raise capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, we may be required to relinquish some or all of our rights to potential revenue or to intellectual property rights for our product candidates on terms that are not favorable to us. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Part I, Item 1A of our 2022 10-K titled, We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(16,117,571)	$(12,343,473)
Net cash used in investing activities	—	(4,553)
Net cash provided by financing activities	1,299,375	—
Effect of exchange rate changes on cash and cash equivalents	(22,005)	(9,150)
Net decrease in cash and cash equivalents	$(14,840,201)	$(12,357,176)
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2023 included the net loss of $8.0 million, decreased by non-cash stock-based compensation expense of approximately $0.6 million. A component providing operating cash was an increase in accounts payable of approximately $0.7 million. Components reducing operating cash were a decrease in accrued expenses of approximately $5.4 million, a decrease in deferred grant funding of approximately $2.5 million, an increase in prepaid expenses of approximately $0.4 million, an increase in other receivables of approximately $0.7 million, and a one-time cybersecurity fraud loss of $0.2 million, net of insurance reimbursement, which was recognized in general and administrative expenses.
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
Net cash used in investing activities
No cash was used in investing activities for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2022 was approximately $4,600.
Net cash provided by financing activities
Cash provided by financing activities for the three months ended March 31, 2023 consisted of approximately $1.3 million from sales of our common stock upon the exercise of warrants. No cash was provided by financing activities for the three months ended March 31, 2022.
License and Royalty Agreements
We agreed to make royalty and milestone payments under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream, 3.6%, and under other agreements related to our other clinical and preclinical candidates. During 2023, based on our current expectations regarding the development of our product candidates and sales of XACIATO, we expect to pay approximately $4.1 million in royalty and milestone payments under the license and development agreements. For further discussion of these potential payments, see Note 3 to our condensed consolidated financial statements contained in this report.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2023 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2022 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2022 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Third Amended and Restated By-laws	8-K	001-36395	1/27/23	3.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: May 11, 2023	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)