Form 10-Q
period 2023-06-30
Dare Bioscience, Inc.
filed 2023-08-10
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 9, 2023, 87,785,166 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,329,101	$34,669,605
Other receivables	572,466	1,703,160
Prepaid expenses	8,069,622	6,665,988
Other current assets	272,100	—
Total current assets	22,243,289	43,038,753
Property and equipment, net	45,785	64,908
Other non-current assets	920,880	722,722
Total assets	$23,209,954	$43,826,383
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$6,541,115	$2,027,953
Accrued expenses	4,193,799	10,894,016
Deferred grant funding	13,694,085	18,303,567
Current portion of lease liabilities	271,825	398,391
Total current liabilities	24,700,824	31,623,927
Deferred revenue	1,205,206	1,000,000
Lease liabilities long-term	23,326	90,346
Total liabilities	25,929,356	32,714,273
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 86,633,588 and 84,825,481 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8,663	8,482
Accumulated other comprehensive loss	(404,467)	(351,311)
Additional paid-in capital	155,555,775	152,529,579
Accumulated deficit	(157,879,373)	(141,074,640)
Total stockholders' equity (deficit)	(2,719,402)	11,112,110
Total liabilities and stockholders' equity (deficit)	$23,209,954	$43,826,383

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
License fee revenue	$—	$10,000,000	$—	$10,000,000
Total revenue	—	10,000,000	—	10,000,000

Operating expenses
General and administrative	2,920,672	2,792,894	6,258,098	5,362,881
Research and development	6,043,684	6,797,784	11,063,907	12,603,247
License fee expense	25,000	25,000	50,000	50,000
Total operating expenses	8,989,356	9,615,678	17,372,005	18,016,128

Income (loss) from operations	(8,989,356)	384,322	(17,372,005)	(8,016,128)
Other income	227,124	29,676	567,272	31,456
Net income (loss)	$(8,762,232)	$413,998	$(16,804,733)	$(7,984,672)
Foreign currency translation adjustments	(31,151)	(135,869)	(53,156)	(145,019)
Comprehensive income (loss)	$(8,793,383)	$278,129	$(16,857,889)	$(8,129,691)

Income (loss) per common share:
Basic	$(0.10)	$—	$(0.19)	$(0.10)
Diluted	$(0.10)	$—	$(0.19)	$(0.10)

Weighted average number of shares outstanding:
Basic	86,403,117	84,682,765	86,976,129	84,682,765
Diluted	86,403,117	85,369,424	86,976,129	84,682,765

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Six Months Ended June 30, 2023
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2022	84,825,481	$8,482	$152,529,579	$(351,311)	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	624,621	—	—	624,621
Issuance of common stock from the exercise of warrants	1,353,515	136	1,299,239	—	—	1,299,375
Net loss	—	—	—	—	(8,042,501)	(8,042,501)
Foreign currency translation adjustments	—	—	—	(22,005)	—	(22,005)
Balance at March 31, 2023	86,178,996	$8,618	$154,453,439	$(373,316)	$(149,117,141)	$4,971,600
Stock-based compensation	—	—	650,186	—	—	650,186
Issuance of common stock, net of issuance costs	454,592	45	452,150	—	—	452,195
Net loss	—	—	—	—	(8,762,232)	(8,762,232)
Foreign currency translation adjustments	—	—	—	(31,151)	—	(31,151)
Balance at June 30, 2023	86,633,588	$8,663	$155,555,775	$(404,467)	$(157,879,373)	$(2,719,402)

Six Months Ended June 30, 2022
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	532,409	—	—	532,409
Net loss	—	—	—	—	(8,398,670)	(8,398,670)
Foreign currency translation adjustments	—	—	—	(9,150)	—	(9,150)
Balance at March 31, 2022	83,944,119	$8,394	$149,560,211	$(164,123)	$(118,525,572)	$30,878,910
Stock-based compensation	—	—	537,521	—	—	537,521
Issuance of common stock, net of issuance costs	751,040	75	1,218,675	—	—	1,218,750
Stock options exercised	125,699	13	120,136	—	—	120,149
Net income	—	—	—	—	413,998	413,998
Foreign currency translation adjustments	—	—	—	(135,869)	—	(135,869)
Balance at June 30, 2022	84,820,858	$8,482	$151,436,543	$(299,992)	$(118,111,574)	$33,033,459
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(16,804,733)	$(7,984,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,123	10,546
Stock-based compensation expense	1,274,807	1,069,930
Non-cash operating lease cost	(11,811)	9,940
Changes in operating assets and liabilities:
Accounts receivable	—	(10,000,000)
Other receivables	1,130,694	(992,334)
Prepaid expenses	(1,403,634)	(3,427,756)
Other current assets	(272,100)	—
Other non-current assets	(44,934)	91,690
Accounts payable	4,513,162	(988,855)
Accrued expenses	(6,700,216)	3,211,123
Deferred grant funding	(4,609,482)	(1,791,598)
Deferred revenue	205,206	—
Net cash used in operating activities	(22,703,918)	(20,791,986)
Cash flows from investing activities
Purchases of property and equipment	—	(5,369)
Net cash used in investing activities	—	(5,369)
Cash flows from financing activities
Net proceeds from issuance of common stock	452,195	1,218,750
Proceeds from the exercise of common stock warrants	1,299,375	120,149
Net cash provided by financing activities	1,751,570	1,338,899
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(53,156)	(145,019)
Net change in cash, cash equivalents and restricted cash	(21,005,504)	(19,603,475)
Cash, cash equivalents and restricted cash, beginning of period	34,669,605	51,674,087
Cash, cash equivalents and restricted cash, end of period	$13,664,101	$32,070,612

Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$13,329,101	$32,070,612
Restricted cash included in other non-current assets	335,000	—
Total cash, cash equivalents and restricted cash	$13,664,101	$32,070,612

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$—	$1,043,590

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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash related to (i) letters of credit established under real property leases for the Company's wholly owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for usage for general obligations and are included in other non-current assets on the Company's consolidated balance sheets.

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
As of June 30, 2023, the Company had an accumulated deficit of approximately $157.9 million, cash and cash equivalents of approximately $13.3 million, deferred grant funding liabilities under the Company's grant agreements related to DARE-LARC1 and DARE-LBT of approximately $13.7 million, and a working capital deficit of approximately $2.5 million. Substantially all of the Company's cash and cash equivalents at June 30, 2023 represented grant funds received under such grant agreements that may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the six months ended June 30, 2023, the Company incurred a net loss of approximately $16.8 million and had negative cash flow from operations of approximately $22.7 million.
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

The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2023 and December 31, 2022. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of June 30, 2023 or December 31, 2022.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2023
Current assets:
Cash equivalents (1)	$10,837,944	$—	$—	$10,837,944
Balance at December 31, 2022
Current assets:
Cash equivalents (1)	$33,238,658	$—	$—	$33,238,658
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
Collaboration Revenues. The Company enters into collaboration and licensing agreements under which it out-licenses certain rights to its products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to the Company: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products. As of June 30, 2023, the Company has not recognized any collaboration revenues.
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

Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2023, the Company has not recognized any royalty revenue.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The evaluation is based on the degree the Company controls the specified product at any time before transfer to the customer. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if the Company is in the capacity of an agent. As of June 30, 2023, the Company has not recognized any revenue associated with product supply arrangements.

Milestones. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. As of June 30, 2023, the Company has not recognized any milestone revenue.
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of June 30, 2023, neither of the foregoing had occurred. The $1.0 million payment is recorded as deferred license revenue in the Company's consolidated balance sheets at June 30, 2023 and December 31, 2022.
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

3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon, which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. In July 2022, the Company received a $10.0 million non-refundable and non-creditable payment from Organon, which was recorded as license fee revenue.
Under the terms of the license agreement in effect as of June 30, 2023, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $182.5 million in milestone payments as follows: $2.5 million following the first commercial sale of a licensed product in the United States; and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets. Subsequent to June 30, 2023, the Company and Organon entered into an amendment to the license agreement, which changed some of the payment terms. (See Note 10, Subsequent Events.)
At the inception of the agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the quarter ended June 30, 2023, no adjustments were made to the transaction price.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of either the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license or the termination of the agreement. As of June 30, 2023, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at June 30, 2023 and December 31, 2022.
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
Under the terms of the license agreement, the Company agreed to make potential future payments and sales milestone payments of up to $6.25 million in the aggregate upon achieving certain development and regulatory milestones, and of up to $45.0 million in the aggregate upon achieving certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2023, no payments have been made under this agreement.
MBI Acquisition
In November 2019, the Company acquired Dare MB Inc., or MBI, to secure the rights to develop a long-acting reversible contraception method, that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1.

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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which has been paid as of June 30, 2023.
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
Catalent JNP License Agreement
In April 2018, the Company entered into an exclusive license agreement with Catalent JNP, Inc., or Catalent, under which Catalent granted the Company (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Catalent, to make, have made, use, have used, sell, have sold, import and have imported products and processes, and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Catalent to make, have made, use, have used, sell, have sold, import and have imported products and processes. The Company is entitled to sublicense the rights granted to it under this agreement.
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which has been paid as of June 30, 2023; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
Adare Development and Option Agreement
In March 2018, the Company entered into an exclusive development and option agreement with Adare Pharmaceuticals USA, Inc., or Adare, for the development and potential exclusive worldwide license of injectable formulations of etonogestrel for contraceptive protection over 6-month and 12-month periods (which the Company refers to as DARE-204 and DARE-214, respectively). The agreement, as amended, provides the Company with an option to negotiate an exclusive, worldwide, royalty-bearing license, with rights to sublicense, for the programs if the Company funds the conduct of specified development work. The Company has no obligation to exercise its option.

SST License and Collaboration Agreement
In February 2018, the Company entered into a license and collaboration agreement with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which the Company received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder and/or female sexual interest/arousal disorder, or the Field of Use, SST’s topical formulation of Sildenafil Cream, 3.6% as it existed as of the effective date of the agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.
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
During the six months ended June 30, 2023, the Company sold 454,592 shares of common stock under this agreement and received aggregate gross proceeds of approximately $463,000 and incurred sales agent commissions and fees of approximately $11,000.
October 2021 ATM Sales Agreement
In October 2021, the Company entered into a sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acted as the Company's agent. The Company sold no shares of its common stock under the agreement during either of the six months ended June 30, 2023 or 2022. The Company terminated the agreement in March 2023.
April 2021 ATM Sales Agreement
In April 2021, the Company entered into a sales agreement with SVB Securities LLC to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acted as the Company's agent. The Company sold no shares of its common stock under the agreement during either of the six months ended June 30, 2023 or 2022. The Company terminated the agreement in March 2023.
Common Stock Warrants
In connection with an underwritten public offering in February 2018, the Company issued to the investors in that offering, warrants exercisable through February 2023 with an initial exercise price of $3.00 per share. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the grant date. The warrants included a price-based anti-dilution provision, which provided that, subject to certain limited exceptions, the exercise price of the warrants would be reduced each time the Company issued or sold (or was deemed to have issued or sold) securities for a net consideration per share less than the exercise price of those warrants in effect immediately prior to such issuance or sale. In addition, subject to certain exceptions, if the Company issued, sold or entered into any agreement to issue or sell securities at a price which varied or may vary with the market price of the shares of the Company’s common stock, the warrant holders had the right to substitute such variable price for the exercise price of the warrant then in effect. In April 2019 and July 2020, in accordance with the price-based anti-dilution provision discussed above, the exercise price of these warrants was automatically reduced to $0.98 per share and to $0.96 per share, respectively. During the six months ended June 30, 2023, warrants to purchase 1,353,515 shares of common stock were exercised for gross proceeds of approximately $1.3 million and the remaining unexercised warrants expired on February 15, 2023. No warrants were exercised during the six months ended June 30, 2022.
As of June 30, 2023, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
6,500	$10.00	04/04/2026
6,500
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2023 or June 30, 2022.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the six months ended June 30, 2023. The exercise price of all options granted during the six months ended June 30, 2023 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2023, unamortized stock-based compensation expense of approximately $5.6 million will be amortized over a weighted average period of 2.47 years. The number of shares of common stock available for future awards granted under the 2022 Plan at June 30, 2023 was 6,718,916.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	6,612,554	$1.60
Granted	2,857,665	1.13
Exercised	—
Cancelled/forfeited	—
Expired	—
Outstanding at June 30, 2023	9,470,219	$1.46
Exercisable at June 30, 2023	4,769,873	$1.50
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$210,198	$171,938	$410,499	$346,552
General and administrative	439,988	365,583	864,308	723,378
Total	$650,186	$537,521	$1,274,807	$1,069,930
6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The extension of the lease in February 2022 resulted in an increase in operating lease liabilities and ROU assets of approximately $1.0 million. In September 2022, the landlord exercised its option to terminate the lease, resulting in the new lease term ending on December 31, 2023. The termination of the lease resulted in a reduction of operating lease liabilities and ROU assets of approximately $504,000 and $458,000, respectively, and a $46,000 gain on the modification of the lease which was included as a reduction to research and development expense for the year ended December 31, 2022. MBI entered into a new lease for general office space in June 2023 that will commence on December 1, 2023 and will create an obligation to pay approximately $1.4 million over the lease period of three years.
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
At June 30, 2023, the Company reported operating lease ROU assets of approximately $276,000 in other non-current assets, approximately $272,000 in current portion of lease liabilities, and approximately $23,000 in lease liabilities long-term in the condensed consolidated balance sheets.
Total operating lease costs were approximately $145,000 and $284,000 for the three and six months ended June 30, 2023, respectively, and $150,000 and $340,000 for the three and six months ended June 30, 2022, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $105,000 and $209,000 for the three and six months ended June 30, 2023, respectively, and $80,000 and $203,000 for the three and six months ended June 30, 2022, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. At June 30, 2023, operating leases had a weighted average remaining lease term of 0.83 years.
As of June 30, 2023, future minimum lease payments under the Company's operating leases are as follows (does not include any minimum lease payments under the lease MBI entered in June 2023 because the lease does not commence until December 1, 2023):

Remainder of 2023	$213,000
2024	93,000
Total future minimum lease payments	306,000
Less: accreted interest	10,000
Total operating lease liabilities	$296,000
7.    COMMITMENTS AND CONTINGENCIES

CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has made aggregate payments of $5.0 million to NICHD, $3.5 million of which was paid in 2022. The Company's remaining obligation under the CRADA at June 30, 2023 was $0.5 million.

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
The Company recorded credits to research and development expense for costs related to the NICHD award of $721 during the three and six months ended June 30, 2023, and $2,500 and $19,500 during the three and six months ended June 30, 2022, respectively. At June 30, 2023 the Company recorded a receivable for expenses incurred through such date that it believes are reimbursable under the grant of $721. No receivable was recorded at December 31, 2022.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 was to be used to explore device insertion and removal in nonclinical studies.
The Company recorded credits to research and development expense of approximately $0 and $32,000 for costs related to the NICHD award during the three and six months ended June 30, 2023, respectively, and $27,800 and $193,000 for the three and six months ended June 30, 2022, respectively. The Company recorded a receivable of approximately $33,000 at December 31, 2022 for expenses incurred through such date that were subsequently reimbursed under the grant. No receivable was recorded at June 30, 2023. The Company received aggregate reimbursements under the NICHD award of approximately $278,000 during the grant period, which ended in June 2023. No further funds are available under this award.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $32,700 and $81,500 for costs related to the NICHD award during the three and six months ended June 30, 2023, respectively, with no such credits recorded in the same periods of the prior year. The Company recorded a receivable of approximately $33,040 and $24,000 at June 30, 2023 and December 31, 2022, respectively, for expenses incurred through such date that it believes is eligible for reimbursement under the grant.

Other Non-Dilutive Grant Funding
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Bill & Melinda Gates Foundation, or the Foundation, under which the Company was awarded $585,000 to support the development of DARE-LBT. The Company is required to apply the funds it receives under the agreement solely toward direct costs for the development of DARE-LBT, other than approximately 10% of such funds, which it may apply toward general overhead and administration expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds and any funds spent that have not yet been depreciated or expensed are recorded as a deferred grant funding liability in the Company's condensed consolidated balance sheets.
The Company received the full amount of the award in November 2022. As of June 30, 2023, the Company has recorded a deferred grant funding liability of approximately $544,000 in the Company's condensed consolidated balance sheets.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to $49.0 million to support the development of DARE-LARC1. The Company is required to apply the funds it receives under the agreement solely toward direct costs for the development of DARE-LARC1, other than approximately 10% of such funds, which it may apply toward general overhead and administration expenses that support the entire operations of the Company. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof of principle studies. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds and any funds spent that have not yet been depreciated or expensed are recorded as a deferred grant funding liability in the Company's condensed consolidated balance sheets.
The Company received an initial payment of approximately $11.5 million in 2021, and aggregate payments of approximately $12.4 million in 2022. As of June 30, 2023, the Company has received a cumulative total of approximately $23.9 million in non-dilutive funding under the agreement and recorded a deferred grant funding liability of approximately $13.1 million in the Company's condensed consolidated balance sheets. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones.
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
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	9,470,219	6,053,156	9,470,219	6,417,533
Warrants	6,500	1,058,733	6,500	1,381,015
Total	9,476,719	7,111,889	9,476,719	7,798,548

10.    SUBSEQUENT EVENTS
ATM Sales
During July and August 2023, the Company sold an aggregate of 1,151,578 shares of common stock under its ATM equity offering program and received aggregate gross proceeds of approximately $946,000 and incurred sales agent commissions and fees of approximately $22,000 (See Note 4, Stockholders' Equity).
NICHD Non-Dilutive Grant Award
On July 28, 2023, the Company received a notice of award of a grant from NICHD of approximately $385,000 to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds will support activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida, or USF, which are to occur over a 12-month period. The Company will track expenses eligible for reimbursement under the grant award and submit a detailed accounting of such expenses to receive payment of the grant funds. The amounts of any such payments will be recognized in the Company's statement of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the project period.
Insurance Financing
On July 18, 2023, the Company obtained financing for certain director and officer and other liability insurance premiums. The agreement for such financing assigns to the lender a first priority lien on and a security interest in the financed insurance policies and any additional premium required in the financed insurance policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed insurance policies and financed by the lender, (c) any credits generated by the financed insurance policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any financed insurance policy could become fully earned in the event of loss, the lender will be named a loss-payee with respect to such policy.
The total premiums, taxes and fees financed is approximately $0.8 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promises to pay the lender the amount financed plus interest and other charges permitted under the agreement. The Company will pay the insurance financing through monthly installment payments through April 20, 2024. The amount financed will be recognized as an insurance financing payable in the Company's consolidated balance sheets.
Amendment to Exclusive License Agreement with Organon
On July 4, 2023, the Company entered into an amendment to its exclusive license agreement with Organon to commercialize XACIATO. Under the amendment, Organon agreed to pay $1.0 million to the Company as reimbursement for fees paid to the FDA in connection with the submission of the new drug application for XACIATO (known as PDUFA fees) and other manufacturing expenses and to support continued advancement of the development and commercialization of XACIATO, which will be recognized as license fee revenue in the third quarter of 2023. The Company received such amount in July 2023. The amount payable by Organon to the Company following the first commercial sale of a licensed product in the United States was revised to $1.8 million.

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
Our first product, XACIATO [zah-she-AH-toe] (clindamycin phosphate) vaginal gel, 2%, was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. In March 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon, and, for an interim period, payments from Organon for commercial supply of XACIATO. We anticipate the first commercial sale of XACIATO in the U.S. in 2023.
Our product pipeline includes diverse programs that target unmet needs in women's health in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility, and aim to expand treatment options, enhance outcomes and improve ease of use for women. We are primarily focused on progressing the development of our existing portfolio of product candidates. However, we also explore opportunities to expand our portfolio by leveraging assets to which we hold rights or obtaining rights to new assets, with continued focus solely on women's health.
Our current portfolio includes four product candidates in advanced clinical development (Phase 2 to Phase 3):
•Ovaprene®, a hormone-free, monthly intravaginal contraceptive;
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the female genitalia on demand for the treatment of female sexual arousal disorder (FSAD) and/or female sexual interest/arousal disorder (FSIAD);

•DARE-HRT1, an intravaginal ring designed to deliver both bio-identical estradiol and progesterone together, continuously over a 28-day period, for the treatment of moderate-to-severe vasomotor symptoms, as part of menopausal hormone therapy; and
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate to severe vulvovaginal atrophy.
Our portfolio also includes five product candidates in Phase 1 clinical development or that we believe are Phase 1-ready:
•DARE-PDM1, a proprietary hydrogel formulation of diclofenac, a nonsteroidal anti-inflammatory drug, for vaginal administration as a treatment for primary dysmenorrhea;
•DARE-204 and DARE-214, injectable formulations of etonogestrel designed to provide contraception over 6-month and 12-month periods, respectively;
•DARE-FRT1, an intravaginal ring designed to deliver bio-identical progesterone continuously for up to 14 days for luteal phase support as part of an in vitro fertilization treatment plan; and
•DARE-PTB1, an intravaginal ring designed to deliver bio-identical progesterone continuously for up to 14 days for the prevention of preterm birth.
In addition, our portfolio includes five pre-clinical stage programs:
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
•DARE-RH1, a novel approach to non-hormonal contraception for both men and women by targeting the CatSper ion channel; and
•DARE-PTB2, a novel approach for the prevention and treatment of idiopathic preterm birth through inhibition of a stress response protein.
The product candidates and potential product candidates in our portfolio will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed or sold. See below and ITEM 1. "BUSINESS," in Part I of our 2022 10-K for additional information regarding our product and product candidates.
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. For the remainder of 2023, we expect to focus our resources on advancement of Ovaprene, Sildenafil Cream, 3.6%, DARE-HRT1 and our other product candidates that have reached the human clinical study development phase. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 program for the next several years, but we also expect such expenses will be supported by non-dilutive funding provided under a grant agreement we entered into in June 2021.

The process of developing and obtaining regulatory approvals for prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success. As discussed below, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. To the extent we receive regulatory approvals, such as the FDA’s approval of XACIATO, the commercialization of any product and compliance with subsequently applicable laws and regulations requires the expenditure of further substantial financial resources without any guarantee of commercial success. The amount of post-approval financial resources required for commercialization and the potential revenue we may receive from sales of any product will vary significantly depending on many factors, including whether, and the extent to which, we establish our own sales and marketing capabilities and/or enter into and maintain commercial collaborations with third parties with established commercialization infrastructure. We are also subject to a number of other risks common to biopharmaceutical companies, including, but not limited to, dependence on key employees, reliance on third-party collaborators, service providers and suppliers, being able to develop commercially viable products in a timely and cost-effective manner, dependence on intellectual property we own or in-license and the need to protect that intellectual property and maintain those license agreements, uncertainty of market acceptance of products, uncertainty of third-party payor coverage, pricing and reimbursement for products, rapid technology change, intense competition, compliance with government regulations, product liability claims, and exposure to cybersecurity threats and incidents.
XACIATO
Activities in preparation for commercial launch of XACIATO (clindamycin phosphate) vaginal gel, 2% in the United States, including manufacturing-related activities, are ongoing and the first commercial sale is expected in 2023. In July 2023, we entered into an amendment to our exclusive global license agreement with Organon and received $1.0 million from Organon as reimbursement for fees paid to the FDA in connection with submission of the new drug application (NDA) for XACIATO (known as PDUFA fees) and other manufacturing expenses and to support continued advancement of the development and commercialization of XACIATO, which will be recognized as license fee revenue in the third quarter of 2023. Following the first commercial sale of XACIATO, we are entitled to receive a $1.8 million milestone payment from Organon and a $0.5 million payment from us to a third-party licensor will become payable. Under our agreement with Organon, we are also entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones.
Under the terms of our agreement with Organon, for an interim period, we will remain the holder of the FDA’s marketing approval for XACIATO and be responsible for providing commercial product supply. Upon Organon's request, we will assist with the transfer of the NDA by the FDA to Organon, as well as the transfer of manufacturing responsibilities to Organon. As the current NDA holder, we will continue to be responsible for regulatory and compliance matters following commercial launch, though Organon is responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. Organon will purchase all of its product requirements of XACIATO from us at a transfer price equal to our manufacturing costs plus a single-digit percentage markup. We will fulfill our commercial supply obligations through the contract manufacturer that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study of XACIATO. We will not be responsible for other costs of commercializing XACIATO.

Clinical-Stage Program Updates
Ovaprene
In October 2022, we announced that the FDA approved an Investigational Device Exemption, or IDE, application allowing us to conduct a single arm, open-label pivotal contraceptive efficacy study of Ovaprene. The multi-center, non-comparative pivotal Phase 3 clinical study will evaluate Ovaprene’s effectiveness as a contraceptive device along with its safety and usability. We will target having approximately 250 women complete approximately 12-months (13 menstrual cycles) of use of Ovaprene. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. We have been working with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement study design considerations provided by the FDA with its IDE approval letter, which we believe will further position the Phase 3 study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a premarket approval, or PMA, application for Ovaprene. The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health. If successful, we expect the study to support a PMA application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene. Subject enrollment in the study is targeted to begin in the fourth quarter of 2023.
The Phase 3 study will be conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. We and NICHD are in discussions regarding an amendment to the CRADA, which we expect will delay the due date of our remaining $0.5 million payment to NICHD to the fourth quarter of 2023. In the future, depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be costs associated with the study that are not reflected in the current budget under the CRADA, in which case, we and NICHD would discuss the mechanism to potentially provide for additional future payments by us in support of the Phase 3 study. We do not expect any such potential additional amounts to be payable in 2023.

Sildenafil Cream, 3.6%
In June 2023, we announced topline results from our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, or Sildenafil Cream, in premenopausal women with FSAD, and in July 2023, we announced additional data from the study. During the multi-center, double-blind, randomized, placebo-controlled study, subjects used Sildenafil Cream and placebo cream in their home setting over 12 weeks following a 4-week non-drug run-in period and a 4-week, single-blind placebo run-in period. The study was a first of its kind Phase 2b clinical study that included patient reported outcome instruments to screen for eligible women with FSAD and measure efficacy endpoints. There are no treatments approved by the FDA for FSAD, as described in the fourth edition of the Diagnostic and Statistical Manual (DSM), or for FSIAD, as described in the fifth edition of the DSM, and thus, there are no efficacy endpoints that have been previously validated in a Phase 3 pivotal study for potential treatments for FSAD or FSIAD.
A total of 252 subjects were enrolled in the 4-week single-blind placebo run-in period and a total of 200 subjects were randomized to the 12-week double-blind dosing period. A total of seven subjects were randomized but not treated in the double-blind dosing period. In the intent to treat (ITT) population, 99 subjects were randomized to the Sildenafil Cream group and 94 subjects were randomized to the placebo cream group. A co-primary endpoint of the study evaluated the efficacy of Sildenafil Cream compared to placebo as measured by change from baseline to end of study (the assessment 12 weeks after randomization) in the Arousal-Sensation Domain of the 28-item Sexual Function Questionnaire. The endpoint did not achieve statistical significance. However, the change at end of study in the Sildenafil Cream group was consistent with how women reported meaningful improvement in an exit interview at the end of the study. The other co-primary endpoint evaluated the efficacy of Sildenafil Cream compared to placebo as measured by change from baseline to end of study in the score for feeling concerned by difficulties with sexual arousal. The change was assessed using one question from the previously validated Female Sexual Distress Scale – Desire, Arousal and Orgasm Survey. This assessment did not differentiate Sildenafil Cream from placebo. The secondary endpoint evaluated the efficacy of Sildenafil Cream compared to placebo as measured by change from baseline to end of study in the number of satisfactory sexual events based on the subjects’ response to a question answered and recorded via electronic diary within 24 hours after each sexual event. When measured at the 4- and 8-week mark after randomization, subjects in the Sildenafil Cream group had a higher proportion of satisfying sexual events during the prior four weeks (68.6% and 74.1% at the 4- and 8-week mark, respectively) compared to subjects in the placebo group (47.9% and 67.9% at the 4- and 8-week mark, respectively) (week 4 P value = 0.04).
Subjects in the Sildenafil Cream group showed improvements in multiple pre-specified exploratory endpoints that evaluated various aspects of the sexual experience, including concerns about difficulties with sexual arousal, arousal lubrication, achievement and pleasure of orgasm, and sexual desire. In an exploratory endpoint regarding concerns about difficulties with sexual arousal, when asked about their overall impression of change regarding their concerns about difficulties with sexual arousal, women treated with Sildenafil Cream were more likely to report an overall improvement. Based on responses to the question at the 4-, 8- and 12-week mark after randomization, 44% to 49% of the subjects treated with Sildenafil Cream reported an overall improvement compared to 37% to 44% of the subjects treated with placebo (P value < 0.01). Exploratory endpoints related to arousal lubrication, orgasm, and sexual desire demonstrated important differences between subjects in the Sildenafil Cream group compared to the placebo group as measured by change from baseline to the 8-week mark after randomization, at P value = 0.059, P value = 0.066, and P value = 0.022, respectively. Improvements in arousal lubrication, orgasm, and sexual desire in the Sildenafil Cream group achieved maximum separation from placebo at the 8-week mark after randomization and these improvements were maintained through end of study, demonstrating persistence while on treatment. In the placebo group, no such trends were observed, with no such improvements achieved at the 8-week mark. While improvements achieved in the Sildenafil Cream group in arousal lubrication, orgasm, and sexual desire by the 8-week mark persisted through end of study, no endpoint achieved statistical significance at end of study. Sildenafil Cream was generally safe and well-tolerated in the study for both the female subjects and their male partners enrolled in the study. There were no treatment related serious adverse events and the majority of treatment related adverse events were mild in severity.

We believe data from the Phase 2b RESPOND study support Sildenafil Cream’s potential to improve female genital arousal and orgasm, as well as sexual desire, suggesting that FSAD and/or FSIAD are potential indications to pursue, and we plan to advance clinical development of Sildenafil Cream into a Phase 3 pivotal study. Phase 3 clinical study design, including primary and secondary efficacy endpoints, study duration, timing for efficacy endpoint assessment, use of endpoints that reduce burden on study subjects (e.g., 28-day recall assessments as opposed to recall assessments within 24 hours after each sexual event), and inclusion/exclusion criteria for study subjects, will be determined following psychometric analyses we are conducting of the Phase 2b RESPOND study data and future discussions with the FDA, including an end of Phase 2 meeting with the FDA.
In April 2023, we announced the initiation of subject enrollment in a Phase 1, single-dose, double-blind, placebo-controlled, 3-way crossover clinical study of Sildenafil Cream using thermography to assess the pharmacodynamic (PD) and pharmacokinetic (PK) characterization of Sildenafil Cream. We expect this study will enroll approximately 15 women and be completed in 2023. Data from the study will expand our existing clinical and nonclinical data for Sildenafil Cream and are expected to support the ongoing development of Sildenafil Cream as a potential treatment for FSAD and/or FSIAD.
DARE-HRT1
In October 2022 and January 2023, we announced topline results of our Phase 1/2 clinical study of DARE-HRT1 conducted by our wholly owned subsidiary in Australia. The randomized, open-label, two arm, parallel group study evaluated the PK of two versions of DARE-HRT1 (estradiol 80 µg/progesterone 4 mg intravaginal ring (IVR) and estradiol 160 µg/progesterone 8 mg IVR) in approximately 20 healthy, post-menopausal women over approximately three consecutive months of use. The study also collected safety, usability, acceptability and symptom-relief data including the vasomotor symptoms, or VMS, as well as the vaginal symptoms of menopause. Based on pre-IND communications with the FDA and the topline PK data from the Phase 1/2 study, we plan to advance DARE-HRT1 directly into a Phase 3 clinical trial. We believe FDA approval of DARE-HRT1 for the treatment of moderate to severe VMS due to menopause in women with intact uteri is achievable via the FDA's 505(b)(2) pathway supported by a single, placebo-controlled Phase 3 clinical trial and a scientifically justified PK “bridge” (via a relative bioavailability trial) between DARE-HRT1 and the selected listed estradiol and progesterone drugs. Ongoing activities to support progressing DARE-HRT1 directly into a Phase 3 clinical study to support registration include manufacturing and non-clinical studies to support an investigational new drug, or IND, submission to the FDA and the IND-opening Phase 3 study.
DARE-VVA1
In November 2022, we announced topline results from of our Phase 1/2 clinical study of DARE-VVA1 conducted by our wholly owned subsidiary in Australia. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study enrolled 17 postmenopausal women with vulvovaginal atrophy (VVA), and evaluated the safety, tolerability, plasma PK and PD of DARE-VVA1. We believe the results of the Phase 1/2 study support ongoing development of DARE-VVA1 as a potential hormone-free treatment for moderate to severe VVA. We are conducting activities to support an IND submission to the FDA and an IND-opening Phase 2 clinical study.

DARE-PDM1
In February 2023, we announced the start of a Phase 1 clinical study of DARE-PDM1, which is being conducted by our wholly owned subsidiary in Australia. The DARE-PDM1 Phase 1 study, DARE-PDM1-001, is a multi-center, randomized, placebo-controlled, double-blind, three-arm parallel group study expected to enroll approximately 36 healthy, premenopausal women with primary dysmenorrhea. This study is designed to assess the systemic (plasma) and local mucosal (vaginal fluid) diclofenac PK and safety after a single dose and during three daily doses of vaginally administered DARE-PDM1, given in two different strengths (1% or 3% diclofenac in 2.5 mL of hydrogel) versus placebo. The study will also assess, as an exploratory endpoint, the preliminary dysmenorrhea treatment efficacy of DARE-PDM1, when dosed in three daily doses at the onset of dysmenorrhea symptoms, compared to a no-treatment, baseline, control cycle. The study observation period will encompass approximately three menstrual cycles. We anticipate announcing topline data from the study in 2023.
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
Recent Events
Positive Topline Data from Exploratory Phase 2b RESPOND Study of Sildenafil Cream
As discussed above, in June 2023, we announced topline data from our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, and in July 2023, we announced additional data from the study. See "Clinical-Stage Program Updates-Sildenafil Cream, 3.6%," above.
Amendment to Exclusive License Agreement with Organon
As discussed above, in July 2023, we entered into an amendment to our exclusive license agreement with Organon to commercialize XACIATO. See "XACIATO," above.
Receipt of Cash Rebate under Australian Research and Development Tax Incentive Program
In June 2023, we received a cash rebate from the government of Australia in the amount of approximately $1.6 million for research and development expenditures incurred in Australia in 2022. The rebate is accounted for as a reduction to research and development expenses.
NICHD Non-Dilutive Grant Award
In July 2023, we received a notice of award of a grant from NICHD of approximately $385,000 to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds will support activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida, or USF, which are to occur over a 12-month period. We previously entered into an option agreement with the University of South Florida Research Foundation, Inc., or USFRF, a nonprofit Florida corporation that is a direct support organization of USF, pursuant to which we have an exclusive right, and not an obligation, to elect to negotiate to acquire the exclusive worldwide rights in the field of human reproduction to patents and know-how controlled by USFRF relating to the potential therapeutic whose development is being supported by the NICHD award.

Financial Overview
Revenue
To date we have generated $11.0 million in revenue, $10.0 million of which represents the upfront payment under our license agreement with Organon to commercialize XACIATO, which is recognized as license fee revenue, and $1.0 million of which represents the reimbursement for PDUFA fees and other manufacturing expenses and to support continued advancement of the development and commercialization of XACIATO, which will be recognized as license fee revenue in the third quarter of 2023. In the future, we may generate revenue from royalties and commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, and research and development payments in connection with strategic collaborations. In the future and for an interim period, we may also generate revenue from commercial supply of XACIATO to Organon. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If the commercialization of XACIATO is not successful or we fail to complete the development of our product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
Investment in the development of and seeking regulatory approval for our clinical-stage and Phase 1-ready product candidates and the development of any other potential product candidates we may advance into and through clinical trials in the pursuit of regulatory approvals, will increase our research and development expenses. Activities associated with the foregoing will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to, among other factors, license fee and/or milestone payments.
We recognize the Australian Research and Development Tax Incentive Program, or the Tax Incentive, as a reduction of research and development expenses. The amounts are determined based on our eligible research and development expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.

We receive funding through grants that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants, we recognize grant funding in the statements of operations as a reduction to research and development expense (contra-research and development expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained in our 2022 10-K and Note 8, Grant Awards, to our condensed consolidated financial statements contained in this report. For the three and six months ended June 30, 2023 and 2022, we recognized contra-research and development expenses of approximately $2.2 million and $4.7 million, respectively, and $1.0 million and $2.0 million, respectively.
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

Results of Operations
Comparison of Three Months Ended June 30, 2023 and 2022 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
License fee revenue	$—	$10,000,000	$(10,000,000)	(100)%
Total revenue	—	10,000,000	(10,000,000)	(100)%
Operating expenses:
General and administrative	2,920,672	2,792,894	127,778	5%
Research and development	6,043,684	6,797,784	(754,100)	(11)%
License fee expenses	25,000	25,000	—	—%
Total operating expenses	8,989,356	9,615,678	(626,322)	(7)%
Income (loss) from operations	(8,989,356)	384,322	(9,373,678)	(2439)%
Other income	227,124	29,676	197,448	665%
Net income (loss)	$(8,762,232)	$413,998	$(9,176,230)	(2216)%
Other comprehensive income (loss):
Foreign currency translation adjustments	(31,151)	(135,869)	104,718	(77)%
Comprehensive income (loss)	$(8,793,383)	$278,129	$(9,071,512)	(3262)%

Revenues
License fee revenue for the three months ended June 30, 2022 relates to our license agreement with Organon to commercialize XACIATO. We earned $10.0 million in license fee revenue related to the transfer of the license and related know-how to Organon upon effectiveness of the agreement on June 30, 2022.
General and administrative expenses
The increase of approximately $128,000 in general and administrative expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily attributable to increases in (i) professional services expense of approximately $148,000, (ii) personnel costs of approximately $104,000, and (iii) stock-based compensation expense of approximately $74,000. These increases were partially offset by decreases in general corporate overhead, including rent and facilities expenses, of approximately $158,000.
Research and development expenses
The decrease of approximately $754,000 in research and development expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily attributable to decreases in expenses related to our Sildenafil Cream Phase 2b RESPOND clinical study of approximately $1.2 million, and decreases in expenses related to clinical trial and manufacturing and regulatory affairs activities for our clinical-stage product candidate Ovaprene of approximately $831,000, partially offset by increases in costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.3 million.
License fee expenses
For each of the three months ended June 30, 2023 and June 30, 2022, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.

Other income
The increase of $0.2 million in other income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to an increase in interest earned on cash balances in the current period.
Comparison of Six Months Ended June 30, 2023 and 2022 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
License fee revenue	$—	$10,000,000	$(10,000,000)	100%
Total revenue	—	10,000,000	(10,000,000)	100%
Operating expenses:
General and administrative	6,258,098	5,362,881	895,217	17%
Research and development	11,063,907	12,603,247	(1,539,340)	(12)%
License fee expenses	50,000	50,000	—	—%
Total operating expenses	17,372,005	18,016,128	(644,123)	(4)%
Loss from operations	(17,372,005)	(8,016,128)	(9,355,877)	117%
Other income	567,272	31,456	535,816	1703%
Net loss	$(16,804,733)	$(7,984,672)	$(8,820,061)	110%
Other comprehensive loss:
Foreign currency translation adjustments	(53,156)	(145,019)	91,863	(63)%
Comprehensive loss	$(16,857,889)	$(8,129,691)	$(8,728,198)	107%

Revenues
License fee revenue relates to our license agreement with Organon to commercialize XACIATO. See "—Comparison of Three Months Ended June 30, 2023 and 2022 (Unaudited)—Revenues," above.
General and administrative expenses
The increase of approximately $895,000 in general and administrative expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to (i) a one-time fraud loss of approximately $230,000, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, and (ii) increases in (a) professional services expense of approximately $226,000, (b) commercial-readiness expenses of approximately $199,000, (c) personnel costs of approximately $153,000, and (d) stock-based compensation expense of approximately $141,000. These increases were partially offset by decreases in general corporate overhead, including rent and facilities expenses, of approximately $54,000.
Research and development expenses
The decrease of approximately $1.5 million in research and development expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to decreases in (i) expenses related to clinical trial and manufacturing and regulatory affairs activities for our clinical-stage product candidate Ovaprene of approximately $1.9 million, (ii) costs related to our Sildenafil Cream exploratory Phase 2b RESPOND clinical study of approximately $1.5 million, and (iii) costs related to our pre-clinical development activities of approximately $219,000, partially offset by increases in costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $2.1 million.

License fee expenses
For each of the six months ended June 30, 2023 and June 30, 2022, we accrued $50,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income
The increase of approximately $0.5 million in other income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to an increase in interest earned on cash balances in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At June 30, 2023, our accumulated deficit was approximately $157.9 million, our cash and cash equivalents were approximately $13.3 million, our deferred grant funding liabilities under our grant agreements related to DARE-LARC1 and DARE-LBT were approximately $13.1 million and $0.6 million, respectively, and our working capital deficit was approximately $2.5 million. Substantially all of our cash and cash equivalents at June 30, 2023 represented funds received under such grant agreements and such funds may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. We incurred a loss from operations of approximately $16.8 million and had negative cash flow from operations of approximately $22.7 million during the six months ended June 30, 2023.
We expect to incur significant losses from operations and negative cash flows from operations for the foreseeable future as we continue to develop and seek to bring to market our existing product candidates and as we seek to potentially acquire, license and develop additional product candidates. We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments to third-party licensors upon the occurrence of commercial milestones for XACIATO and development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator. The amount and timing of our capital needs have and will continue to depend highly on many factors, including the pace at which our clinical development programs proceed and the expenses associated therewith. In large part, we can control the pace of advancement of our development programs and, therefore, we can control the timing of when we incur most of our research and development expenses.
Currently, our sources of potential license fee revenue are our license agreements relating to XACIATO and Ovaprene. If the first commercial sale of XACIATO in the U.S. occurs in 2023 as expected, we will receive a $1.8 million milestone payment and we will be eligible to receive royalty payments at rates in the tiered double-digits based on annual net sales of XACIATO. We do not expect royalty payments for 2023 net sales of XACIATO to materially impact our cash resources or requirements. In regard to our license agreement relating to the commercialization of Ovaprene in the U.S., if approved, we are not eligible to receive any additional payments from our collaborator until after we complete the planned pivotal Phase 3 clinical study of Ovaprene.

We anticipate our general and administrative expenses to increase in 2023 compared to 2022 primarily due to increased personnel costs and other general corporate overhead. General and administrative expenses have included and are expected to include additional costs related to commercial-readiness activities and obtaining commercial supply of XACIATO from our contract manufacturer. Under the terms of our license agreement with Organon, Organon will purchase XACIATO from us at a price equal to our manufacturing costs plus a single digit percentage markup. As a result, we do not anticipate our costs for providing XACIATO to Organon will have a material impact on our cash resources and requirements. Following commercial launch of XACIATO, we expect our general and administrative expenses will include payments by us under our in-license agreement for XACIATO, including a $500,000 milestone payment upon first commercial sale of XACIATO in the U.S. and royalty payments at rates in the high single-digit to low double-digits based on annual net sales of XACIATO.
The majority of our operating expenses during a fiscal year are research and development expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. The amount of our research and development expenses for the remainder of 2023 is difficult to predict with certainty and will depend on the pace and extent of our research and development activities. Factors that impact the pace and extent of our research and development activities and, therefore our research and development spend include, without limitation, our cash resources, reprioritization of development programs and activities, the scope, timing of commencement, and rate of progress of our clinical trials and preclinical studies, the cost and timing of manufacture and receipt of clinical supplies, timing of regulatory approval of a clinical study or alignment on study design, the results of our clinical trials and preclinical studies, and the extent to which we establish strategic collaborations or other arrangements and the terms of such arrangements. We currently anticipate our research and development expenses for 2023 will be less than our research and development expenses for 2022, in part due to cost-savings measures we have implemented. Our research and development expenses for the remainder of 2023 will be primarily associated with our exploratory Phase 2b RESPOND clinical study and ongoing Phase 1 thermography clinical study of Sildenafil Cream, manufacturing activities in connection with our pivotal Phase 3 clinical study of Ovaprene, and variable expenses for our other programs, the timing of when we incur the majority of such expenses we can control.
We closely monitor our cash resources and we have implemented cost-savings measures, primarily by controlling our spend on research and development activities related to clinical-stage programs other than Ovaprene and Sildenafil Cream. These cost-savings measures may impact anticipated development timelines for our clinical-stage programs, including DARE-HRT1, DARE-VVA1 and DARE-204/214. We will need additional capital to fund our operating needs into the fourth quarter of 2023 and to meet our current obligations as they become due. We are in ongoing discussions with multiple potential third-party sources of additional capital, including non-dilutive sources of capital, and we believe that we will be able to obtain sufficient capital when needed in a manner that will not materially impact the development of our product candidates. However, many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that we will receive additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part II of this report titled, We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.

Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants and strategic collaborations. We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity (including sales of our common stock in ATM offerings), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, rising interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, impacts of the war in Ukraine, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding.
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
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. As discussed above, there is substantial doubt about our ability to continue as a going concern because we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(22,703,918)	$(20,791,986)
Net cash used in investing activities	—	(5,369)
Net cash provided by financing activities	1,751,570	1,338,899
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(53,156)	(145,019)
Net decrease in cash, cash equivalents and restricted cash	$(21,005,504)	$(19,603,475)
Net cash used in operating activities
Cash used in operating activities for the six months ended June 30, 2023 included the net loss of $16.8 million, decreased by non-cash stock-based compensation expense of approximately $1.3 million. Components providing operating cash were an increase in accounts payable of approximately $4.5 million, a decrease in other receivables of approximately $1.1 million, and an increase in deferred revenue of approximately $0.2 million related to XACIATO commercial product supply. Components reducing operating cash were a decrease in accrued expenses of approximately $6.7 million, a decrease in deferred grant funding of approximately $4.6 million, an increase in prepaid expenses of approximately $1.4 million, and a one-time fraud loss of $0.2 million related to a "business email compromise fraud" to which we were subject, net of insurance reimbursement, which was recognized in general and administrative expenses.

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
Net cash used in investing activities
No cash was used in investing activities for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2022 was de minimis.
Net cash provided by financing activities
Cash provided by financing activities for the six months ended June 30, 2023 and June 30, 2022 of approximately $1.8 million and $1.2 million in the aggregate, respectively, primarily consisted of sales of our common stock under our ATM sales agreement and upon the exercise of warrants.
License and Royalty Agreements
We agreed to make royalty and milestone payments under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream, and under other agreements related to our other clinical and preclinical candidates. During the remainder of 2023, based on our current expectations regarding the development of our product candidates and sales of XACIATO, we expect to pay approximately $2.7 million in royalty and milestone payments under the license and development agreements, which is significantly less than our previously reported expected amount, primarily due to lesser anticipated royalty payments we may owe with respect to sales of XACIATO resulting from the delay of its commercial launch from earlier expectations. For further discussion of these potential payments, see Note 3 to our condensed consolidated financial statements contained in this report.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2023 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2022 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Except as discussed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2022 10-K.
We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.
We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we develop and seek to bring to market our existing product candidates and as we seek to potentially acquire or license and develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2022 and June 30, 2023 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2023, our accumulated deficit was approximately $157.9 million, our cash and cash equivalents were approximately $13.3 million, our deferred grant funding liabilities under our grant agreements related to DARE-LARC1 and DARE-LBT were approximately $13.7 million, and we had a working capital deficit of approximately $2.5 million. Substantially all of our cash and cash equivalents at June 30, 2023 represented funds received under such grant agreements and such funds may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. We will require additional capital to fund our operating needs into the fourth quarter of 2023 and to meet our current obligations as they become due. Advancing our investigational women's health products through clinical development and pursuing regulatory approval and commercialization will require substantial additional investment. We will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend highly on many factors, as discussed further below as well as under "ITEM 2. MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources—Plan of Operations and Future Funding Requirements" in Part I of this report.
Our management has devoted, and may continue to devote, significant time and we may incur substantial costs in pursuing, evaluating and negotiating potential capital-raising transactions and those efforts may not prove successful on a timely basis, or at all. If we cannot raise adequate additional capital when needed, we may be forced to reduce, or even terminate our operations. We may delay, scale back or eliminate one or more of our product development programs; delay, limit or terminate activities in support of our third-party collaborator’s commercialization of XACIATO in the U.S.; relinquish rights under our license agreements with third parties relating to our product and product candidates; forgo opportunities to expand our product portfolio; take other measures to reduce our expenses; reorganize or merge with another entity; or file for bankruptcy or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and our stockholders may lose all or part of their investment in our common stock.
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
Should we add product candidates to our portfolio, should our existing product candidates require testing or other capital-intensive development activities that we do not anticipate, should the duration of our clinical trials be longer than anticipated, should manufacturing and supply be disrupted, or should regulatory approvals be delayed, our cash resources will be further strained. Should our product development efforts succeed, we will need to develop a commercialization plan for each product, which may also require significant resources to create and implement. In addition, the terms of any collaboration agreements for development and/or commercialization of our product and product candidates may significantly impact our need for additional capital. Because of these uncertainties and the other risks and uncertainties discussed in the “Risk Factors” sections of this report and our 2022 10-K, we cannot reasonably estimate the amount funding necessary to successfully complete development of and seek regulatory approval for our product candidates or to commercialize any approved products. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our planned operations.
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
Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. An economic downturn, recession or recessionary concerns, increased inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, or the occurrence or continued occurrence of events similar to those in recent years, such as the COVID-19 pandemic or other public health emergencies, geopolitical conflict (such as the war in Ukraine), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.

There is no assurance that we will continue to satisfy the listing requirements of the Nasdaq Capital Market.
Our common stock is listed on the Nasdaq Capital Market. As previously reported, on July 19, 2023, we received a letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), and that we have initial period of 180 calendar days, or until January 16, 2024 (the “Compliance Date”), to regain compliance. We will regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days during such 180-day period, unless the Nasdaq Staff exercises its discretion to extend such 10-day period.
If we have not regained compliance by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify for this additional compliance period, we would have to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, including having stockholders’ equity of at least $5.0 million under the “Equity Standard” or of at least $4.0 million under the “Market Value of Listed Securities Standard” or “Net Income Standard,” and we would need to provide written notice of our intention to cure the minimum bid price deficiency during the additional compliance period, by effecting a reverse stock split, if necessary. If we are not granted the additional compliance period for any reason, the Nasdaq Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Hearing Panel.
In addition, the Nasdaq Capital Market requires that companies have: (x) stockholders' equity of at least $2.5 million; (y) a market value of listed securities of at least $35 million; or (z) net income from continuing operations of $500,000 in the company's most recently completed fiscal year or in two of the three most recently completed fiscal years. Our stockholders' equity at June 30, 2023 was negative $2.7 million and we do not currently meet either of the two alternative compliance standards described in clause (y) and (z). Accordingly, we expect to receive a separate notice from Nasdaq informing us that we do not meet the foregoing continued listing requirements. If we receive such a notice, we expect to be afforded 45 days to submit a plan to regain compliance with the stockholders' equity requirement for Nasdaq's consideration, and if the plan is accepted, to be granted an extension period of up to 180 calendar days from the date of the deficiency notice to regain compliance. If the plan is not accepted or if we are unable to regain compliance within any extension period granted by Nasdaq, Nasdaq would be required to issue a delisting determination, which we expect we would be entitled to request a hearing before a Nasdaq Hearings Panel to present a plan to regain compliance and to request a further extension period to regain compliance.
There can be no assurance we will regain compliance with the Minimum Bid Price Requirement or continue to satisfy the other continued listing requirements of The Nasdaq Capital Market. The delisting of our common stock, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)    Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item in this report.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Third Amended and Restated Bylaws					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: August 10, 2023	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)