Form 10-Q
period 2023-09-30
Dare Bioscience, Inc.
filed 2023-11-09
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 8, 2023, 98,562,344 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part II, Item 1A, "Risk Factors", in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:
•Inability to raise additional capital, under favorable terms or at all, to fund our operating needs and continue as a going concern;
•Failure to complete development of our product candidates or submit and obtain United States Food and Drug Administration, or FDA, or foreign regulatory authority approval for our product candidates on projected timelines or budgets, or at all;
•Inability to demonstrate sufficient safety and efficacy of our product candidates;
•The timely supply of XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO, and our clinical trial supplies, including their components as well as the finished product, in the quantities needed in accordance with current good manufacturing practices, our specifications and other applicable requirements;
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
•Higher risk of failure associated with product candidates in preclinical stages of development that may lead investors to assign them little to no value and make these assets difficult to fund;
•Dependence on grant funding for preclinical development of DARE-LARC1 and DARE-LBT;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,894,424	$34,669,605
Other receivables	1,129,759	1,703,160
Prepaid expenses	6,579,933	6,665,988
Other current assets	831,379	—
Total current assets	22,435,495	43,038,753
Property and equipment, net	58,623	64,908
Deposits	1,763,477	10,502
Other non-current assets	796,435	712,220
Total assets	$25,054,030	$43,826,383
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,987,397	$2,027,953
Accrued expenses	5,293,246	10,894,016
Deferred grant funding	15,662,335	18,303,567
Deferred revenue	205,206	—
Current portion of lease liabilities	194,586	398,391
Total current liabilities	26,342,770	31,623,927
Deferred revenue, non-current	1,000,000	1,000,000
Lease liabilities long-term	—	90,346
Total liabilities	27,342,770	32,714,273
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 98,292,344 and 84,825,481 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9,829	8,482
Accumulated other comprehensive loss	(419,497)	(351,311)
Additional paid-in capital	164,299,397	152,529,579
Accumulated deficit	(166,178,469)	(141,074,640)
Total stockholders' equity (deficit)	(2,288,740)	11,112,110
Total liabilities and stockholders' equity (deficit)	$25,054,030	$43,826,383

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
License fee revenue	$1,000,000	$—	$1,000,000	$10,000,000
Total revenue	1,000,000	—	1,000,000	10,000,000

Operating expenses
General and administrative	2,696,779	2,651,543	8,954,877	8,014,424
Research and development	6,674,636	4,462,250	17,738,543	17,065,497
License fee expense	25,000	25,000	75,000	75,000
Total operating expenses	9,396,415	7,138,793	26,768,420	25,154,921
Loss from operations	(8,396,415)	(7,138,793)	(25,768,420)	(15,154,921)
Other income	97,319	118,950	664,591	150,406
Net loss	$(8,299,096)	$(7,019,843)	$(25,103,829)	$(15,004,515)
Net loss to common shareholders	$(8,299,096)	$(7,019,843)	$(25,103,829)	$(15,004,515)
Foreign currency translation adjustments	(15,030)	(230,748)	(68,186)	(375,767)
Comprehensive loss	$(8,314,126)	$(7,250,591)	$(25,172,015)	$(15,380,282)
Loss per common share - basic and diluted	$(0.09)	$(0.08)	$(0.29)	$(0.18)
Weighted average number of shares outstanding:
Basic and diluted	91,051,642	84,822,516	87,221,575	85,553,134

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Nine Months Ended September 30, 2023
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2022	84,825,481	$8,482	$152,529,579	$(351,311)	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	624,621	—	—	624,621
Issuance of common stock from the exercise of warrants	1,353,515	136	1,299,239	—	—	1,299,375
Net loss	—	—	—	—	(8,042,501)	(8,042,501)
Foreign currency translation adjustments	—	—	—	(22,005)	—	(22,005)
Balance at March 31, 2023	86,178,996	$8,618	$154,453,439	$(373,316)	$(149,117,141)	$4,971,600
Stock-based compensation	—	—	650,186	—	—	650,186
Issuance of common stock, net of issuance costs	454,592	45	452,150	—	—	452,195
Net loss	—	—	—	—	(8,762,232)	(8,762,232)
Foreign currency translation adjustments	—	—	—	(31,151)	—	(31,151)
Balance at June 30, 2023	86,633,588	$8,663	$155,555,775	$(404,467)	$(157,879,373)	$(2,719,402)
Stock-based compensation	—	—	636,086	—	—	636,086
Issuance of common stock and warrants, net of issuance costs	11,658,756	1,166	8,107,536	—	—	8,108,702
Net loss	—	—	—	—	(8,299,096)	(8,299,096)
Foreign currency translation adjustments	—	—	—	(15,030)	—	(15,030)
Balance at September 30, 2023	98,292,344	$9,829	$164,299,397	$(419,497)	$(166,178,469)	$(2,288,740)

Nine Months Ended September 30, 2022
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	532,409	—	—	532,409
Net loss	—	—	—	—	(8,398,670)	(8,398,670)
Foreign currency translation adjustments	—	—	—	(9,150)	—	(9,150)
Balance at March 31, 2022	83,944,119	$8,394	$149,560,211	$(164,123)	$(118,525,572)	$30,878,910
Stock-based compensation	—	—	537,521	—	—	537,521
Issuance of common stock, net of issuance costs	751,040	75	1,218,675	—	—	1,218,750
Stock options exercised	125,699	13	120,136	—	—	120,149
Net income	—	—	—	—	413,998	413,998
Foreign currency translation adjustments	—	—	—	(135,869)	—	(135,869)
Balance at June 30, 2022	84,820,858	$8,482	$151,436,543	$(299,992)	$(118,111,574)	$33,033,459
Stock-based compensation	—	—	556,448	—	—	556,448
Stock options exercised	4,623	—	4,456	—	—	4,456
Net loss	—	—	—	—	(7,019,843)	(7,019,843)
Foreign currency translation adjustments	—	—	—	(230,748)	—	(230,748)
Balance at September 30, 2022	84,825,481	$8,482	$151,997,447	$(530,740)	$(125,131,417)	$26,343,772
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,103,829)	$(15,004,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,383	13,580
Stock-based compensation expense	1,910,893	1,626,378
Non-cash operating lease cost	(18,602)	29,320
Gain on early termination of lease	—	(46,477)
Changes in operating assets and liabilities:
Other receivables	573,401	(1,146,724)
Prepaid expenses	86,053	(4,408,886)
Deposits	(1,752,975)	—
Other current assets	(831,379)	77,939
Other non-current assets	(24,764)	—
Accounts payable	2,959,446	1,374,109
Accrued expenses	(6,068,350)	1,000,086
Deferred grant funding	(2,641,232)	4,293,433
Deferred revenue	205,206	—
Net cash used in operating activities	(30,677,749)	(12,191,757)
Cash flows from investing activities
Purchases of property and equipment	(22,099)	(60,372)
Net cash used in investing activities	(22,099)	(60,372)
Cash flows from financing activities
Net proceeds from issuance of common stock and warrants	8,560,897	1,218,750
Proceeds from the exercise of stock options	—	124,605
Proceeds from the exercise of common stock warrants	1,299,375	—
Issuance of note payable	601,174	—
Payments on note payable	(133,594)	—
Net cash provided by financing activities	10,327,852	1,343,355
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(68,185)	(375,767)
Net change in cash, cash equivalents and restricted cash	(20,440,181)	(11,284,541)
Cash, cash equivalents and restricted cash, beginning of period	34,669,605	51,674,087
Cash, cash equivalents and restricted cash, end of period	$14,229,424	$40,389,546

Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$13,894,424	$40,389,546
Restricted cash included in other non-current assets	335,000	—
Total cash, cash equivalents and restricted cash	$14,229,424	$40,389,546

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$—	$585,942
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
The first shipment of the Company's product, XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO, in connection with the first commercial sale of the product in the United States occurred in October 2023. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In March 2022, the Company entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO, which became fully effective in June 2022. Under the license agreement, the marketing, distribution and sale of XACIATO in the United States (and outside the U.S. if approved in non-U.S. jurisdictions in the future) will be by Organon and/or its affiliates, agents or sublicensees.
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
As of September 30, 2023, the Company had an accumulated deficit of approximately $166.2 million, cash and cash equivalents of approximately $13.9 million, deferred grant funding liabilities under the Company's grant agreements related to DARE-LARC1 and DARE-LBT of approximately $15.7 million, and a working capital deficit of approximately $3.9 million. Substantially all of the Company's cash and cash equivalents at September 30, 2023 represented grant funds received under such grant agreements that may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the nine months ended September 30, 2023, the Company incurred a net loss of approximately $25.1 million and had negative cash flow from operations of approximately $30.7 million.
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

The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of September 30, 2023 and December 31, 2022. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of September 30, 2023 or December 31, 2022.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2023
Current assets:
Cash equivalents (1)	$13,528,906	$—	$—	$13,528,906
Balance at December 31, 2022
Current assets:
Cash equivalents (1)	$33,238,658	$—	$—	$33,238,658
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
Collaboration Revenues. The Company enters into collaboration and licensing agreements under which it out-licenses certain rights to its products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to the Company: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products. As of September 30, 2023, the Company has not recognized any collaboration revenues.
License Fee Revenue. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has recognized $11.0 million in license fee revenue, $10.0 million of which represents the upfront payment under its license agreement for XACIATO and $1.0 million of which represents the payment required by the first amendment to such license agreement entered into in July 2023.

The Company also has a $1.0 million upfront non-refundable license fee payment from collaborator Bayer HealthCare LLC, or Bayer, recorded as deferred license revenue in the Company's consolidated balance sheets at September 30, 2023 and December 31, 2022. In 2020, the Company entered into a license agreement with Bayer regarding the further development and commercialization of Ovaprene in the U.S. and received a $1.0 million upfront non-refundable license fee payment from Bayer. (See Note 3, Strategic Agreements.) Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of September 30, 2023, neither of the foregoing had occurred.
Milestone Payments. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Potential future milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. As of September 30, 2023, the Company has not recognized any milestone payment revenues.
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2023, the Company has not recognized any royalty revenues.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The evaluation is based on the degree the Company controls the specified product at any time before transfer to the customer. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if the Company is in the capacity of an agent. As of September 30, 2023, the Company has not recognized any product supply revenues.
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon, which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. In July 2022, the Company received a $10.0 million non-refundable and non-creditable payment from Organon, which was recorded as license fee revenue. In July 2023, the Company entered into an amendment to the license agreement whereby Organon agreed to pay $1.0 million to the Company as reimbursement for registration fees paid to the FDA in connection with the new drug application for XACIATO (known as PDUFA fees) and other manufacturing expenses and to support continued advancement of the development and commercialization of XACIATO, which was recognized as license fee revenue. The amount payable by Organon to the Company in connection with the first commercial sale of a licensed product in the United States was revised to $1.8 million.
Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $181.8 million in milestone payments as follows: $1.8 million in connection with the first commercial sale of a licensed product in the United States; and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.

At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the quarter ended September 30, 2023, the transaction price was updated to $11.0 million.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of September 30, 2023, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at September 30, 2023 and December 31, 2022.
If Bayer elects to make the license effective, the Company will be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
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

Strategic Agreements for Pipeline Development
Douglas License Agreement
In August 2023, the Company entered into a license agreement with Douglas Pharmaceuticals Limited, or Douglas, and a stand-by direct license agreement with The University of Manchester, or Manchester, under which the Company acquired the exclusive rights to develop and commercialize a lopinavir and ritonavir combination soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia (CIN).
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of September 30, 2023, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of September 30, 2023, no payments have been made under this agreement.
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
Under the terms of the License Agreement, the Company paid clinical and regulatory development milestones in the aggregate of $300,000 to MilanaPharm, the final payment of $250,000 was expensed in 2021. The Company may also pay MilanaPharm up to $500,000 upon the first commercial sale in the United States of the first licensed product for each vaginal and urological use, and up to $250,000 upon the first commercial sale in the United States of each successive licensed products for each vaginal or urological use. In accordance with the terms of the License Agreement, the first commercial sale of XACIATO in the U.S. triggers a $500,000 payment to MilanaPharm. In addition, upon achievement of $50.0 million in cumulative worldwide net sales of licensed products the Company must pay MilanaPharm $1.0 million. MilanaPharm is also eligible to receive (a) a low double-digit percentage of all income received by the Company or its affiliates in connection with any sublicense granted to a third party for use outside of the United States, subject to certain exclusions, and (b) high single-digit to low double-digit royalties based on annual worldwide net sales of licensed products and processes.
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which has been paid as of September 30, 2023.
Pear Tree Acquisition
In May 2018, the Company acquired Pear Tree Pharmaceuticals, Inc., or Pear Tree, to secure exclusive, sublicensable, worldwide rights under certain patents and know-how to develop and commercialize a proprietary formulation of tamoxifen for vaginal administration. This acquisition led to the Company's DARE-VVA1 program.
Under the terms of the merger agreement, the Company agreed to pay the former stockholders of Pear Tree: (a) up to $15.5 million in the aggregate upon achievement of certain clinical development and regulatory milestones by licensed products, and (b) up to $47.0 million in the aggregate upon achievement of certain commercial milestones by licensed products. Additionally, the former stockholders of Pear Tree are eligible to receive tiered royalties based on single-digit to low double-digit percentages of annual net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, and a portion of royalties the Company receives from sublicensees. Both the milestone and royalty payments may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the merger agreement. Under the merger agreement, in addition to customary royalty reductions and offsets, royalty payments and payments based on income received from sublicensees of licensed products made by the Company to Pear Tree's licensors are creditable against all royalty and sublicense revenue share payments payable to the former stockholders of Pear Tree.

The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which has been paid as of September 30, 2023; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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

SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue.
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

September 2023 Registered Direct Offering
On August 29, 2023, the Company entered into a securities purchase agreement with an institutional investor and an investor affiliated with Douglas for the purchase and sale of 10,000,000 shares of the Company's common stock and warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock in a registered direct offering priced at-the-market under Nasdaq rules. Each warrant is exercisable for one share of the Company's common stock. The terms of the warrants are further described below in this Note 4. The offering price was $0.70 per share of common stock and accompanying warrant. The aggregate gross proceeds to the Company from the offering were $7.0 million, and net proceeds were approximately $6.8 million. The offering was made pursuant to the Company's registration statement on Form S-3 (File No. 333-254862), filed with the SEC on March 30, 2021, and declared effective by the SEC on April 7, 2021, and a prospectus supplement thereunder. The offering closed on September 1, 2023.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agents. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, the prospectus supplement dated March 31, 2023 relating to the offering of up to $50.0 million of shares of the Company's common stock under the sales agreement, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement. During the nine months ended September 30, 2023, the Company sold 2,113,348 shares of common stock under this agreement and received aggregate gross proceeds of approximately $1.8 million and incurred sales agent commissions and fees of approximately $41,000.
October 2021 ATM Sales Agreement
In October 2021, the Company entered into a sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acted as the Company's agent. During the nine months ended September 30, 2023 and 2022, the Company sold zero and 751,040 shares of its common stock under the agreement, respectively. The Company terminated the agreement in March 2023.
Common Stock Warrants
September 2023 Warrants
In connection with the registered direct offering completed in September 2023, the Company issued to the investors in that offering warrants to purchase up to an aggregate of 10,000,000 shares of the Company's common stock. The warrants will be exercisable six months after issuance. The warrants have a term of five and one-half years from the date of issuance and an exercise price of $0.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. A holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrants include certain rights upon “fundamental transactions” as described in the warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of the Company's common stock in such fundamental transaction in the amount of the Black-Scholes value (as described in the warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

The warrants were allocated a value of $2.9 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 87.77%; risk-free interest rate: 4.29%; expected dividend yield: 0%; and expected term: 5.5 years. The warrants were deemed to be classified as equity and recorded within additional paid in capital on the condensed consolidated balance sheets. As of September 30, 2023, none of the warrants have been exercised.
February 2018 Warrants
In connection with an underwritten public offering in February 2018, the Company issued to the investors in that offering, warrants exercisable through February 15, 2023 with an initial exercise price of $3.00 per share. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the grant date. The warrants included a price-based anti-dilution provision, which resulted in automatic reductions to the exercise price of the warrants in April 2019 and July 2020 to $0.98 per share and to $0.96 per share, respectively.
Summary of Warrant Activity
During the nine months ended September 30, 2023, February 2018 warrants to purchase 1,353,515 shares of common stock were exercised for gross proceeds of approximately $1.3 million and the remaining unexercised February 2018 warrants expired on February 15, 2023. No warrants were exercised during the nine months ended September 30, 2022.
As of September 30, 2023, the Company had the following warrants outstanding:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
10,000,000	$0.77	03/01/2029
6,500	$10.00	04/04/2026
10,006,500
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the nine months ended September 30, 2023 or September 30, 2022.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the nine months ended September 30, 2023. The exercise price of all options granted during the nine months ended September 30, 2023 was equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2023, unamortized stock-based compensation expense of approximately $4.9 million will be amortized over a weighted average period of 2.27 years. The number of shares of common stock available for future awards granted under the 2022 Plan at September 30, 2023 was 6,725,247.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	6,612,554	$1.60
Granted	2,857,665	1.13
Exercised	—	—
Cancelled/forfeited	(6,331)	1.17
Expired	—	—
Outstanding at September 30, 2023	9,463,888	$1.46
Exercisable at September 30, 2023	5,225,163	$1.50
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$207,081	$168,323	$617,580	$514,875
General and administrative	429,006	388,125	1,293,313	1,111,503
Total	$636,087	$556,448	$1,910,893	$1,626,378
6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leases general office and laboratory space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The extension of the lease in February 2022 resulted in an increase in operating lease liabilities and ROU assets of approximately $1.0 million. In September 2022, the landlord exercised its option to terminate the lease, resulting in the new lease term ending on December 31, 2023. The termination of the lease resulted in a reduction of operating lease liabilities and ROU assets of approximately $504,000 and $458,000, respectively, and a $46,000 gain on the modification of the lease which was included as a reduction to research and development expense for the year ended December 31, 2022. MBI entered into a new lease for general office space and laboratory space in June 2023 that will commence on November 1, 2023 and will create an obligation to pay approximately $1.4 million over the lease period of three years.
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
At September 30, 2023, the Company reported operating lease ROU assets of approximately $182,000 in other non-current assets, approximately $195,000 in current portion of lease liabilities, and approximately $0 in lease liabilities long-term in the condensed consolidated balance sheets.
Total operating lease costs were approximately $125,000 and $409,000 for the three and nine months ended September 30, 2023, respectively, and $116,000 and $469,000 for the three and nine months ended September 30, 2022, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $105,516 and $314,774 for the three and nine months ended September 30, 2023, respectively, and $81,000 and $231,000 for the three and nine months ended September 30, 2022, respectively. These amounts are included in operating activities in the condensed consolidated statements of cash flows. At September 30, 2023, operating leases had a weighted average remaining lease term of 0.58 years.
As of September 30, 2023, future minimum lease payments under the Company's operating leases are as follows (does not include any minimum lease payments under the lease MBI entered in June 2023 because the lease does not commence until November 1, 2023):

Remainder of 2023	$107,000
2024	93,000
Total future minimum lease payments	200,000
Less: accreted interest	5,000
Total operating lease liabilities	$195,000

7.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In July 2023, the Company obtained financing for certain director and officer and other liability insurance premiums. The agreement for such financing assigns to the lender a first priority lien on and a security interest in the financed insurance policies and any additional premium required in the financed insurance policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed insurance policies and financed by the lender, (c) any credits generated by the financed insurance policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any financed insurance policy could become fully earned in the event of loss, the lender will be named a loss-payee with respect to such policy.
The total premiums, taxes and fees financed was approximately $0.8 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. The Company will make monthly installment payments on the financed amount through April 20, 2024. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. At September 30, 2023, the Company's remaining obligation under the agreement was approximately $0.5 million.
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has made aggregate payments of $5.0 million to NICHD, $3.5 million of which was paid in 2022. The Company's remaining obligation under the CRADA at September 30, 2023 was $0.5 million.

8.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding
The Company has received notices of awards and non-dilutive grant funding from NICHD to support the development of DARE-PTB1, DARE-LARC1, DARE-204/214 and DARE-PTB2. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
DARE-PTB1
In August 2020, the Company received a notice of award of a grant from NICHD to support the development of DARE-PTB1. The award of approximately $300,000 was to be used for what is referred to as the "Phase I" segment of the project outlined in the Company's grant application. The Phase I segment ended in July 2023. Additional potential funding of up to approximately $2.0 million for the "Phase II" segment of the project outlined in the grant application is contingent upon satisfying specified requirements, including, assessment of the results of the Phase I segment, determination that the Phase I goals were achieved, and availability of funds. No determination has been received by the Company to date as to whether the Company will receive any funding for the Phase II segment and there is no guarantee the Company will receive any such funding.
The Company recorded credits to research and development expense for costs related to the NICHD award of $100 and $1,000 during the three and nine months ended September 30, 2023, respectively, and $459 and $19,911 during the three and nine months ended September 30, 2022, respectively. No receivable was recorded at September 30, 2023 or December 31, 2022. The Company received aggregate reimbursements under the NICHD award of approximately $216,000 during the grant period, which ended in July 2023. No further funds are available under this award for the Phase I segment.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 was to be used to explore device insertion and removal in nonclinical studies.
The Company recorded credits to research and development expense of approximately $0 and $32,000 for costs related to the NICHD award during the three and nine months ended September 30, 2023, respectively, and $3,000 and $196,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded a receivable of approximately $33,000 at December 31, 2022 for expenses incurred through such date that were subsequently reimbursed under the grant. No receivable was recorded at September 30, 2023. The Company received aggregate reimbursements under the NICHD award of approximately $278,000 during the grant period, which ended in June 2023. No further funds are available under this award.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $32,000 and $113,000 for costs related to the NICHD award during the three and nine months ended September 30, 2023, respectively, and approximately $65,000 for each of the three and nine months ended September 30, 2022. The Company recorded a receivable of approximately $65,000 and $24,000 at September 30, 2023 and December 31, 2022, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under the grant.

DARE-PTB2
In July 2023, the Company received a notice of award of a grant from NICHD of approximately $385,000 to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds will support activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida, or USF, which are to occur over a 12-month period.
The Company recorded credits to research and development expense of approximately $600 for costs related to the NICHD award during the three and nine months ended September 30, 2023. The Company recorded a receivable of approximately $600 at September 30, 2023 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
Other Non-Dilutive Grant Funding
The Company has received funding to support the preclinical development of DARE-LARC1 and DARE-LBT under grant agreements it entered into with the Bill & Melinda Gates Foundation, or the Foundation, in June 2021 and November 2022, respectively. The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than approximately 10% of such funds, which it may apply toward general overhead and administration expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Funds received that have not been spent are recorded as cash and cash equivalents and as a deferred grant funding liability in our condensed consolidated balance sheets. Our deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Foundation's standard discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Foundation upon expiration or termination of the agreement.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT. The Company received the full amount of the award in November 2022. As of September 30, 2023, the Company recorded a deferred grant funding liability of approximately $464,000 in the Company's condensed consolidated balance sheets.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to approximately $49.0 million to support the development of DARE-LARC1. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof-of-principle studies. As of September 30, 2023, the Company has received a cumulative total of approximately $28.3 million in non-dilutive funding under the agreement: approximately $11.5 million in 2021, approximately $12.4 million in 2022, and $4.5 million in 2023. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. As of September 30, 2023, the Company recorded a deferred grant funding liability of approximately $15.2 million in the Company's condensed consolidated balance sheets.
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

The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	9,463,888	6,612,554	9,463,888	6,612,554
Warrants	10,006,500	1,381,015	10,006,500	1,381,015
Total	19,470,388	7,993,569	19,470,388	7,993,569
10.    SUBSEQUENT EVENTS
Achievement of First Commercial Milestone Under License Agreement for XACIATO
In October 2023, the Company became entitled to receive a $1.8 million milestone payment from Organon in connection with first commercial sale in the U.S. of XACIATO in accordance with the license agreement between the Company and Organon, as amended.
ATM Sales
During November 2023, the Company sold an aggregate of 270,000 shares of common stock under its ATM equity offering program and received aggregate gross proceeds of approximately $108,000 and incurred sales agent commissions and fees of approximately $2,500 (For a discussion of the ATM program, see Note 4, Stockholders' Equity).

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
The first shipment of our first product, XACIATO (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe), in connection with the first commercial sale of the product in the United States occurred in October 2023. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In March 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon, and, for an interim period, payments from Organon for commercial supply of XACIATO.
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
Our current portfolio includes five product candidates in advanced clinical development (Phase 2-ready to Phase 3):
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
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe vulvovaginal atrophy; and
•DARE-CIN, a proprietary, fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia (CIN) and other human papillomavirus (HPV) related pathologies.
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
In addition, our portfolio includes five preclinical stage programs:
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
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. For the rest of 2023 and until we secure additional capital to fund our operating needs, we will focus our resources primarily on advancement of Ovaprene and Sildenafil Cream, 3.6%. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 program for the next several years, but we also expect such expenses will be supported by non-dilutive funding provided under a grant agreement we entered into in June 2021.

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
XACIATO
In October 2023, we became entitled to receive a $1.8 million milestone payment from Organon in connection with the first commercial sale in the U.S. of XACIATO in accordance with our exclusive global license agreement, as amended, and a $0.5 million payment from us to a third-party licensor became payable.
In July 2023, we entered into an amendment to our license agreement with Organon and received $1.0 million from Organon as reimbursement for registration fees paid to the FDA in connection with the new drug application (NDA) for XACIATO (known as PDUFA fees) and other manufacturing expenses and to support continued advancement of the development and commercialization of XACIATO, which was recognized as license fee revenue. Under our agreement with Organon, we are also entitled to receive tiered double-digit royalties based on net sales and eligible to receive up to $180.0 million in tiered commercial sales milestones and regulatory milestones.
Under the terms of our agreement with Organon, for an interim period, we will remain the holder of the FDA’s marketing approval for XACIATO and be responsible for providing commercial product supply. Upon Organon's request, we will assist with the transfer of the NDA by the FDA to Organon, as well as the transfer of manufacturing responsibilities to Organon. As the current NDA holder, we will continue to be responsible for regulatory and compliance matters, though Organon is responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. Organon will purchase all of its product requirements of XACIATO from us at a transfer price equal to our manufacturing costs plus a single-digit percentage markup. We will fulfill our commercial supply obligations through the contract manufacturer that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study of XACIATO. We will not be responsible for other costs of commercializing XACIATO.
Clinical-Stage Program Updates
Ovaprene
We anticipate subject enrollment in a single arm, open-label pivotal contraceptive efficacy study of Ovaprene to begin before the end of 2023. The multi-center, non-comparative pivotal Phase 3 clinical study will evaluate Ovaprene’s effectiveness as a contraceptive device along with its safety and usability. We will target having approximately 250 women complete approximately 12 months (13 menstrual cycles) of use of Ovaprene. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. We have been working with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement study design considerations provided by the FDA with its Investigational Device Exemption, or IDE, approval letter, which we believe will further position the Phase 3 study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a premarket approval, or PMA, application for Ovaprene. The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health. If successful, we expect the study to support a PMA application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.

The Phase 3 study will be conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or the NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. We and NICHD are in discussions regarding an amendment to the CRADA, which we expect will delay the due date of our remaining $0.5 million payment to NICHD to the first quarter of 2024. In the future, depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be costs associated with the study that are not reflected in the current budget under the CRADA, in which case, we and NICHD would discuss the mechanism to potentially provide for additional future payments by us in support of the Phase 3 study. We do not expect any such potential additional amounts to be payable in 2023.
Sildenafil Cream, 3.6%
In June 2023, we announced topline results from our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, or Sildenafil Cream, in premenopausal women with FSAD, and in July and November 2023, we announced additional findings based on further analyses of data from the study. During the multi-center, double-blind, randomized, placebo-controlled study, subjects used Sildenafil Cream and placebo cream in their home setting over 12 weeks following a 4-week non-drug run-in period and a 4-week, single-blind placebo run-in period. The study was a first of its kind Phase 2b clinical study that included patient reported outcome instruments to screen for eligible women with FSAD and measure efficacy endpoints. There are no treatments approved by the FDA for FSAD, as described in the fourth edition of the Diagnostic and Statistical Manual (DSM), or for FSIAD, as described in the fifth edition of the DSM, and thus, there are no efficacy endpoints that have been previously validated in a Phase 3 pivotal study for potential treatments for FSAD or FSIAD.
We believe data from the Phase 2b RESPOND study support advancing clinical development of Sildenafil Cream into a Phase 3 pivotal study in women with FSAD and women with FSIAD whose primary complaint is arousal dysfunction using co-primary endpoints similar to those used in the Phase 2b RESPOND study to measure Sildenafil Cream's efficacy compared to placebo cream as a potential treatment for FSAD and FSIAD. Phase 3 clinical study design, including primary and secondary efficacy endpoints, study duration, timing for efficacy endpoint assessment, use of endpoints that reduce burden on study subjects (e.g., 28-day recall assessments as opposed to recall assessments within 24 hours after each sexual event), and inclusion/exclusion criteria for study subjects, will be determined following discussions with the FDA, including an end-of-phase 2 meeting with the FDA, which we expect to occur before the end of 2023.
In April 2023, we announced the initiation of subject enrollment in a Phase 1, single-dose, double-blind, placebo-controlled, 3-way crossover clinical study of Sildenafil Cream using thermography to assess the pharmacodynamic (PD) and pharmacokinetic (PK) characterization of Sildenafil Cream. We expect this study will enroll approximately 15 women and be completed in early 2024. Data from the study will expand our existing clinical and nonclinical data for Sildenafil Cream and are expected to support the ongoing development of Sildenafil Cream as a potential treatment for FSAD and/or FSIAD.
DARE-HRT1
Based on the results of our randomized, open-label, two arm, parallel group Phase 1/2 clinical study of two versions of DARE-HRT1 (estradiol 80 µg/progesterone 4 mg intravaginal ring (IVR) and estradiol 160 µg/progesterone 8 mg IVR) conducted by our wholly owned subsidiary in Australia and pre-IND communications with the FDA , we plan to advance DARE-HRT1 directly into a Phase 3 clinical trial. We believe FDA approval of DARE-HRT1 for the treatment of moderate-to-severe vasomotor symptoms, or VMS, due to menopause in women with intact uteri is achievable via the FDA's 505(b)(2) pathway supported by a single, placebo-controlled Phase 3 clinical trial and a scientifically justified PK “bridge” (via a relative bioavailability trial) between DARE-HRT1 and the selected listed estradiol and progesterone drugs. We are conducting activities necessary to enable submission of an investigational new drug application, or IND, to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1. We do not plan to conduct the Phase 3 study until after we secure additional capital.

DARE-VVA1
The results of our randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging Phase 1/2 clinical study of DARE-VVA1, conducted by our wholly owned subsidiary in Australia, support ongoing development of DARE-VVA1 as a potential hormone-free treatment for moderate-to-severe VVA. We are conducting activities to support an IND submission to the FDA and an IND-opening Phase 2 clinical study. We do not plan to conduct the Phase 2 study until after we secure additional capital.
DARE-CIN
We acquired exclusive rights to develop and commercialize in the United States an investigational, proprietary lopinavir and ritonavir combination soft gel vaginal insert, which we refer to as DARE-CIN (formerly referred to as R-131-2), for the treatment of CIN and other HPV-related pathologies. DARE-CIN was previously evaluated in a proof-of-concept clinical study and the results demonstrated its potential as a self-applied therapy for HPV infection and related cervical lesions. We are conducting limited activities to support an IND submission to the FDA to enable progression to Phase 2 clinical development in the United States.

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
DARE-204 and DARE-214
We plan to conduct Phase 1 clinical studies of DARE-204 and DARE-214 in Australia through our wholly-owned subsidiary in Australia. Additional manufacturing activities are necessary to commence the Phase 1 studies and these activities have not commenced.
Recent Events
Amendment of License Agreement for XACIATO and Achievement of First Commercial Milestone
As discussed above, in July 2023, we entered into an amendment to our exclusive global license agreement to commercialize XACIATO and received a $1.0 million payment from Organon, and in October 2023, we became entitled to receive a $1.8 million milestone payment from Organon in connection with the first commercial sale in the U.S. of XACIATO in accordance with the license agreement, as amended. In addition to the milestone payment, we are entitled to receive tiered double-digit royalties based on net sales and eligible to receive potential future milestone payments of up to $180 million. See "XACIATO," above.
Receipt of Grant Funding Installment to Support DARE-LARC1
In September 2023, we received a payment of $4.5 million as the latest installment under a grant to advance the development of our investigational contraceptive DARE-LARC1 through nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans. Under the terms of the grant agreement, we may receive a total of up to approximately $49.0 million to support nonclinical development of DARE-LARC1. As of September 30, 2023, we had received a cumulative total of approximately $28.3 million of such total potential amount under the grant agreement. Additional payments are conditioned on the program meeting specified development and reporting milestones.

Registered Direct Offering
On August 29, 2023, we entered into a securities purchase agreement with two investors relating to the purchase and sale in a registered direct offering of an aggregate of (i) 10,000,000 shares of our common stock, and (ii) warrants to purchase an aggregate of 10,000,000 shares of our common stock. Each warrant is exercisable for one share of our common stock. The offering price was $0.70 per share of common stock and accompanying warrant. The aggregate gross proceeds to us from the offering were $7.0 million before deducting offering expenses, and net proceeds were approximately $6.8 million. The warrants are exercisable six months after issuance, have a term of five and one-half years from the date of issuance and have an exercise price of $0.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions.
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
Financial Overview
Revenue
To date we have generated $12.8 million in revenue, all of which is recognized as license fee revenue. Of our revenue, $10.0 million represents the upfront payment under our license agreement with Organon to commercialize XACIATO, $1.0 million represents payment under our license agreement with Organon as reimbursement for PDUFA fees and other manufacturing expenses and to support continued advancement of the development and commercialization of XACIATO, and $1.8 million represents the milestone payment under our license agreement with Organon in connection with the first commercial sale of XACIATO which will be recognized in the fourth quarter of 2023. In the future, we may generate revenue from royalties and commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, and research and development payments in connection with strategic collaborations. In the future and for an interim period until the NDA for XACIATO is transferred to Organon, we may also generate revenue from commercial supply of XACIATO to Organon. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If XACIATO is not commercially successful or we fail to complete the development of our product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
Until the first commercial sale of XACIATO, we recognized contract manufacturing expenses associated with producing commercial supplies of XACIATO and costs of regulatory affairs activities related to XACIATO as research and development expenses. Following the first commercial sale of XACIATO, and for the interim period during which we remain the holder of the FDA's marketing approval and continue to provide commercial supplies of XACIATO to Organon, those expenses will be recognized as selling, general and administrative expenses.
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
We receive funding through grants that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants, we recognize grant funding in the statements of operations as a reduction to research and development expense (contra-research and development expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained in our 2022 10-K and Note 8, Grant Awards, to our condensed consolidated financial statements contained in this report. For the three and nine months ended September 30, 2023 and 2022, we recognized contra-research and development expenses of approximately $2.6 million and $7.3 million, respectively, and $2.0 million and $4.0 million, respectively.
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
General and Administrative Expenses
General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, and commercial-readiness expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Commercial-readiness expenses consist of consultant and advisor costs.

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
Results of Operations
Comparison of Three Months Ended September 30, 2023 and 2022 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenues:
License fee revenue	$1,000,000	$—	$1,000,000	100%
Total revenue	1,000,000	—	1,000,000	100%
Operating expenses:
General and administrative	2,696,779	2,651,543	45,236	2%
Research and development	6,674,636	4,462,250	2,212,386	50%
License fee expenses	25,000	25,000	—	—%
Total operating expenses	9,396,415	7,138,793	2,257,622	32%
Loss from operations	(8,396,415)	(7,138,793)	(1,257,622)	18%
Other income	97,319	118,950	(21,631)	(18)%
Net loss	$(8,299,096)	$(7,019,843)	$(1,279,253)	18%
Other comprehensive loss:
Foreign currency translation adjustments	(15,030)	(230,748)	215,718	(93)%
Comprehensive loss	$(8,314,126)	$(7,250,591)	$(1,063,535)	15%

Revenues
License fee revenue for the three months ended September 30, 2023 relates to our license agreement with Organon to commercialize XACIATO. We recognized $1.0 million in license fee revenue upon execution of the amendment to our license agreement in July 2023.
General and administrative expenses
The increase of approximately $45,000 in general and administrative expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to increases in commercial-readiness expenses of approximately $0.2 million and stock-based compensation expense of approximately $41,000. These increases were partially offset by decreases in personnel costs of approximately $177,000, general corporate overhead, including rent and facilities expenses, of approximately $42,000 and professional services expense of approximately $23,000.

Research and development expenses
The increase of approximately $2.2 million in research and development expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to increases in (i) expenses related to our Sildenafil Cream exploratory Phase 2b RESPOND clinical study of approximately $2.0 million, (ii) expenses related to clinical trial and manufacturing and regulatory affairs activities for Ovaprene of approximately $0.4 million, (iii) costs related to preclinical and other development expenses of approximately $0.3 million, and (iv) stock-based compensation expense of approximately $39,000. These increases were partially offset by decreases in costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $0.3 million, personnel costs of approximately $0.1 million, and expenses related to XACIATO of approximately $38,000.
License fee expenses
For each of the three months ended September 30, 2023 and September 30, 2022, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income
The decrease of approximately $22,000 in other income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a decrease in interest earned on cash balances in the current period.

Comparison of Nine Months Ended September 30, 2023 and 2022 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenues:
License fee revenue	$1,000,000	$10,000,000	$(9,000,000)	(90)%
Total revenue	1,000,000	10,000,000	(9,000,000)	(90)%
Operating expenses:
General and administrative	8,954,877	8,014,424	940,453	12%
Research and development	17,738,543	17,065,497	673,046	4%
License fee expenses	75,000	75,000	—	—%
Total operating expenses	26,768,420	25,154,921	1,613,499	6%
Loss from operations	(25,768,420)	(15,154,921)	(10,613,499)	70%
Other income	664,591	150,406	514,185	342%
Net loss	$(25,103,829)	$(15,004,515)	$(10,099,314)	67%
Other comprehensive loss:
Foreign currency translation adjustments	(68,186)	(375,767)	307,581	(82)%
Comprehensive loss	$(25,172,015)	$(15,380,282)	$(9,791,733)	64%

Revenues
License fee revenue relates to our license agreement with Organon to commercialize XACIATO. For the nine months ended September 30, 2023, see "—Comparison of Three Months Ended September 30, 2023 and 2022 (Unaudited)—Revenues," above.
For the nine months ended September 30, 2022, we recognized $10.0 million in license fee revenue related to the transfer of the license and related know-how to Organon upon effectiveness of the agreement in June 2022.
General and administrative expenses
The increase of approximately $0.9 million in general and administrative expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to (i) an increase in commercial-readiness expenses of approximately $0.4 million, (ii) a one-time fraud loss of approximately $0.2 million, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, (iii) an increase in stock-based compensation expense of approximately $0.2 million, and (iv) an increase in professional services expense of approximately $0.2 million. These increases were partially offset by decreases in general corporate overhead, including rent and facilities expenses, of approximately $79,000, and personnel costs of approximately $24,000.
Research and development expenses
The increase of approximately $0.7 million in research and development expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to increases in (i) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.8 million, (ii) costs related to our Sildenafil Cream exploratory Phase 2b RESPOND clinical study of approximately $0.4 million, (iii) stock-based compensation expense of approximately $0.1 million, and (iv) personnel costs of approximately $89,000. These increases were partially offset by decreases in costs related to (a) clinical trial and manufacturing and regulatory affairs activities for Ovaprene of approximately $1.5 million, (b) clinical trial and manufacturing and regulatory affairs activities for XACIATO of approximately $0.2 million, and (d) rent and facilities costs of approximately $78,000.

License fee expenses
For each of the nine months ended September 30, 2023 and September 30, 2022, we accrued $75,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income
The increase of approximately $0.5 million in other income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to an increase in interest earned on cash balances in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At September 30, 2023, our accumulated deficit was approximately $166.2 million, our cash and cash equivalents were approximately $13.9 million, and our working capital deficit was approximately $3.9 million. We incurred a loss from operations of approximately $25.1 million and had negative cash flow from operations of approximately $30.7 million during the nine months ended September 30, 2023. Substantially all of our cash and cash equivalents at September 30, 2023 represented funds received under grant agreements related to DARE-LARC1 and DARE-LBT and such funds may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. For additional information about these grant agreements, see "—Deferred Grant Funding" and "—Grant Agreements," below.
We expect to incur significant losses from operations and negative cash flows from operations for the foreseeable future as we continue to develop and seek to bring to market our product candidates. We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments to third-party licensors upon the occurrence of commercial milestones for XACIATO and development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator.
Currently, our sources of potential revenue are our license agreements relating to XACIATO and Ovaprene. In October 2023, we became entitled to receive a $1.8 million milestone payment from Organon in connection with the first commercial sale in the U.S. of XACIATO in accordance with our exclusive global license agreement, as amended, and we are eligible to receive royalty payments at rates in the tiered double-digits based on annual net sales of XACIATO. We do not expect royalty payments for 2023 net sales of XACIATO to materially impact our cash resources or requirements. In regard to our license agreement relating to the commercialization of Ovaprene in the U.S., if approved, we are not eligible to receive any additional payments from our collaborator until after we complete the planned pivotal Phase 3 clinical study of Ovaprene, which we do not expect to be completed in 2024.
We anticipate our general and administrative expenses for 2023 will exceed our general and administrative expenses for 2022 primarily due to increased commercial-readiness expenses, personnel costs and other general corporate overhead. Our general and administrative expenses for the fourth quarter of 2023 will include a $500,000 milestone payment by us under our in-license agreement for XACIATO as a result of the first commercial sale of XACIATO in the U.S.
The majority of our operating expenses during a fiscal year are research and development expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. In large part, we can control the pace of advancement of our development programs and therefore, we can control the timing of when we incur most of our research and development expenses.

We closely monitor our limited cash resources and we have implemented cost-savings measures, primarily by controlling our spend on research and development activities related to clinical-stage programs other than Ovaprene and Sildenafil Cream. Our research and development expenses for the remainder of 2023 and until we secure additional capital to fund our operating needs, will continue to be primarily associated with manufacturing activities in connection with our planned pivotal Phase 3 clinical study of Ovaprene, our ongoing Phase 1 thermography clinical study of Sildenafil Cream and other activities, including regulatory affairs activities, related to advancing Sildenafil Cream toward a Phase 3 clinical study. However, we plan to continue to advance preclinical development of DARE-LARC1 and DARE-LBT, the costs of which are being supported by grant funding.
We will need additional capital to fund our operating needs into the first quarter of 2024 and to meet our current obligations as they become due. We are in ongoing discussions with multiple potential third-party sources of additional capital, including non-dilutive sources of capital. Many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that we will receive additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part II of this report titled, We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants and strategic collaborations. We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity (including sales of our common stock in ATM offerings), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, rising interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, impacts of the wars in Ukraine and the Middle East, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding.
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

Deferred Grant Funding
We have received substantial funding under grant agreements related to DARE-LARC1 and DARE-LBT. Under these agreements we generally receive grant funds before we incur the eligible expenses. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our condensed consolidated balance sheets. Our deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. At September 30, 2023, our deferred grant funding liability was approximately $15.7 million, which primarily consisted of unspent funds for the DARE-LARC1 program. The balance of our deferred grant funding liability at September 30, 2023 primarily consisted of funds for the DARE-LARC1 program that have been spent but not yet expensed in accordance with GAAP. For more information about these grant agreements, see "—Grant Agreements" below, Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding, to our consolidated financial statements contained in our 2022 10-K and Note 8, Grant Awards—Other Non-Dilutive Grant Funding, to our condensed consolidated financial statements contained in this report.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(30,677,749)	$(12,191,757)
Net cash used in investing activities	(22,099)	(60,372)
Net cash provided by financing activities	10,327,852	1,343,355
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68,185)	(375,767)
Net decrease in cash, cash equivalents and restricted cash	$(20,440,181)	$(11,284,541)
Net cash used in operating activities
Cash used in operating activities for the nine months ended September 30, 2023 included the net loss of $25.1 million, decreased by non-cash stock-based compensation expense of approximately $1.9 million. Components providing operating cash were an increase in accounts payable of approximately $3.0 million, a decrease in other receivables of approximately $0.6 million, an increase in deferred revenue of approximately $0.2 million related to XACIATO commercial product supply, and a decrease in prepaid expenses of approximately $0.1 million. Components reducing operating cash were a decrease in accrued expenses of approximately $6.1 million, a decrease in deferred grant funding of approximately $2.6 million, an increase in deposits of approximately $1.8 million primarily related to deposits paid for the construction of capital equipment, an increase in other current assets of approximately $0.8 million primarily related to the financing of certain director and officer and other liability insurance premiums recorded as insurance financing payable, deferred financing costs related to our ATM sales agreement, and inventory of XACIATO commercial supply, and a one-time fraud loss of $0.2 million related to a "business email compromise fraud" to which we were subject, net of insurance reimbursement, which was recognized in general and administrative expenses.
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
Net cash used in investing activities
Cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022 was de minimis.

Net cash provided by financing activities
Cash provided by financing activities for the nine months ended September 30, 2023 of approximately $10.3 million primarily consisted of proceeds from (i) the sale of our common stock and warrants in the registered direct offering completed in September 2023, (ii) sales of our common stock under our ATM sales agreement, (iii) the exercise of warrants, and (iv) the financing of certain director and officer and other liability insurance premiums.
Cash provided by financing activities for the nine months ended September 30, 2022 of approximately $1.3 million primarily consisted of proceeds from sales of our common stock under our ATM sales agreement.
License and Royalty Agreements
We agreed to make royalty and milestone payments under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream, and under other agreements related to our other clinical and preclinical candidates. During the remainder of 2023, based on our current expectations regarding the development of our product candidates and sales of XACIATO, we expect to pay approximately $0.6 million in license fee expense and milestone payments under the license and development agreements, which is significantly less than our previously reported expected amount, primarily due to lesser anticipated royalty payments we may owe with respect to sales of XACIATO resulting from the delay of its commercial launch from earlier expectations and lesser anticipated milestone payments with respect to milestone events for certain product candidates no longer expected to occur in 2023. For further discussion of these potential payments, see Note 3 to our condensed consolidated financial statements contained in this report.
Grant Agreements
We have received substantial funding under grant agreements related to DARE-LARC1 and DARE-LBT. In September 2023, following an assessment of our activities and the milestones we achieved to date, we received $4.5 million as the latest installment under the grant agreement to advance the preclinical development of DARE-LARC1. Grant funds under these agreements generally are received before we incur the eligible expenses. Unspent grant funds are recorded as deferred grant funding liability in our condensed consolidated balance sheets and our deferred grant funding liability as of September 30, 2023 primarily consisted of unspent grant funds for the DARE-LARC1 program. For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies —Grant Funding, to our consolidated financial statements contained in our 2022 10-K and Note 8, Grant Awards—Other Non-Dilutive Grant Funding, to our condensed consolidated financial statements contained in this report.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2023 at the reasonable assurance level.
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
We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we develop and seek to bring to market our existing product candidates and as we seek to potentially acquire or license and develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2022 and September 30, 2023 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2023, our accumulated deficit was approximately $166.2 million, our cash and cash equivalents were approximately $13.9 million, our deferred grant funding liabilities under our grant agreements related to DARE-LARC1 and DARE-LBT were approximately $15.7 million, and we had a working capital deficit of approximately $3.9 million. Substantially all of our cash and cash equivalents at September 30, 2023 represented funds received under such grant agreements and such funds may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. We will require additional capital to fund our operating needs into the first quarter of 2024 and to meet our current obligations as they become due. Advancing our investigational women's health products through clinical development and pursuing regulatory approval and commercialization will require substantial additional investment. We will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend highly on many factors, as discussed further below as well as under "ITEM 2. MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources—Plan of Operations and Future Funding Requirements" in Part I of this report.
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

Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. An economic downturn, recession or recessionary concerns, increased inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, or the occurrence or continued occurrence of events similar to those in recent years, such as the COVID-19 pandemic or other public health emergencies, geopolitical conflict (such as the wars in Ukraine and the Middle East), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.
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
If we have not regained compliance by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify for this additional compliance period, we would have to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement, including having stockholders’ equity of at least $5.0 million under the “Equity Standard” or of at least $4.0 million under the “Market Value of Listed Securities Standard” or “Net Income Standard,” and we would need to provide written notice of our intention to cure the minimum bid price deficiency during the additional compliance period, by effecting a reverse stock split, if necessary. Our stockholders' equity at September 30, 2023 was negative $2.3 million and, as a result, we do not currently meet all the initial listing standards for The Nasdaq Capital Market. If we are not granted the additional compliance period for any reason, the Nasdaq Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq Staff’s delisting determination to a Nasdaq Hearing Panel.
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
An extended curtailment or halt of operations at the FDA, NIH, SEC and other government agencies, including due to a U.S. federal government shutdown, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and our ability to raise additional capital.

Twice in the past decade, the previous appropriations legislation deadline was reached and Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. If lawmakers cannot pass a continuing resolution or a new federal budget by November 17, 2023, another federal government shutdown would begin. A federal government shutdown could prevent staff at federal agencies from performing key functions that may adversely affect our business. For example, disruptions at the FDA may delay meetings and other communications with agency staff necessary to progress development of our product candidates and may slow the time necessary for acceptance, review and approval of applications to commence clinical studies or to market a new product in the U.S. By way of further example, disruptions at the NIH, including its various institutes and centers, such as NICHD, could delay processing of new grant awards to fund research and development of potential new therapies or the disrupt staff’s work and other activities or funding under active grant/cooperative agreements. Based on recent discussions with NICHD staff, we currently do not expect a government shutdown to materially affect the commencement or conduct of our planned Phase 3 clinical study of Ovaprene because funding for planned costs into the third quarter of 2024, including the $5.0 million we previously paid under the CRADA toward the cost of the study, has been allocated and will be available. If a prolonged government shutdown occurs, however, it could adversely impact the ability of NICHD to carry out its responsibilities under our CRADA, including funding its share of the costs of the study, which could have a material adverse impact on our business. In addition, a government shutdown could prevent SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. While we currently have an effective shelf registration statement on Form S-3, if a federal government shutdown halts non-essential SEC operations for an extended period, it may negatively impact our ability to raise additional capital through registered offerings of our securities in the future. If a prolonged U.S. government shutdown or other event or condition occurs that prevents the FDA, NIH, SEC or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(a)    None.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)    Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item in this report.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.1	Form of common stock purchase warrants issued on September 1, 2023	8-K	001-36395	8/30/2023	4.1

10.1	Form of Securities Purchase Agreement dated as of August 29, 2023, between Daré Bioscience, Inc. and each purchaser identified on the signature pages thereto	8-K	001-36395	8/30/2023	10.1

10.2+	First Amendment to License Agreement by and between Organon International GmbH and Daré Bioscience, Inc., entered into as of July 4, 2023					X

10.3*	Daré Bioscience, Inc. Performance Bonus Plan, as amended					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)					X

+	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The omitted information is not material and is information that the registrant customarily and actually treats as private or confidential.

*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: November 9, 2023	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Lisa Walters-Hoffert
Lisa Walters-Hoffert
Chief Financial Officer
(Principal Financial and Accounting Officer)