Form 10-K
period 2023-12-31
Dare Bioscience, Inc.
filed 2024-03-28
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), was approximately $77,323,000 based on the closing price of the registrant's common stock as reported on the Nasdaq Capital Market on such date. This excludes shares of common stock held by affiliates on such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power directly, or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The determination of affiliate status for this purpose may not be conclusive for other purposes.

As of March 27, 2024, there were 100,581,900 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Daré Bioscience, Inc. and Subsidiaries
Form 10-K – ANNUAL REPORT
For the Fiscal Year Ended December 31, 2023

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
•The number and scope of product development programs we pursue;
•Clinical trial outcomes and results of preclinical development;
•Failure to complete development of our product candidates or submit and obtain United States Food and Drug Administration, or FDA, or foreign regulatory authority approval for our product candidates on projected timelines or budgets, or at all;
•Challenges and delays in obtaining timely supplies of our product candidates, including their components as well as the finished product, in the quantities needed in accordance with current good manufacturing practices, our specifications and other applicable requirements;
•The performance of third parties on which we rely to conduct nonclinical studies and clinical trials of our product candidates;
•Our failure, or a failure of a strategic collaborator, to successfully commercialize our product candidates, if approved, or our failure to otherwise monetize our portfolio programs and assets;
•The timing and amount of future royalty and milestone payments to us, if any, under our out-license agreements for commercialization of XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO, and Ovaprene®;
•Termination by a collaborator of our respective out-license agreements for commercialization of XACIATO and Ovaprene, or, in the case of Ovaprene, a decision by the collaborator not to make the license grant fully effective following its review of the results of the ongoing pivotal clinical trial of Ovaprene;
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
•Unfavorable or unanticipated macroeconomic factors, geopolitical events or conflicts, public health emergencies, or natural disasters;
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
•Dependence on grant funding to advance the development of several of our product candidates;
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
Overview
We are a biopharmaceutical company committed to advancing innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options, and improve outcomes, primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid to late-stage clinical development or regulatory approval, and to establish and leverage strategic collaborations to achieve commercialization. We and our wholly-owned subsidiaries operate in one business segment.
The first FDA-approved product to emerge from our portfolio of women's health product candidates is XACIATO (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In March 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023.
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

The following graphic summarizes the product and product candidates in our portfolio in advanced clinical development (Phase 2-ready to Phase 3), including targeted indications, development status and milestones:

The following graphic summarizes the product candidates in our portfolio in earlier stages of development, including targeted indications, development status and milestones:

ASSET	PRE-CLINICAL	PHASE 1	PHASE 2	PHASE 3 / PIVOTAL	REGULATORY SUBMISSION
DARE-PDM1^ Vaginal diclofenac thermosetting hydrogel (once-daily) for Primary Dysmenorrhea			**Phase 1 study completed 2023**		
DARE 204/214 ^ 6 & 12-Month Injectable Contraception Etonogestrel contraceptive injection once every 6-12 months		**Phase 1 study preparation**			
DARE-FRT1/PTB1^ Preterm birth (DARE-PTB1) and for luteal phase support as part of an IVF regimen (DARE-FRT1) Bio-identical progesterone delivery via intravaginal ring		**IND and Phase 1 study preparation**			
DARE-LARC1 ^ Long-Acting, Reversible Personal Contraceptive System Levonorgestrel releasing implant that can be remotely paused and resumed					
DARE-LBT Novel hydrogel formulation for delivery of live biotherapeutics to support vaginal health					
DARE-GML Novel Antimicrobial Glycerol Monolaurate					
DARE-RH1 Male or Female Contraceptive Target					
DARE-PTB2 Potential New Therapeutic Intervention for the Prevention and Treatment of Idiopathic Preterm Birth					

^505(b)(2) regulatory pathway anticipated.

Our Strategy
Our goal is to bring to market innovative products that address persistent unmet needs in women’s health, primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility - areas in women's health that we believe represent compelling and meaningful market opportunities for products that enhance outcomes and convenience. We plan to achieve this goal by advancing the product candidates in our portfolio through mid- to late-stage clinical development, and potentially regulatory approval, as well as by establishing and leveraging strategic partnerships and other collaborations to complete product development and commercialize our products, if approved. We are primarily focused on progressing the development of our existing portfolio of product candidates. However, we also explore opportunities to expand our portfolio through both business development activities that may result in acquiring, or acquiring access to, new product candidates through in-licensing or other collaborative arrangements, and leveraging platform technology assets we previously acquired or in-licensed from third parties that can be modified with different active pharmaceutical ingredients to address multiple indications. As with our current portfolio, we seek innovations in women’s health that have (a) attractive market opportunities with the potential to address an unmet medical need, including through new formulations, manners of application or delivery methods of well-known drug substances that result in novel, product candidates customized for women, (b) human proof-of-concept clinical data previously generated by third parties and/or potential to utilize the FDA's 505(b)(2) pathway, and (c) potential to become a first-in-category or first-line product.
Key elements of our business strategy are as follows:
•Advance clinical development of the product candidates in our portfolio through mid- to late-stage clinical development or regulatory approval. In 2023, we continued to make important progress in the clinical development of our product candidates, including with the completion of, and positive topline results from the exploratory Phase 2b RESPOND study of Sildenafil Cream, 3.6%, the Phase 1/2 study of DARE-HRT1 and the Phase 1 study of DARE-PDM1, as well as FDA clearance of our investigational new drug, or IND, application for DARE-VVA1 and the commencement of the pivotal Phase 3 study of Ovaprene.
•Explore opportunities to expand our portfolio, with women’s health as our sole focus. While simultaneously advancing our current portfolio, we intend to continue to identify other important areas of unmet need in women’s health and to explore opportunities to build our product pipeline by acquiring or in-licensing new programs or leveraging assets we previously acquired or in-licensed to create new programs that meet our selection criteria. For example, in 2023, we entered into a license agreement under which we acquired exclusive rights to develop and commercialize in the U.S. an investigational anti-viral vaginal insert, which we refer to as DARE-CIN, for the treatment of cervical intraepithelial neoplasia and other human papillomavirus (HPV)-related pathologies.
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
•Seek non-dilutive sources of funding to support product development. We intend to advance development of our programs through a variety of means, including through non-dilutive funding. To date, we have received non-dilutive funding to support various aspects of development of seven of our product candidates. We intend to continue to explore grants and other forms of non-dilutive funding to support development of our product candidates.

XACIATO™
XACIATO (clindamycin phosphate) vaginal gel, a lincosamide antibacterial, received FDA approval in December 2021 for the treatment of bacterial vaginosis in female patients 12 years of age and older.

XACIATO is our first and, to date, only approved product. We achieved FDA approval of XACIATO three years after acquiring rights to the program. We commenced and completed a successful pivotal clinical study, prepared and filed a new drug application, or NDA, with the FDA and received notification from the FDA of U.S. marketing approval, all during the COVID-19 pandemic.
In March 2022, we entered into an agreement with Organon which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon. See "Strategic Agreements for Product Commercialization" below for further discussion of the terms of our agreement with Organon. We remained the NDA holder of XACIATO until December 2023, at which time the NDA was transferred by the FDA to Organon, and Organon assumed all manufacturing responsibilities, regulatory and compliance matters. Organon is also responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. See "Sales and Marketing" below for further discussion of manufacturing for XACIATO and "Government Regulation—U.S. Government Regulation" below for discussion of applicable laws and compliance requirements. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023.
In December 2023, we entered into a royalty interest financing agreement pursuant to which we sold an interest in the royalty and milestone payments we receive from Organon in respect of the net sales of XACIATO by Organon. See "Royalty Interest Financing Agreement" below for a discussion of this agreement.
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

Ovaprene is composed of both device and drug components and is considered a combination product by the FDA. There is no predicate device for Ovaprene (i.e., there is no existing FDA-approved product that the FDA can use to compare with Ovaprene). As such, Ovaprene will be reviewed via a premarket approval, or PMA, process and not a 510(k) premarket submission. While the regulatory process for such a novel product can require more interactions and research to support FDA approval, the benefit is a clearly differentiated product. Ovaprene previously underwent a request for designation process with the FDA that determined that the Center for Devices and Radiological Health, or CDRH, would lead the review of a PMA application for potential marketing approval in the U.S.
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
In November 2019, we announced positive topline results of our PCT clinical trial of Ovaprene (ClinicalTrials.gov ID: NCT03598088). We designed the PCT clinical trial to assess general safety and effectiveness in preventing progressively motile sperm from reaching the cervical canal following intercourse and acceptability of the product to the patient. The study evaluated 23 women over the course of five menstrual cycles, with each woman assessed over approximately 21 visits. Each woman’s cervical mucus was measured at several points during the study, including a baseline measurement at menstrual cycle 1 that excluded the use of any product. Subsequent cycles and visits included the use of a diaphragm during intercourse (menstrual cycle 2) and Ovaprene (menstrual cycles 3, 4 and 5). The primary endpoint of the study was to evaluate changes from baseline in PCT results due to device use, as represented by the proportion of women and cycles with an average of fewer than five progressively motile sperm (PMS) per high power field (HPF) in midcycle cervical mucus collected two to three hours after intercourse with Ovaprene in place.
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
Pivotal Phase 3 Clinical Study
In December 2023, we announced commencement of the multi-center, single arm, non-comparative, pivotal Phase 3 clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The study aims to enroll sufficient participants across approximately 20 study sites in the U.S. to have approximately 250 participants complete approximately 12 months (13 menstrual cycles) of use. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. Before commencing the study, we worked with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement study design considerations provided by the FDA with its Investigational Device Exemption, or IDE, approval letter, which we believe will further position the Phase 3 study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a PMA application for Ovaprene. The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health. If successful, we expect the study to support a PMA application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.

The Phase 3 study is being conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. We expect to make the remaining $0.5 million payment to NICHD in the third quarter of 2024. In the future, depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be costs associated with the study that are not reflected in the current budget under the CRADA, in which case, we and NICHD would discuss the mechanism to potentially provide for additional future payments by us in support of the Phase 3 study. We do not expect any such potential additional amounts to be payable in 2024.
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
Sildenafil Cream, 3.6%
While numerous pharmaceutical products have been developed and approved to treat erectile dysfunction in men, women continue to lack effective options for female sexual arousal disorder, or FSAD, the most analogous condition of the various types of female sexual dysfunction disorders. We are developing Sildenafil Cream, 3.6%, or Sildenafil Cream, an investigational proprietary cream formulation of sildenafil, a phosphodiesterase-5 inhibitor and the active ingredient in the male erectile dysfunction drug Viagra®, for topical administration to the female genitalia for treatment of FSAD. Today, there are no treatments approved by the FDA for FSAD and thus, there are no efficacy endpoints that have been previously validated in a Phase 3 pivotal study for potential treatments for FSAD. Our Phase 2b RESPOND clinical study of Sildenafil Cream, which is discussed further below, was a first of its kind Phase 2b clinical study that included patient reported outcome (PRO) instruments to screen eligible women and a number of primary, secondary, and exploratory PRO assessments to measure improvement in localized genital sensations of arousal and reduction in the distress that women experience with FSAD. We are developing the study design for Phase 3 clinical studies of Sildenafil Cream with ongoing feedback from the FDA coming out of our end-of-Phase 2 meeting with the FDA held in late 2023. We expect the FDA to complete its review of the Phase 2b RESPOND clinical study data and provide comments within the second quarter of 2024 on the proposed primary and secondary PRO endpoints for the planned Phase 3 pivotal trials of Sildenafil Cream to support potential product registration and labeling. We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream in the U.S. for the treatment of women suffering from FSAD. If approved, Sildenafil Cream could be the first FDA-approved FSAD treatment option for women.
FSAD, as described in the Diagnostic and Statistical Manual of Mental Disorders 4th Edition Text Revision ("DSM IV TR"), is a condition characterized primarily by a persistent or recurrent inability to attain or maintain sufficient genital arousal (an adequate lubrication-swelling response) during sexual activity, frequently resulting in distress or interpersonal difficulty. This is distinct from hypoactive sexual desire disorder (HSDD) in women (also described in DSM IV TR), which is characterized primarily by lack or absence of sexual fantasies and desire for sexual activity (also commonly referred to as low libido). As with erectile dysfunction in men, FSAD in women is associated with insufficient blood flow to the genitalia. Sildenafil Cream is designed to facilitate vasodilation and increase genital blood flow, and, as a result, to provide improvements in the female genital arousal response, while avoiding systemic side effects observed with oral formulations of sildenafil.
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

In a Phase 2a, single center, single-dose, double-blind, placebo-controlled, 2-way crossover study, women with FSAD, ages 21 to 60, received a single 2 g dose of Sildenafil Cream. Of the 35 women enrolled, 31 (15 premenopausal and 16 postmenopausal) completed the study. The primary objective was to evaluate the efficacy of Sildenafil Cream compared to placebo cream assessed by participant-reported levels of subjective cognitive sexual arousal and by physiological genital arousal response. Sildenafil Cream demonstrated increases in measurable blood flow to the genital tissue compared to placebo (mean change in vaginal pulse amplitude analysis) using a vaginal photoplethysmograph approximately 30 minutes post-dosing.
A Phase 1, single-dose, double-blind, placebo-controlled, two-way crossover study to evaluate the feasibility of using thermography to assess the pharmacodynamics (PD) of Sildenafil Cream in normal healthy women was conducted at a single center. During the thermography study, genital temperature, a surrogate for genital blood flow, was captured and recorded utilizing an infrared camera capable of detecting heat patterns from blood flow in body tissues. The study, which was designed to evaluate up to 10 subjects, achieved the study objectives based on a planned interim analysis of the first six completed subjects, and thus additional subjects were not enrolled. In this study, Sildenafil Cream demonstrated significantly greater increases in genital temperature compared to placebo cream, indicating a positive impact on genital blood flow during the 30-minute post-dosing testing session, with statistical separation from placebo cream within the first 15 minutes after dosing. Additionally, significantly greater self-reported arousal responses were reported during Sildenafil Cream visits compared to placebo cream visits.
In 2019, as part of our exploratory Phase 2b clinical program for Sildenafil Cream, we completed a non-interventional study, or the content validity study, designed to identify and document the genital arousal symptoms that are most important and relevant to women with FSAD. Participants who met the eligibility criteria participated in one-on-one, in-depth interviews conducted by subject matter experts in the field of clinical outcome assessments and female sexual medicine. The findings of that study helped facilitate alignment with the FDA on acceptable efficacy endpoints in our exploratory Phase 2b clinical study and future Phase 3 program, including with respect to the patient reported outcome, or PRO, instruments to be used to screen eligible patients with FSAD and to measure achievement of the primary efficacy endpoint in the Phase 2b study.
In April 2023, we initiated subject enrollment in a Phase 1, single-dose, double-blind, placebo-controlled, 3-way crossover clinical study of Sildenafil Cream using thermography to assess the PD and pharmacokinetic (PK) characterization of Sildenafil Cream. The study was closed in March 2024. Sildenafil Cream was safe and well tolerated in the study. Data from the study will expand our existing clinical and nonclinical data for Sildenafil Cream and are expected to support the ongoing development of Sildenafil Cream as a potential treatment for FSAD.
In June 2023, we announced topline results from our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream in premenopausal women with FSAD, and in July and November 2023, we announced additional findings based on further analyses of data from the study. In February 2024, we presented additional findings from the study at the Annual Meeting of the International Society for the Study of Women's Sexual Health. During the multi-center, double-blind, randomized, placebo-controlled study, subjects used Sildenafil Cream and placebo cream in their home setting over 12 weeks following a 4-week non-drug run-in period and a 4-week, single-blind placebo run-in period. A total of 252 subjects were enrolled in the 4-week single-blind placebo run-in period and a total of 200 subjects were randomized to the 12-week double-blind dosing period. A total of seven subjects were randomized but not treated in the double-blind dosing period. In the intent to treat (ITT) population, 99 subjects were randomized to the Sildenafil Cream group and 94 subjects were randomized to the placebo cream group. The study did not meet its co-primary or secondary endpoints, which were measured based on the ITT population. However, subjects in the Sildenafil Cream group showed improvements in multiple pre-specified exploratory endpoints that evaluated various aspects of the sexual experience, and we view the study results as positive and enabling of advancement of Sildenafil Cream into Phase 3 clinical development, which was confirmed by successful completion of our end-of-Phase 2 meeting with the FDA. The RESPOND study was a first of its kind Phase 2b clinical study that enabled us to identify a subgroup of patients who are most likely to benefit from Sildenafil Cream therapy and achieve meaningful improvement in their FSAD symptoms. Based on post hoc analyses, in a subgroup of study subjects consisting of healthy premenopausal women with FSAD, including those who suffered from a lack of sexual desire due to their decreased arousal, Sildenafil Cream demonstrated improved arousal sensation, desire, orgasm, as well as reduced stress, guilt, and embarrassment about the sexual dysfunction.
End-of-Phase 2 Meeting and Phase 3 Program
In January 2024, we announced the successful completion of an end-of-Phase 2 meeting with the FDA. We and the FDA aligned on key elements of the Phase 3 program to support an NDA filing, including confirming that FSAD is acceptable as an indication, the clinical trials can be conducted in a premenopausal FSAD-only population, and 12-weeks of blinded treatment to assess efficacy may be acceptable, provided that the trials are adequately powered for efficacy assessment. This is a shorter period of blinded treatment than the 24 weeks recommended in the FDA's 2016 draft guidance for industry on developing drugs for the treatment of low sexual interest, desire and/or arousal in women. Within the second quarter of 2024, we expect additional feedback from the FDA on our proposed primary and secondary patient reported outcome endpoints for the Phase 3 pivotal trials of Sildenafil Cream, as well as additional information on data that may be needed in an NDA submission to appropriately qualify any ingredient (other than sildenafil) for the vaginal route of administration. We have also requested clarification on the safety database (size and duration exposure) that the FDA will require for an NDA submission.
We believe FSAD is an area of significant unmet need and that the improvements demonstrated in the Phase 2b RESPOND study in the patient population we plan to study in the Phase 3 program provided an important step towards advancing development of Sildenafil Cream for this challenging condition. We continue to work toward finalizing the plan for Phase 3 clinical development of Sildenafil Cream.
We are developing Sildenafil Cream with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC (which we refer to collectively as SST) under our license and collaboration agreement announced in February 2018. See “Strategic Agreements for Pipeline Development” below for discussion of the terms of this collaboration.
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
Following clinical development, we intend to leverage the large body of existing safety and efficacy data on estradiol and progesterone, the active ingredients in DARE-HRT1, to utilize the FDA's 505(b)(2) pathway to obtain marketing approval in the U.S. of DARE-HRT1 for the treatment of moderate-to-severe VMS due to menopause in women with intact uteri. Based on pre-IND communications with the FDA and the topline PK data from our Phase 1/2 clinical trial of DARE-HRT1, which is discussed below, we believe FDA approval of DARE-HRT1 for that indication is achievable via the FDA's 505(b)(2) pathway supported by a single, placebo-controlled Phase 3 clinical trial of DARE-HRT1, with safety evaluations out to 12 months, and a scientifically justified PK “bridge” (via a relative bioavailability trial) between DARE-HRT1 and the selected listed estradiol and progesterone drugs. We are conducting activities necessary to enable submission of an IND application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1. We do not plan to conduct the Phase 3 study until after we secure additional capital.
There are currently no FDA-approved IVRs that deliver bio-identical progesterone in combination with bio-identical estradiol. As such, DARE-HRT1 has the potential to be a first-in-category product that offers monthly convenience for women, and non-oral concurrent dosing of bio-identical progesterone in combination with bio-identical estradiol.

Clinical Data
In January 2023, data from our Phase 1 clinical trial of DARE-HRT1 were published in Menopause: The Journal of The North American Menopause Society, or the Menopause journal, in an article entitled, “Evaluation of 28-day estradiol and progesterone vaginal rings in a phase 1 clinical pharmacokinetic study.” We previously announced positive topline results from the study in June 2021. The randomized, open-label, three-arm, parallel group trial evaluated the PK and safety of DARE-HRT1 in approximately 30 healthy, postmenopausal women with intact uteri, and was conducted by our wholly-owned Australian subsidiary at two specialty women's health sites in Australia. Women in the first arm received one IVR designed to release 17β-estradiol (E2) at a rate of 80 μg/d and progesterone (P4) at 4 mg/d, or the 80/4 IVR. Women in the second arm received one IVR designed to release E2 at a rate of 160 μg/d and P4 at 8 mg/d, or the 160/8 IVR. Women in the third arm received oral Estrofem® (1 mg E2) and oral Prometrium® (100 mg P4) both daily for 29 days. The primary objective of the study was to describe the PK parameters of the 80/4 IVR and the 160/8 IVR. Secondary endpoints of the study were to assess the safety and tolerability of the IVRs and compare the systemic exposure of E2, estrone, and P4 in the IVR groups with the oral group. Blood samples were taken predose then intensively over the first day (Day 1) and periodically thereafter over the remaining 27 days. After removal of the IVRs on the morning of Day 29, intensive samples were collected. Similar procedures were conducted with women enrolled in the oral group.
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
DARE-HRT1 has also been evaluated in a Phase 1/2 clinical trial conducted by our wholly owned subsidiary in Australia. The randomized, open-label, two-arm, parallel group Phase 1/2 study of DARE-HRT1 was designed to evaluate the PK of the same two versions of DARE-HRT1 as were evaluated in our earlier Phase 1 clinical study, the 80/4 IVR and the 160/8 IVR, in approximately 20 healthy, postmenopausal women with intact uteri. In the study, women were randomized (1:1) to either the 80/4 IVR or the 160/8 IVR and used DARE-HRT1 for three 28-day cycles, inserting a new IVR monthly. The study also collected safety, usability, acceptability and symptom-relief data, including VMS as well as the vaginal symptoms of menopause. Preliminary genitourinary syndrome of menopause (GSM) treatment efficacy was estimated by measuring changes from baseline in vaginal pH, vaginal maturation index (VMI), and changes in the severity of GSM symptoms. Preliminary systemic VMS efficacy was measured by changes in responses to the Menopause-Specific Quality of Life (MENQOL) questionnaire. Acceptability was assessed by product experience surveys.
In 2023, data from the Phase 1/2 study of DARE-HRT1 were published in the Menopause journal in articles entitled, “A phase 1/2, open-label, parallel group study to evaluate the safety and pharmacokinetics of DARE-HRT1 (80 μg estradiol/4 mg progesterone and 160 μg estradiol/8 mg progesterone intravaginal rings) over 12 weeks in healthy postmenopausal women” (Menopause 30(8):p 817-823, August 2023) and “A phase 1/2, open-label, parallel group study to evaluate the preliminary efficacy and usability of DARE-HRT1 (80 μg estradiol/4 mg progesterone and 160 μg estradiol/8 mg progesterone intravaginal rings) over 12 weeks in healthy postmenopausal women” (Menopause 30(9):p 940-946, September 2023).The first article (Menopause 30(8):p 817-823, August 2023) found that both versions of DARE-HRT1 evaluated in the Phase 1/2 study were safe and released E2 in systemic concentrations, which were in the low, normal premenopausal range and that systemic P4 concentrations predict endometrial protection. All treatment emergent adverse events were mild or moderate and were distributed similarly among the 80/4 IVR and the 160/8 IVR users. The second article (Menopause 30(9):p 940-946, September 2023) found that (a) preliminary local GSM treatment efficacy was supported by significant decreases in vaginal pH and percentage (%) parabasal cells, and significant increases in the overall VMI and % superficial cells for both DARE-HRT1 groups (all P values <0.01) and (b) preliminary VMS efficacy was supported by significant decreases in all domains of the MENQOL questionnaire from baseline for both dosing groups (all P values <0.01). Both articles concluded that data from the Phase 1/2 study support further development of DARE-HRT1 for the treatment of menopausal symptoms.
We are developing DARE-HRT1 under our license agreement with Catalent JNP, Inc. See “Strategic Agreements for Pipeline Development” below for discussion of the terms of that agreement.

DARE-VVA1
DARE-VVA1 is a proprietary investigational formulation of tamoxifen for intravaginal administration. We are developing DARE-VVA1 as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of vulvar and vaginal atrophy, or VVA, associated with menopause. Tamoxifen is a well-known and well-characterized selective estrogen receptor modulator, or SERM. Tamoxifen has unique properties that produce different effects (estrogen agonist or estrogen antagonist) in different types of tissues. In breast tissue, tamoxifen acts as an estrogen antagonist, meaning that it can inhibit estrogen's effect and hence why it may be effective in treating hormone-receptor positive (HR+) breast cancer. However, in other tissue, including vaginal tissue, tamoxifen has been reported to elicit an estrogen-like response. This has the potential to have a favorable effect on vaginal cytology. VVA is an inflammation and thinning of the vaginal epithelium due to chronic hypo-estrogenism, which is the reduction in levels of circulating estrogen. Typical symptoms include vaginal dryness, itching and burning, and dyspareunia. VVA is a common condition in postmenopausal women and women with, or with a history of, HR+ breast cancer who received anti-cancer therapy. The prevalence of VVA in postmenopausal women is over 50% and survey data indicate only 56% of women experiencing menopausal vaginal changes discuss these symptoms with healthcare professionals, indicating that the syndrome is often underdiagnosed. Commonly used therapies for VVA are estrogen-based and are often contraindicated in HR+ breast cancer patients, or patients with a genetic predisposition or history of familial disease, because of the concern that estrogen use will promote recurrence or occurrence of disease. We believe there is a clear unmet medical need for an effective non-hormonal treatment for VVA.
In December 2023, we announced FDA clearance of our IND application for DARE-VVA1, which was supported by results from our Phase 1/2 clinical study of DARE-VVA1 (discussed below), and we are planning for a Phase 2 randomized, double-blinded, placebo-controlled, dose-finding clinical study of DARE-VVA1. We do not plan to conduct the Phase 2 study until after we secure additional capital. At the conclusion of our development program, if successful, we intend to leverage the existing safety and efficacy data for tamoxifen to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-VVA1 in the U.S.
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
DARE-VVA1 has also been evaluated in a Phase 1/2 clinical study conducted by our wholly-owned subsidiary in Australia. In November 2022, we announced topline results from of our Phase 1/2 clinical study of DARE-VVA1 conducted by our wholly-owned subsidiary in Australia. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study enrolled 17 postmenopausal women with moderate-to-severe VVA and evaluated the safety, tolerability, plasma PK and pharmacodynamics (PD) of DARE-VVA1. The age of the 17 study participants ranged from 49 to 68 years, with an average age of 60.9 years. Participants were randomly allocated to one of five treatment groups (approximately four participants per group) that evaluated four dose levels of DARE-VVA1 (1 mg, 5 mg, 10 mg, and 20 mg tamoxifen) and a placebo. Following a screening visit, DARE-VVA1 was self-administered by study participants intravaginally once a day for the first two weeks, and then twice a week for the following six weeks for a total treatment period of 56 days. In each treatment group, participants had serial blood sampling for PK analysis and underwent safety evaluations and preliminary assessments of effectiveness. Following the completion of the treatment period, participants attended a safety follow-up visit. Fourteen participants completed the study. The primary endpoints of the study evaluated the safety and tolerability of DARE-VVA1 by vaginal administration and determined the plasma PK of DARE-VVA1 after intravaginal application. Secondary endpoints evaluated preliminary efficacy and PD of DARE-VVA1 in terms of the most bothersome vaginal symptom and changes in vaginal cytology and pH.
In 2023, data from our Phase 1/2 study of DARE-VVA1 were published in Climacteric, the official journal of the International Menopause Society, in an article entitled, “Pharmacokinetics, safety and preliminary pharmacodynamic evaluation of DARE-VVA1: a soft gelatin capsule containing tamoxifen for the treatment of vulvovaginal atrophy.” The article concluded that DARE-VVA1 was safe and resulted in minimal systemic exposure to tamoxifen. Adverse events were mild to moderate in severity and distributed similarly among the DARE-VVA1 and placebo groups. Plasma tamoxifen concentrations were highest among women using DARE-VVA1 20 mg, but the maximum mean (standard deviation) plasma tamoxifen concentrations on day 1 and day 56 of the treatment period were less than 14% of those measured after one oral tamoxifen dose. The article also concluded that preliminary efficacy data support further development of DARE-VVA1. The article found that DARE-VVA1 users had significant decreases from pre-treatment baseline in vaginal pH and proportion of vaginal parabasal cells (p = 0.04 for both endpoints). Women randomized to use DARE-VVA1 10 mg or DARE-VVA1 20 mg experienced the largest treatment impact. The severity of vaginal dryness and dyspareunia decreased significantly from baseline with DARE-VVA1 use (p = 0.02 for both endpoints).
We acquired the DARE-VVA1 program through our acquisition of Pear Tree Pharmaceuticals in 2018. See "Strategic Agreements for Pipeline Development" below for discussion of that merger agreement.
DARE-CIN
DARE-CIN (formerly referred to as R-131-2) is an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert, which we plan to develop for the treatment of cervical intraepithelial neoplasia, or CIN (also known as cervical dysplasia), and other HPV-related pathologies. CIN is a precancerous condition in women strongly linked to HPV infection, the most common sexually transmitted infection in the U.S. Disease severity is classified on a scale from one to three based on how much epithelial tissue in the cervix has abnormal cells. There is no FDA-approved non-surgical pharmaceutical intervention to treat CIN2 or CIN3 (collectively referred to as CIN2+). Current surgical procedures to treat cervical dysplasia are invasive and can adversely impact future pregnancies. We believe a non-surgical pharmaceutical approach could provide women with an important alternative to surgical procedures to treat cervical dysplasia.
We are conducting limited activities to support an IND submission to the FDA to enable Phase 2 clinical development of DARE-CIN in the United States. We do not plan to conduct the Phase 2 study until after we secure additional capital.
Clinical Data
DARE-CIN was previously evaluated in a proof-of-concept clinical study and the results demonstrated its potential as a self-applied therapy for HPV infection and related cervical lesions. DARE-CIN was also previously evaluated in a Phase 1 clinical study to assess PK.
We are developing DARE-CIN under our license agreement with Douglas Pharmaceuticals, Limited. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.

DARE-PDM1
DARE-PDM1 is an investigational proprietary hydrogel formulation of diclofenac for vaginal administration designed to treat primary dysmenorrhea. DARE-PDM1 utilizes our proprietary hydrogel technology to vaginally deliver the active pharmaceutical ingredient, diclofenac, a nonsteroidal anti-inflammatory drug (NSAID), in a novel way for the treatment of primary dysmenorrhea. Primary dysmenorrhea is defined as painful menstruation in girls and women with normal pelvic anatomy, typically described as cramping pain in the low back or lower abdomen before or during the menstrual period. Oral NSAIDs, such as diclofenac, are often recommended for temporary relief from the painful symptoms of primary dysmenorrhea. Because there are currently no FDA-approved vaginal diclofenac treatment options for primary dysmenorrhea, DARE-PDM1 has the potential to be a first-in-category product, delivering diclofenac in a convenient vaginal format that may extend the duration of pain relief and reduce the risks associated with the oral delivery of NSAIDs. According to the American College of Obstetricians and Gynecologists’ Committee on Adolescent Health Care, dysmenorrhea is the most common menstrual symptom among adolescent girls and young women, and most adolescents experiencing dysmenorrhea have primary dysmenorrhea. Prevalence rates of dysmenorrhea vary but range from 50% to 90%.
Clinical Data
DARE-PDM1 has been evaluated in a Phase 1 clinical study, DARE-PDM1-001, conducted by our wholly-owned subsidiary in Australia. DARE-PDM1-001 was a multi-center, randomized, placebo-controlled, double-blind, three-arm parallel group study that enrolled approximately 42 healthy, premenopausal women with symptomatic primary dysmenorrhea. This study was designed to assess the systemic (plasma) and local mucosal (vaginal fluid) diclofenac PK and safety after a single dose and during three daily doses of vaginally administered DARE-PDM1, given in two different strengths (1% or 3% diclofenac in 2.5 mL of hydrogel) versus placebo (vaginal hydrogel, no active ingredient). The study also assessed, as an exploratory endpoint, the preliminary dysmenorrhea treatment efficacy of DARE-PDM1, when dosed in three daily doses at the onset of dysmenorrhea symptoms, compared to a no-treatment, baseline, control cycle. The study observation period encompassed approximately three menstrual cycles.
In December 2023, we announced topline data from the DARE-PDM1-001 study. The topline data indicate that the study treatment was well-tolerated, and treatment emergent adverse events profiles were comparable between the DARE-PDM1 treatment groups and the placebo group. All adverse events were mild or moderate; most adverse events (85%) were mild. There were no early discontinuations due to an adverse event, and no serious adverse events were reported.
The vaginal fluid PK results exhibited dose proportionality for the 1% and 3% diclofenac strengths of the DARE-PDM1 study treatment. Additionally, the vaginal fluid PK results demonstrated that for approximately 75% (21/28) of the women in the DARE-PDM1 treatment groups the product was retained in the vaginal canal through 24 hours. The plasma PK results similarly exhibited dose proportionality for the 1% and 3% diclofenac strengths of the DARE-PDM1 study treatment. Plasma levels of diclofenac were at peak plasma concentrations within 3-4 hours for both diclofenac strengths of the DARE-PDM1 study treatment, and diclofenac was no longer detectable in the plasma by 48 hours post study treatment for the majority of subjects in the study. The plasma PK results for both DARE-PDM1 treatment groups indicate that vaginal dosing could result in systemic exposure which is approximately 1,000 times less than that seen from oral use of diclofenac.
The exploratory endpoint that evaluated the preliminary efficacy of DARE-PDM1 versus placebo in reducing dysmenorrhea-associated pain showed a promising signal, with a statistically significant decrease in pelvic/vaginal and lower back pain scores in the 1% diclofenac DARE-PDM1 treatment group compared to the placebo group, as well as a decrease in pain scores in the 3% diclofenac DARE-PDM1 treatment group. Additionally, while most participants used at least one non-pharmacologic pain relief method (e.g., heating pad) for dysmenorrhea-associated pain during the no-treatment, baseline, control cycle, the proportion of participants who used at least one non-pharmacologic pain relief method for dysmenorrhea-associated pain decreased significantly in the DARE-PDM1 treatment groups during the dosing period, but not in the placebo group. There was no difference in the exploratory assessment of frequency of use of rescue medications in the treatment phase between the three groups.
We believe the topline results of the Phase 1 study support continued clinical development of DARE-PDM1 as a treatment for primary dysmenorrhea. At the conclusion of the development program, if successful, we intend to leverage the existing safety and efficacy data for diclofenac to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-PDM1 in the U.S.

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
DARE-FRT1 and DARE-PTB1
DARE-FRT1 and DARE-PTB1 are IVRs designed to release bio-identical progesterone continuously for up to 14 days. DARE-FRT1 is being developed for luteal phase support as part of an in vitro fertilization, or IVF, treatment plan. DARE-PTB1 is being developed for the prevention of preterm birth. DARE-FRT1 and DARE-PTB1 use the same IVR technology platform as DARE-HRT1. We are conducting development activities to support IND submissions and Phase 1 clinical studies of these product candidates. We do not plan to conduct the Phase 1 studies until after we secure additional capital. At the conclusion of these development programs, if successful, we intend to leverage the existing safety and efficacy data for progesterone to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-FRT1 and DARE-PTB1 in the U.S.
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
DARE-LARC1, our potential user-controlled, long-acting reversible contraceptive, is designed to store and precisely deliver hundreds of therapeutic doses of the contraceptive levonorgestrel over a period of years and to be controlled by the user, without further intervention by a healthcare provider. DARE-LARC1’s woman-centered design seeks to offer the benefits of traditional long-acting reversible contraceptives with the added flexibility and convenience for the user to pause and resume release of levonorgestrel, depending on her desire for fertility or contraceptive protection. Under a grant agreement we entered into in June 2021, as amended, we may receive up to approximately $49.0 million, payable over approximately five years, to advance development of the technology through nonclinical proof of principle studies to enable an IND submission. As of the date of this report, we have received payments totaling approximately $28.4 million under the grant agreement. Additional payments are contingent upon the DARE-LARC1 program's achievement of development and reporting milestones specified in the grant agreement.

The DARE-LBT program has been supported by a private foundation grant of approximately $585,000 under a grant agreement that we entered into in November 2022. The grant funds supported activities related to development of a vaginal thermosetting gel formulation for the delivery of live biotherapeutics that can be reconstituted at the point of care. We believe DARE-LBT merits further development as a delivery vehicle with potential to enhance the availability of novel therapeutics for vaginal health in the United States and worldwide, including in countries with varying climatic conditions and/or where extended storage may be required.
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
Manufacturing and Supply
We do not own or operate, nor do we expect to own or operate, facilities for manufacturing, storage and distribution, or testing of our product candidates. We rely on third parties to supply and manufacture our product candidates and other materials necessary to conduct pre-clinical testing, clinical trials and other activities required for regulatory approval of our product candidates, and expect to continue to do so in the future. In addition, to the extent our commercialization strategy for any future approved product requires that we undertake commercial supply obligations, we intend to rely on contract manufacturers and suppliers for manufacture, storage, distribution and testing of our finished commercial products and their respective components, including the active pharmaceutical ingredients, or API. These arrangements require less upfront capital expenditure and allow us to maintain a smaller and more flexible infrastructure.
Under the terms of our license agreement with Organon, we were responsible for providing product supply of XACIATO on an interim basis until Organon assumed such responsibility. In March 2022, we entered into a long-term supply and manufacturing agreement with the contract manufacturing organization, or CMO, that provided clinical supplies of XACIATO for our pivotal Phase 3 DARE-BVFREE clinical study. Under the terms of our agreement, the CMO was responsible for obtaining supplies, at our expense, of all components necessary for the manufacture of XACIATO, including the API, clindamycin. In December 2023, Organon assumed our obligations under the agreement with the CMO and our product supply agreement with Organon was terminated.
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
Under the terms of our license agreement with SST, SST was responsible for providing clinical supplies of Sildenafil Cream for Phase 2 clinical studies in the U.S., and we are responsible for providing supplies of Sildenafil Cream for Phase 3 clinical development and, if approved, for marketing and sale. Currently, we plan to obtain clinical supplies of Sildenafil Cream from the same CMO that manufactured Sildenafil Cream for the Phase 2b RESPOND clinical study.

We expect that our current arrangements will meet our foreseeable needs for clinical trial materials or, generally, that alternative supply sources will be readily available. However, we may experience manufacturing and supply delays and disruptions in the event we need to engage alternative supply sources, as well as in connection with our current CMOs scaling up production to meet our clinical supply requirements for later stage clinical studies. In addition, some key raw materials or components of our clinical-stage product candidates, including Ovaprene and Sildenafil Cream, have only a single source of supply and alternative supply sources may not be readily available. Global supply chain disruptions, including those related to recent and ongoing geopolitical events, may contribute to manufacturing and supply delays. See ITEM 1A. "RISK FACTORS – Risks Related to Product Research & Development and Regulatory Approval – Delays in the manufacture of our clinical supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products” below.
Strategic Agreements for Product Commercialization
Organon License Agreement
In March 2022, we entered into an agreement with Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property we control. In July 2022, we received a $10.0 million non-refundable and non-creditable payment from Organon, which was recorded as license fee revenue. In July 2023, received a $1.0 million payment from Organon in connection with the amendment to the license agreement we entered into which was also recorded as license fee revenue. In connection with the first commercial sale of a licensed product in the United States, we received the $1.8 million milestone payment from Organon in the fourth quarter of 2023.
Under the terms of the license agreement, as amended, we are entitled to receive tiered double-digit royalties based on net sales and potential future milestone payments of up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets. The royalty period for each licensed product will continue on a country-by-country basis from the first commercial sale of the licensed product in the country until the expiration of the later of (i) the date that no valid patent claim would be infringed in the absence of the license granted under the agreement by the sale of the licensed product in the country, (ii) 10 years after the end of the month in which the first commercial sale of the licensed product in the country occurred, and (iii) the expiration of regulatory market exclusivity for the licensed product in that country.
Unless terminated earlier, the agreement will expire on a product-by-product and country-by-country basis upon expiration of the applicable royalty period for each licensed product. In addition to customary termination rights for both parties, Organon may terminate the agreement in its entirety or on a country-by-country basis at any time in Organon’s sole discretion on 120 days’ advance written notice.
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
Strategic Agreements for Pipeline Development
The following is a summary of certain rights and obligations under our strategic agreements and describes expenses incurred during 2023 and our future payment or potential future payment obligations thereunder.
Douglas License Agreement / The University of Manchester Stand-by Direct License Arrangement
In August 2023, we entered into a license agreement with Douglas Pharmaceuticals Limited, or Douglas, under which we acquired the exclusive rights to develop and commercialize a lopinavir and ritonavir combination soft gel vaginal insert for the treatment of CIN and other HPV-related pathologies, and an agreement with The University of Manchester, pursuant to which The University of Manchester consented to Douglas' sublicense to us of certain rights it previously granted to Douglas and agreed to grant us a direct license to such rights if its license agreement with Douglas is terminated. As a result of these agreements, we commenced our DARE-CIN program. Under our agreement with Douglas, we received an exclusive, royalty-bearing license to research, develop and commercialize the licensed intellectual property in the United States for the treatment or prevention of all indications for women in female reproductive health. We are entitled to sublicense the rights granted to us under the agreement.
Milestone Payments. We agreed to make potential future milestone payments to Douglas of (1) up to $5.25 million in the aggregate upon achieving certain development and regulatory milestones, which may be paid in shares of our common stock, in our sole discretion subject to specified limitations, and (2) up to $64.0 million in the aggregate upon achieving certain commercial sales milestones for each product covered by the licenses granted under the agreement.
Royalty Payments. Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement.
Efforts. We must use commercially reasonable efforts to develop and introduce to market at least one product or process.
Term. Unless earlier terminated, the agreement expires upon the expiration of the last-to-expire royalty term. In addition to customary termination rights for both parties, we may elect to terminate the agreement at any time, with or without cause, upon advance written notice to Douglas, and Douglas may terminate the agreement if we materially fail to fulfill diligence requirements with respect to product development.
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
Cooperative Research and Development Agreement with NICHD
In July 2021, we entered into a CRADA with the U.S. Department of Health and Human Services ("HHS"), as represented by NICHD, part of the NIH, for the conduct of a pivotal Phase 3 clinical study of Ovaprene. See also “Our Pipeline: Clinical Stage Programs – Ovaprene” above. Pursuant to the terms of the CRADA, we are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid and we expect to make the remaining $0.5 million payment in the third quarter of 2024. NICHD will be responsible for the other costs related to the conduct of the Phase 3 study and will manage the payment of expenses to other parties involved with the study. Either we or NICHD may terminate the CRADA for any reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use payments we make under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination, and any unused funds will be returned to us. Under the CRADA, each party granted the other party rights to use their respective background inventions solely to the extent necessary to conduct the activities described in the research plan in the CRADA. Subject to the U.S. government’s nonexclusive, nontransferable, irrevocable, paid-up right to practice any CRADA invention for research or other government purposes, each party will own inventions, data and materials produced by its employees, and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. The CRADA also contains customary representations, warranties, and indemnification and confidentiality obligations. The CRADA expires five years from its effective date.
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
License Amendment, as amended:
Milestone Payments. We paid MilanaPharm $500,000 in connection with the first commercial sale in the United States of XACIATO in the fourth quarter of 2023. We may pay up to $250,000 upon the first commercial sale in the United States of successive licensed products for each vaginal or urological use. In addition, upon achievement of $50.0 million in cumulative worldwide net sales of licensed products, we must pay $1.0 million to MilanaPharm.
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
Assignment Agreement, as amended
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
Milestone Payments. Hammock is eligible to receive up to $250,000 in the aggregate upon achievement of a regulatory development milestone related to a non-bacterial vaginosis product.
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

Catalent JNP License Agreement
In April 2018, we entered into an exclusive license agreement with Catalent JNP, Inc. (formerly known as Juniper Pharmaceuticals, Inc., and which we refer to as Catalent in this report), under which Catalent granted us (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Catalent, to make, have made, use, have used, sell, have sold, import and have imported products and processes; and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Catalent to make, have made, use, have used, sell, have sold, import and have imported products and processes. As a result of this license agreement, we commenced our DARE-HRT1, DARE-FRT1 and DARE-PTB1 programs. We are entitled to sublicense the rights granted to us under this agreement.
Annual Maintenance Fee. We pay an annual license maintenance fee of $100,000 to Catalent on each anniversary of the date of the agreement, which will be creditable against royalties and other payments due to Catalent in the same calendar year (including milestone payments and sublicense income), but may not be carried forward to any other year.
Milestone Payments. Catalent is eligible to receive (1) up to $12.5 million in the aggregate in payments based on the achievement of specified clinical and regulatory milestones, and (2) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement.
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

SST License and Collaboration Agreement
In February 2018, we entered into a license and collaboration agreement with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC, referred to collectively as SST, under which we received an exclusive, royalty-bearing, sublicensable license to develop and commercialize, in all countries and geographic territories of the world, for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of female sexual arousal disorder, or the Field of Use, SST's topical formulation of Sildenafil Cream as it existed as of the effective date of this agreement, or any other topically applied pharmaceutical product containing sildenafil or a salt thereof as a pharmaceutically active ingredient, alone or with other active ingredients, but specifically excluding any product containing ibuprofen or any salt derivative of ibuprofen, or the Licensed Products.
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
Milestone Payments. We may pay to ADVA-Tec: (1) up to $13.0 million in the aggregate based on the achievement of specified development and regulatory milestones and (2) up to $20 million in the aggregate based on the achievement of certain worldwide net sales milestones. The future development and regulatory milestones include: successful completion of a Phase 3/pivotal clinical trial; the FDA’s acceptance of a PMA filing for Ovaprene; the FDA’s approval of the PMA for Ovaprene; CE Marking of Ovaprene in at least three designated European countries; obtaining regulatory approval in at least three designated European countries; and obtaining regulatory approval in Japan.
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
Term. Unless earlier terminated, the license we received under the agreement continues on a country-by-country basis until the later of the life of the licensed patents or our last commercial sale of Ovaprene. In addition to customary termination rights for both parties: (A) we may terminate the agreement with or without cause in whole or on a country-by-country basis upon 60 days prior written notice; and (B) ADVA-Tec may terminate the agreement if we develop or commercialize any non-hormonal ring-based vaginal contraceptive device competitive to Ovaprene or if we fail to: (1) in certain limited circumstances, commercialize Ovaprene in certain designated countries within three years of the first commercial sale of Ovaprene; (2) satisfy the annual spending obligation described above, (3) use commercially reasonable efforts to complete all necessary pre-clinical and clinical studies required to support and submit a PMA, or (4) conduct clinical trials as set forth in the development plan to which we and ADVA-Tec agree, and as may be modified by a joint research committee, unless such failure is caused by events outside of our reasonable control.
Royalty Interest Financing Agreement
In December 2023, we entered into a royalty interest financing agreement with United in Endeavour, LLC, or United, pursuant to which we sold to United an interest in the royalty and milestone payments we receive from Organon in respect of net sales of XACIATO. On the effective date of the agreement, we received a payment of $5.0 million, or the Initial Investment, from United. Until December 31, 2026, we may, at our sole discretion, elect to receive three additional payments of up to an aggregate of $7.0 million. We refer to each such payment as a Supplemental Discretionary Investment Amount, and collectively, as the Total Supplemental Discretionary Investment Amount.
We will make payments to United under the agreement until such time when United has received aggregate payments equaling a 12% internal rate of return, or the IRR, on the Initial Investment and the Total Supplemental Discretionary Investment Amount, if any (referred to as the Hard Cap). Until such time as the IRR has been achieved, we agreed to make payments to United equal to (i) from the date of the agreement through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by us to any licensor or sublicensee on the royalty payments generated and received by us on net sales of XACIATO by Organon have been deducted (such payments referred to as the Net Royalty Payments), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from the date of the agreement through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by us to any licensor or sublicensee on the milestone payments generated and received by us on net sales of XACIATO by Organon have been deducted. After December 31, 2029, we will be required to make certain additional payments to United to the extent United has not received payments equaling the Hard Cap by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if United has not received payments equaling the Hard Cap by December 31, 2035 and we have other sources of assets or income besides XACIATO sufficient to complete such payments, we have agreed to pay United quarterly payments evenly divided over a two-year term, such that United will have obtained the IRR, taking into account all other payments received by United from us under the agreement. United’s right to receive payments will terminate when United has received the Hard Cap.

We have the right, but not the obligation, at any time, to repurchase all of the interest from United at a repurchase price equal to the Hard Cap, calculated as of the date of we exercise such call option.
The agreement contains representations and warranties, covenants, indemnification obligations, and other provisions customary for transactions of this nature and will terminate on the date that is the earlier of (i) the date upon which the payment of the purchased interest in respect of XACIATO is made in full to United, and (ii) the payment to United of an aggregate amount equal to the Hard Cap.
In connection with the agreement, we issued to United a warrant to purchase up to 5.0 million shares of our common stock. In addition, for every $1.0 million of Supplemental Discretionary Investment Amount, we agreed to issue an additional warrant to purchase up to 1.0 million shares of our common stock, for an aggregate of additional warrants to purchase up to 7.0 million shares of our common stock.
The warrants are exercisable, in full or in part, at any time on or prior to the fifth anniversary of the date of issuance of the particular warrant at an exercise price of $0.3467 per share, subject to customary anti-dilution adjustments. The warrants may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the warrants, then in lieu of paying the exercise price in cash, the holder may elect to exercise the warrant on a cashless basis.
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
Under the terms of the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the License Amendment with TriLogic Pharma, LLC and MilanaPharm, LLC, regarding the thermosetting hydrogel platform which includes XACIATO, we are the exclusive licensee of three issued U.S. patents, two of which are set to expire in December 2028 and one of which is set to expire in September 2036, subject to any extensions or disclaimers, and three foreign patents, including one European Patent Office, or EPO, patent validated in four countries, that expire in December 2028, subject to any extensions or disclaimers, as well as two foreign patents, including one EPO patent validated in 22 countries, that expire in July 2036, subject to any extensions or disclaimers. One of the three issued U.S. patents is listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation," known as the Orange Book, under the Patent Exclusivity Information for XACIATO. In addition, we have rights to three pending foreign patent applications and one pending U.S. patent application. If issued, the patent term for any patents issuing from these pending applications would be expected to expire in 2036, subject to any extensions or disclaimers. We own a pending PCT application and one foreign application regarding XACIATO, and a pending PCT application directed to the thermosetting hydrogel platform. The patent term for any patents issuing from these pending applications would be expected to expire in 2042, subject to any extensions or disclaimers. Organon has licensed XACIATO-specific patents and applications from us.
Under the terms of the ADVA-Tec license agreement, regarding Ovaprene, we are the exclusive licensee of nine granted U.S. patents, one pending U.S. patent application, seven granted foreign patents, including four EPO patents validated in a total of 55 countries, and four pending foreign patent applications. Two of the U.S. patents have terms until August 2028, which includes days added to the term by patent term adjustment, and a third patent has a term that expires in July 2027, including patent term adjustment, each of such terms being subject to any future extensions or disclaimers. The other U.S. and foreign patents are expected to expire in 2024, 2025, or 2026. The patent terms for any patents issuing from the pending applications would be expected to expire in 2035, subject to any extensions or disclaimers.
Under the terms of the SST license agreement, regarding Sildenafil Cream, we are the exclusive licensee in the Field of Use of 23 issued patents worldwide (10 U.S. patents and 13 foreign patents, including two EPO patents validated in a total of 20 countries). Additionally, there is one patent application pending in the US, one in Europe, and two in other international markets. The issued U.S. patents have a patent term that expires in June 2029, including any patent term adjustment, and may be eligible for regulatory exclusivity under the Hatch-Waxman Act, while several foreign patents have a term that is set to expire in late 2031, each of such terms being subject to any future extensions or disclaimers.
Under the terms of the Catalent license agreement, regarding our intravaginal ring platform which includes DARE-HRT1, we are the exclusive licensee of four issued U.S. patents with patent terms set to expire in April 2024, November 2024, February 2025, and September 2027, including patent term adjustment, four issued foreign patents with patent terms until April 2024, including one European patent validated in three countries, as well as one pending U.S. application and two pending foreign applications that if granted are expected to have patent terms that expire in May 2038, subject to any extensions or disclaimers. Additionally, relative to the DARE-HRT1 program, we are the sole owner of two pending U.S. provisional patent applications with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
When we acquired Pear Tree Pharmaceuticals, Inc. in 2018, regarding DARE-VVA1, we obtained the rights to three U.S. patents and one Japanese patent. The patent terms for the U.S. patents are expected to expire in June 2027, June 2028, and May 2035 including any patent term adjustment, extensions or disclaimers. The Japanese patent has a term that is set to expire in June 2027. Additionally, relative to the DARE-VVA1 program, we are the sole owner of one pending U.S. provisional patent application with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
When we acquired MBI in 2019, we obtained the rights to over 100 patents and applications. The key technology underlying the platform currently is supported by 14 U.S. patents and 49 foreign patents, including six EPO patents validated in various European countries, and 12 pending patent applications. We believe that the four most recently filed patent families are directly applicable to our DARE-LARC1 program. Those patent families have patent terms that are set to expire 2032, 2033, 2034, and 2040 respectively, subject to any extensions or disclaimers. Those patent families include patents granted in the U.S., E.U. and other key international markets.
Under the terms of the Hennepin license agreement, we are the exclusive licensee of five issued U.S. patents and four foreign patents, as well as four pending U.S. applications and twelve pending foreign applications. The U.S. patents are set to expire in 2025, 2026, 2028, 2033 and 2034 including any patent term adjustment, extensions or disclaimers, and the foreign patents have patent terms until 2025 or 2033. The U.S. and foreign applications, if granted, are expected to have patent terms that expire in 2033, 2037, 2038, and 2042, subject to any extensions or disclaimers.
Under the terms of the Douglas license agreement, we are the exclusive licensee of three granted U.S. patents and four pending U.S. patent applications. The granted patents are expected to expire in 2034 or 2039, including any patent term adjustment, extensions or disclaimers, and the U.S. applications, if granted, are expected to have patent terms that expire in 2039 and 2040.
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
Currently, there are no FDA-approved therapies for FSAD. Sildenafil Cream has the potential to be the first FDA-approved product for the treatment of FSAD.
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
•submission of an NDA to the FDA along with payment of the application user fee and FDA acceptance of that NDA;
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act of 1987, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, repackagers, wholesale distributors, and dispensers (primarily pharmacies) over a 10-year period that culminated in November 2023. It also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. In February 2022, the FDA released proposed regulations to amend the existing national standards for licensing of wholesale drug distributors by the states (which had been promulgated under the PDMA); to establish new minimum standards for state licensing third-party logistics providers; and to create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of prescription drug products regulated by the FDA.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and medical devices, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against clinical trial sponsors that fail to comply with such requirements.
Other U.S. Health Care Laws and Compliance Requirements
As we plan to commercialize our product candidates, if approved, we are subject to additional health care statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Arrangements we may enter into with third-party payors or other customers expose us to broadly applicable fraud and abuse and other health care laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval.
Violations of the fraud and abuse laws, or other health care laws, are punishable by criminal and civil sanctions, including, in some instances, the possibility of exclusion from participation in federal and state health care programs, (including Medicare and Medicaid), and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties also may be imposed upon executive officers and employees, including criminal sanctions against executive officers under the so-called “responsible corporate officer” doctrine, even in situations where the executive officer did not intend to violate the law and was unaware of any wrongdoing. Given the penalties that may be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict us or our executive officers, employees or consultants of violating these laws, our business could be harmed. In addition, private individuals have the ability to bring similar actions under some of the fraud and abuse laws described below. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and extensive enforcement of them by law enforcement authorities. Further, federal and state laws that require manufacturers to make reports on pricing and marketing information could subject us to penalty provisions.
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
To the extent we commercialize or co-promote our products, if approved, and because such products could be reimbursed under federal and other governmental health care programs, we have developed an appropriate compliance program, commensurate to the limited commercial activities in which we engage, that establishes internal controls to facilitate adherence to the rules and health care program requirements. Although compliance programs and adherence thereto may mitigate the risk of violation of and subsequent investigation and prosecution for violations of the laws described above, the risks cannot be eliminated entirely. Ensuring that our current and future business arrangements with third parties comply with applicable health care laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other health care laws and regulations. Moreover, if any of the physicians or other health care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.
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
Additionally, the containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA, which includes (among other things) multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drug products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA's impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are ongoing.
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
Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act, or the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. The FTC and states' Attorneys General have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.
State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect in January of 2020. The CCPA mirrors a number of the key provisions of the European General Data Protection Regulation, or GDPR, described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, requiring covered companies to provide new disclosures to consumers about such companies' practices for collection and use of consumer data, and providing customers new ways to opt-out of certain sales or transfers of personal information. In addition, the CCPA creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. More recently, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the election on November 3, 2020. The CPRA went into effect in January of 2023, modifying and strengthening the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which will be enacting new regulations and will have expanded enforcement authority. Various states such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah and Virginia have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such.
Health Care Reform and Potential Changes to Laws and Regulations
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates that receive marketing approval. FDA and other regulatory authority policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA (summarized above in the section entitled “Coverage, Pricing, and Reimbursement”), other legislative changes have been proposed and adopted in the United States that may affect health care expenditures. In addition to the IRA's drug price negotiation provisions, discussed above, President Biden's Executive Order 14087, issued October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.
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
In 2017, European Union regulatory bodies finalized a new Medical Device Regulation (“MDR”), which provided three years for transition and compliance, for a final effective date of May 26, 2020. As a result of the COVID-19 pandemic, however, the implementation date was postponed by one year to May 26, 2021, and a further transition period until May 26, 2024 gives the medical device industry and Notified Bodies additional time to come into compliance. The MDR changed several aspects of the existing regulatory framework for medical device marketing in Europe and increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. Specifically, the MDR requires post-market clinical follow-up evidence for medical devices, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, unique device identification, or UDI, for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. A CE certificate issued under the MDD before May 26, 2021 may remain valid until May 25, 2024 under certain conditions. Longer transition periods for various medical devices covered by certificates or declarations of conformity issued before May 26, 2021 were implemented by the European Commission in March 2023 in order to mitigate the risk of device shortages in the EU. The new transition periods permit devices certified in accordance with the MDD to remain on the market under such certifications until May 26, 2026 for class III implantable custom-made devices, December

31, 2027 for Class III and implantable class IIb devices, and December 31, 2028 for all other class IIb and lower risk devices. As a new market entrant, however, the transition provisions do not apply to our business and we must acquire approvals under the MDR for new products, which could be challenging and costly.

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
Rest of the World Regulation
In addition to regulations in the United States, EU, and Canada, we may become subject to a variety of regulations governing clinical studies and commercial sales and distribution of prescription drug and drug-device combination products in other jurisdictions around the world. These laws and regulations typically require the licensing of manufacturing and contract research facilities, carefully controlled research and testing of product candidates and governmental review and approval of results prior to marketing therapeutic product candidates. Additionally, they may require adherence to the FDA’s GLPs, GCPs, and cGMPs during manufacturing. The process of new drug approvals by regulators in the United States, Canada and the European Union are generally considered to be among the most rigorous in the world.
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
Europe – Data Privacy
On May 25, 2018, the GDPR went into effect, implementing a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; limitations on retention of personal data, higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; requirements to conduct data protection impact assessments for "high risk" processing; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afforded greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the EU member states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.
We will also be subject to evolving EU laws on data export, if we transfer data outside the EU to ourselves or third parties outside of the EU. The GDPR only permits exports of data outside the EU to countries deemed by the European Commission to have adequate data privacy laws or where there is a suitable data transfer solution in place to safeguard personal data (e.g. the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision a) calls into question certain data transfer mechanisms as between the EU member states and the U.S. and b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S.
On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the U.S. along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.
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
Employees
As of March 27, 2024, we had 26 employees. Twenty three of our employees are full-time and three are part-time, 18 are in research and development and eight are in general and administrative. Given the differing characteristics of our product candidates, our approach is to engage consultants with experience in varying specialties to help us develop such candidates. Our numerous consultants serve as an extension to our employee base. We believe this approach enables us to access the expertise needed in a cost-efficient manner and without the need to rapidly increase the number of full-time employees and their associated costs. In the future, if we select a commercialization strategy for a product candidate that requires us to establish marketing, sales or distribution infrastructure and capabilities, we may need to rapidly increase our employee base.

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
•Our business depends on obtaining the approval of regulatory authorities, and in particular, FDA approval, to market products that we develop. All of our product candidates are investigational, require the conduct and successful completion of clinical studies and nonclinical work, and may never complete development or be submitted for or receive regulatory approval. The FDA's approval of XACIATO is not predictive of favorable development or marketing approval outcomes for our product candidates.
•Clinical development is a lengthy and expensive process with an inherently uncertain outcome. Failure to successfully complete clinical trials and nonclinical activities and obtain regulatory approval to market and sell our product candidates on our anticipated timelines at reasonable costs to us, or at all, particularly Ovaprene and Sildenafil Cream, could have a material adverse effect on our business, operating results and financial condition.
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
•Unless and until one of our product candidates receives regulatory approval, payments under our license agreement with Organon based on net sales of XACIATO represent our only potential source of ongoing revenue and the amount of those net sales is largely outside of our control.
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
•The commercial success of XACIATO will depend on Organon’s efforts and capabilities and a variety of factors, many of which currently are unknown or uncertain, and if commercialization of XACIATO is not successful, our reputation, business and prospects may suffer.
•XACIATO and any future products will face intense competition, including from generic products, and may fail to achieve the degree of market acceptance necessary for commercial success. Our business, operating results and financial condition will suffer if we, or our commercial collaborators, fail to compete effectively and fail to achieve market acceptance.
•Failure to successfully obtain coverage and adequate reimbursement for XACIATO and any future products from government health care programs and other third-party payors would diminish our ability, or that of a commercial collaborator, to generate net product revenue or net sales. If out-of-pocket costs for products we develop are deemed by women to be unaffordable, a commercial market may never develop.
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
•Lack of patent protection for the active ingredients in certain of our product candidates, including Sildenafil Cream and DARE-HRT1, may limit the commercial opportunity for those products if competitors are able to develop and commercialize safe and effective alternative formulations or methods of delivery of the active ingredients.
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
•If we fail to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
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
We have a history of losses from operations, we expect negative cash flows from our operations to continue for the foreseeable future, and we expect that our net losses will continue for the foreseeable future as we develop and seek to bring to market our existing product candidates and as we seek to potentially acquire or license and develop additional product candidates. These circumstances raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2023 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2023, our accumulated deficit was approximately $171.2 million, our cash and cash equivalents were approximately $10.5 million, our deferred grant funding liability under our grant agreements related to DARE-LARC1 and DARE-LBT was approximately $13.7 million, and our working capital deficit was approximately $2.9 million. Our cash and cash equivalents at December 31, 2023 represented funds received under such grant agreements and such funds may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. We will require additional capital to fund our operating needs into the third quarter of 2024. and to meet our current obligations as they become due. Advancing our investigational women's health products through clinical development and pursuing regulatory approval and commercialization will require substantial additional investment. We will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend highly on many factors, as discussed further below as well as under "ITEM 7. MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources—Plan of Operations and Future Funding Requirements."
Our management may devote significant time and we may incur substantial costs in pursuing, evaluating and negotiating potential capital-raising transactions and those efforts may not prove successful on a timely basis, or at all. If we cannot raise adequate additional capital when needed, we may be forced to reduce, or even terminate our operations. We may delay, scale back or eliminate one or more of our product development programs; relinquish rights under our license agreements with third parties relating to our product candidates; forgo opportunities to expand our product portfolio; take other measures to reduce our expenses; reorganize or merge with another entity; or file for bankruptcy or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and our stockholders may lose all or part of their investment in our common stock.
Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:
•the product development programs we choose to pursue;
•the cost and pace of preclinical and clinical development;
•the results of preclinical activities and clinical trials;
•the cost and timing of obtaining clinical supplies of product candidates;
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
We may seek to raise additional capital through a variety of means, including equity, equity-linked or debt securities offerings, government or other grant funding, strategic collaborations or alliances, debt, royalty monetization or other structured financings, or other similar types of arrangements. Our past success in raising capital through equity offerings, grant funding, collaboration agreements, and a royalty monetization financing should not be viewed as an indication we will be successful in raising capital through those or any other means in the future. We expect that our ability to raise additional capital and the amount of capital available to us will depend not only on progress we and our collaborators make toward successfully developing, obtaining regulatory approval for and commercializing our product and product candidates, but also on factors outside of our control, such as macroeconomic and financial market conditions. To the extent we seek to obtain additional capital before achieving clinical, regulatory and/or sales milestones or when our stock price or trading volume or both are low, or when the general market for biopharmaceutical or women’s health companies is weak, additional capital may not be available to us on favorable terms, or at all.
Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. The occurrence or continued occurrence of macroeconomic factors or events similar to those experienced in recent years, such as a U.S. economic crisis or recession or recessionary concerns, inflation, public health emergencies (such as the COVID-19 pandemic), geopolitical conflict (such as the wars in Ukraine and the Middle East), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.
Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams.
As discussed above, we may seek to raise additional capital through a variety of means. Raising capital through the issuance of shares of our common stock, or securities convertible into or exercisable for our common stock, may depress our stock price and substantially dilute our existing stockholders. The terms of securities issued may include liquidation or other preferences that may materially adversely affect the rights of our existing stockholders. Debt and other structured financings, if available, would increase our fixed payment obligations and may involve covenants requiring us to maintain specified financial ratios or a specified cash balance, or limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, or impose other operating restrictions that could adversely impact our ability to operate our business and pursue our strategic objectives. We could also be required to meet certain milestones in connection with a debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies, product candidates or products, or otherwise agree to terms unfavorable to us. In addition, we may be required to relinquish valuable rights to future revenue streams, such as in the case of the royalty interest financing agreement we entered into in December 2023. Moreover, the lower our cash balance when we seek to raise additional capital, the more difficult, costly or dilutive to our existing stockholders it may be for us to raise additional capital.
We may be required to seek additional capital through arrangements with collaborators at an earlier stage of development or commercialization of our technologies, product candidates or products than otherwise would be desirable, in which case we may grant rights to our technologies, product candidates or products on terms that may not be as favorable to us or grant rights that we would otherwise prefer to retain. If we raise capital through new collaborations, strategic alliances or other similar types of arrangements, we may relinquish valuable rights to future revenue streams. Licensing agreements likely would significantly reduce our control over the development or commercialization of the licensed technology, product candidates or products, and our collaborators may become unable or unwilling to devote adequate resources to realize their full potential value. If we obtain funding through grants from governmental entities or private organizations, such parties may impose restrictions on our rights to technologies, product candidates or products developed with such funding, obtain rights to license such technologies, product candidates or products to third parties (e.g., if we are unable or unwilling to commercialize a product or make it available to certain patient populations in a timely manner or at certain prices), or require future royalty or other payments if such technologies, product candidates or products are commercialized.
We have a limited operating history, have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future, which, together with our limited financial resources and substantial capital requirements, make it difficult to assess our prospects.
We have a limited operating history upon which to evaluate our business and prospects. The development of drug and drug/device combination products in order to obtain regulatory approval is a highly speculative, lengthy and expensive undertaking and involves substantial risk. We cannot accurately determine the duration and completion costs of our development programs, or if, when and to what extent we will generate revenue from the commercialization of any of our product candidates. Other than XACIATO, which was recently commercially launched by our collaborator Organon, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We do not expect the potential milestone and royalty payments to us under our exclusive license agreement for XACIATO will be sufficient to cover our operating expenses. We have not been profitable since we commenced operations and may never achieve profitability. We devote significant resources to licensing or otherwise acquiring the rights to our product candidates and to research and development, or R&D, activities for them. Since inception, we have incurred significant operating losses. As discussed above, we must raise additional capital to finance our operations and remain a going concern and adequate additional capital may not be available to us on a timely basis, or at all.
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
We have relied heavily on sales of our common stock to fund our operations, and our future ability to obtain additional capital through stock sales or other securities offerings may be more costly or dilutive to our stockholders than in the past, or may not be available to us at all. Our ability to raise additional capital may be limited by a low trading volume, stock price and market capitalization, as well as by laws, regulations and market conditions.
We have relied heavily on our ability to raise capital by selling shares of our common stock. For example, we raised an aggregate of approximately $79.1 million in gross proceeds in fiscal years 2021 and 2022 through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement. Our ability to raise additional capital through sales of our common stock or other securities offerings will depend on several factors, many of which may not be in our favor, including the trading volume and volatile trading price of our common stock, our relatively low public float and market capitalization, our potential inability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market, unfavorable financial market conditions, and the other risks and uncertainties described in this “Risk Factors” section. If we are unable to raise additional capital through the offering and sale of shares of our common stock, or securities convertible into or exercisable for our common stock, on a timely basis or acceptable terms, or at all, we may seek additional capital through other third-party sources that require us to relinquish valuable rights in our intellectual property, technologies, product candidates or future revenue streams, or that subject us to restrictive covenants, operational restrictions or security interests in our assets, or we may need to delay, scale back or eliminate some or all of our development programs, reduce other expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations.
Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We currently have a shelf registration statement effective, however, our ability to raise capital under a shelf registration statement is, and may continue to be, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. For example, we currently are subject to the "baby shelf rule" because the market value of our outstanding shares of common stock held by non-affiliates, or our public float, was less than $75.0 million at the time of filing this annual report on Form 10-K, calculated in accordance with SEC rules. This means that we may use our shelf registration statement to raise additional funds only to the extent that the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, the intended sale does not exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. As an example, as of March 27, 2024, we could not offer or sell more than approximately $19.0 million of new securities under our shelf registration statement. If our ability to offer securities under an effective shelf registration statement is limited, including by the baby shelf rule, we may choose to conduct an offering of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement.

We would expect either of these alternatives to take more time and be a more expensive method of raising additional capital relative to using our shelf registration statement.
In addition, under SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to use a Form S-3 registration statement (1) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (2) to register the resale of our securities by persons other than us (i.e., a resale offering). While our common stock is currently listed on the Nasdaq Capital Market, there can be no assurance that we can maintain such listing. See, “Risks Related to Our Securities—If we fail to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock,” below.
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
Our current financial and technical resources are limited and not sufficient to develop all of the product candidates to which we hold licenses or options to license. This may affect our efforts to develop and bring to market the product candidates currently in our portfolio and any candidates we may add to our portfolio in the future. Due to our limited resources, we have curtailed, and may be required to further curtail, our development programs and clinical and nonclinical development activities that might otherwise have led, or lead, to more rapid progress in the development of our product candidates, or product candidates that we may in the future choose to develop. We may make determinations with regard to the indications and clinical trials on which to focus our resources that result in our realization of less than the full potential value of a product candidate. The decisions to allocate our research, management, personnel and financial resources toward particular indications may not lead to positive clinical milestones or to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also cause us to miss valuable opportunities, including the potential for some of our product candidates to be first-in-category products.
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

Clinical development is a lengthy and expensive process with an inherently uncertain outcome. Failure to successfully develop and obtain regulatory approval to market and sell our product candidates, and in particular, Ovaprene and Sildenafil Cream, would likely adversely affect our business.
Our business depends on the successful clinical development and regulatory approval of our product candidates, and in particular, our lead product candidates, which may never occur. The product candidates we develop require substantial clinical testing to demonstrate that they are safe and effective for their proposed uses. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. Accordingly, while some of our product candidates have undergone clinical trials and demonstrated positive results, including Ovaprene and Sildenafil Cream, there is no guarantee of successful outcomes in current or future clinical studies of these product candidates or of obtaining marketing approval for any of them. For example, while PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness and our PCT clinical trial of Ovaprene met its primary endpoint, there is no guarantee Ovaprene will demonstrate contraceptive effectiveness in its ongoing pivotal Phase 3 clinical study. As another example, while we believe the objectives of our exploratory Phase 2b RESPOND study of Sildenafil Cream were met and enabled successful completion of an end-of-Phase 2 meeting with the FDA and alignment on key elements of the Phase 3 program for Sildenafil Cream, the co-primary efficacy endpoints of the Phase 2b study were not met and there is no guarantee that Phase 3 clinical studies will be successful. The fact that the active pharmaceutical ingredients in certain of our product candidates, including Sildenafil Cream, received regulatory approval in other formulations and/or for other indications does not guarantee successful development of our product candidates for their proposed intended uses. Clinical trials may never demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates.
Even if we conduct and complete clinical trials for our product candidates, we may not obtain regulatory approval to market and sell any of them on the timelines we anticipate, or at all, which would have a material adverse effect on our business and operations.
Outcomes of our clinical trials, particularly later-stage clinical trials, may significantly impact our stock price. If the results of our pivotal Phase 3 clinical study of Ovaprene are not positive, our stock price could decline and our business and prospects may be adversely affected.
Ovaprene is one of our lead product candidates. If the results of our pivotal Phase 3 clinical study of Ovaprene are not positive or are perceived by third parties, including financial market participants, as not positive, our business, prospects and stock price could suffer significantly. If Ovaprene fails to demonstrate adequate safety or contraceptive effectiveness in the Phase 3 study, we may determine to delay, scale back or terminate the program, and we may not realize any return on our investment in the program. In addition, if we, the investment community, potential collaborators or the FDA view the topline or complete results of the study as not positive, our stock price could decline significantly, our reputation may suffer, and our ability to raise additional capital to continue to operate as a going concern and execute our business strategy could be adversely impacted.
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
As discussed elsewhere in this Risk Factors section, macroeconomic factors and events also have the potential to cause or contribute to significant delays in commencement and completion of our clinical trials. Global supply chain disruptions and the subsequent effects thereof may adversely affect the ability of contract manufacturers to manufacture and supply our clinical trial material. Our prospective or contracted clinical trial sites may experience resource constraints, including staffing shortages, stemming from global or regional issues, such as a pandemic or other public health emergency, and become unable to allocate adequate resources to reach agreements necessary to commence our clinical trials at their facilities or, even if agreements are in place, to conduct our clinical trials. For ongoing clinical trials, macroeconomic factors or events, such as a global pandemic, may result in lower than anticipated subject enrollment and completion rates, including because clinical trial sites may temporarily close or reallocate resources away from clinical research, or study participants may withdraw prior to receiving study treatment or discontinue their treatment or follow up visits to avoid medical settings or because they become sick or must care for a sick family member.
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

Delays in the manufacture of our clinical supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products.
The manufacture of our product candidates is complex and subject to compliance with extensive regulatory requirements, and in most cases we rely on single source contract manufacturers and suppliers. As a result, we face significant risks of manufacturing and supply delays and disruptions that may be difficult and expensive to resolve and may cause substantial delays in the development and regulatory approval of our product candidates or the commercialization of any approved product. To date, our clinical-stage product candidates have been tested in a relatively small number of clinical study participants. Significant scale-up of manufacturing will be required to provide adequate supplies of our product candidates for larger Phase 2 and Phase 3 clinical trials and may take longer and be more expensive than anticipated, potentially having a significant negative impact on our development costs and timelines. We have, and we expect we will continue to, face multiple challenges as our contract manufacturers scale their processes to provide supplies for larger clinical trials or commercial production including, among others, potential difficulties with process scale-up, process reproducibility, stability and purity issues, compliance with cGMP, lot consistency, and timely availability of acceptable raw materials.
For example, the ongoing pivotal clinical study of Ovaprene will require far more clinical product supplies than were manufactured for prior clinical and nonclinical studies combined. A substantial scale up in production was necessary to meet the study’s requirements and required more time and expense than anticipated. Additional clinical supplies must be produced to complete the study and manufacturing disruptions may occur that extend the overall timeline and cost to complete the study. Under our agreement with ADVA-Tec, we are dependent on ADVA-Tec and its contract manufacturer, Poly-Med, Inc., for all Ovaprene clinical and commercial product supplies, and we do not control these third parties and have limited influence the efforts and resources they expend to meet our supply requirements. Furthermore, some of the key raw materials and components of Ovaprene have only a single source of supply. Global supply chain disruptions may also result in delays in and increased costs for the manufacture and supply of sufficient quantities of Ovaprene to meet the pivotal clinical study’s requirements.
The manufacture of our product candidates is subject to extensive regulation. The finished products (and their APIs) used in clinical trials or approved for commercial sale must be manufactured in accordance with cGMP requirements in the U.S. that are enforced by the FDA and must comply with applicable requirements of foreign regulatory authorities for sales outside of the U.S. These regulations govern manufacturing processes and procedures, including record keeping and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of a product that may result in closure of the manufacturing facility for an extended period of time to investigate and remedy the contamination or inadvertent change. In addition, deviations anywhere in the manufacturing process could cause our product candidates to perform differently and affect the results of clinical trials. Further, even minor deviations in the manufacturing process, including filling labeling, packaging, storage and shipping, and quality control and testing, may result in shipment delays, lot failures, recalls or spoilage, and delay or disrupt our clinical studies or commercial supply of any approved product. If our contract manufacturers are unable to produce sufficient quantities of our product candidates (or their APIs) for clinical trials or, if approved, for commercialization at acceptable quality levels, our development and commercialization efforts would be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
As product candidates progress through the development process, it is not uncommon that manufacturing methods are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs, achieve consistent quality and results, or to comply with regulatory authority requirements. Any such changes carry risk that they will not achieve the intended objectives. If and when changes are made to the manufacturing process of our product candidates (or their APIs), we may be required by the FDA or foreign regulatory authorities to conduct bridging clinical or nonclinical studies or repeat one or more clinical trials to demonstrate comparable identity, strength, quality and purity of the product candidate before and after such changes, which could significantly increase development costs and delay regulatory approval or disrupt commercial supply. These manufacturing and supply risks are similarly applicable to any product or product candidate we license to a commercial collaborator and could adversely impact the timing or amount of potential milestone and royalty payments to us.
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
See also “Risks Related to Our Dependence on Third Parties- We do not have, and we do not have plans to establish, our own manufacturing capabilities and instead rely on third-party suppliers and manufacturers for clinical study materials, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business,” and “- In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product candidates or future products, which may heighten our dependence on those third parties and the risk of manufacturing disruptions” below.
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
To the extent our product candidates meet the FDA’s or any other regulatory authority’s definition of a combination product, the regulatory approval requirements can be more complex and costly because in addition to the individual regulatory requirements for each component, e.g., a drug and a medical device, additional combination product regulatory requirements may apply. The cost and timeline for development of product candidates determined to be combination products may be substantially greater than product candidates that are not considered combination products. See also ITEM 1. "BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Combination Products,” above.
Ovaprene is composed of both device and drug components and is considered a combination product by the FDA. The process for obtaining FDA approval of Ovaprene will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary. Ovaprene previously underwent a request for designation, or RFD, process with the FDA that determined that CDRH would lead the review of a PMA for potential marketing approval of this product candidate. If the designation were to be changed to CDER, or if either center were to institute additional requirements for the approval of Ovaprene, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would significantly increase the anticipated cost and timeline to completion of Ovaprene’s development and require us to raise additional funds. Based on discussions with the FDA, we believe that if our ongoing pivotal clinical study of Ovaprene is successful, the FDA will not require additional clinical studies to support the PMA for Ovaprene. However, the FDA may determine that the results of the study are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of Ovaprene. Because Ovaprene is one of our lead product candidates, the impact of either a change in the lead FDA review center or the imposition of additional, currently unplanned requirements for approval could be significant to us and have a material adverse effect on the prospects for developing Ovaprene, as well as on our business and our financial condition. See also “The commercial success of Ovaprene will depend on market acceptance of a hormone-free monthly, intravaginal product, availability and effectiveness of alternative contraceptive products and women's preferences, as well as the success of Bayer’s marketing and sales efforts” below.
The factors contributing to female sexual dysfunction disorders, including FSAD, are complex and there is limited clinical trial precedent from which to draw experience, making the design and execution of a clinical trial that demonstrates effectiveness of Sildenafil Cream in treating FSAD more inherently challenging and uncertain compared with investigational products for many other conditions.
There are currently no FDA-approved pharmacologic treatments for female sexual arousal disorder, or FSAD, and there is no precedent program to reference in the design of our clinical trials for Sildenafil Cream. Female sexual dysfunction disorders in women vary in nature and may be the result of a variety of physiological and psychological factors. Given the variability of factors contributing to the underlying condition, and the product candidates' attributes, clinical studies to evaluate effectiveness in any subset of the conditions under the umbrella of Sexual Dysfunction, such as FSAD, are complex. While we worked with experts to develop novel patient reported outcome (PRO) instruments for our exploratory Phase 2b RESPOND study of Sildenafil Cream, tested the potential PRO instruments in a content validity study, reviewed the results of that study with the FDA and aligned with the FDA on the Phase 2b study design, the Phase 2b RESPOND study proved more difficult to enroll than anticipated given the enrollment criteria for the study, particularly the requirement that the partner be enrolled in the study. Moreover, the Phase 2b

RESPOND study did not demonstrate statistical significance for the co-primary or secondary efficacy endpoints, although we determined that topline data supported continued clinical development of Sildenafil Cream and further analysis of the study data identified certain subsets of participants that achieved clinically meaningful and statistically significant improvement in certain items relating to the co-primary efficacy endpoints and data from the RESPOND study enabled successful completion of an end-of-Phase 2 meeting with the FDA and ongoing feedback from the FDA to align on key elements of the Phase 3 program for Sildenafil Cream.
Sildenafil Cream is designed to work primarily by increasing blood flow to the genital tissue. Therefore, identifying and enrolling patients in our clinical trials of Sildenafil Cream for whom inadequate blood flow to the genital tissue is the primary contributor to their arousal disorder is critical. If we fail to screen properly, and instead enroll patients with different contributing factors, the results of our clinical trials are unlikely to demonstrate effectiveness of Sildenafil Cream. Conversely, trying to screen out patients with different contributing factors may slow enrollment in a study, delay its completion and increase its costs. In our exploratory Phase 2b RESPOND study, we experienced a slower than anticipated pace of enrollment given the enrollment criteria for the study, which lengthened our original estimated timeline for the study. We may experience delays in future clinical studies of Sildenafil Cream relative to our communicated expectations due to the novel nature of the studies and the complexities of the condition it is intended to treat, which may significantly lengthen clinical study timelines, increase overall costs, and may lead to unfavorable results.
With respect to any clinical study of Sildenafil Cream, even if we can identify and enroll a sufficient number of women for whom inadequate blood flow to the genital tissue is the primary contributing factor to their arousal disorder, there is no guaranty that the use of Sildenafil Cream will improve their general feelings of arousal or that the PRO instruments we utilize to measure the effectiveness of Sildenafil Cream in the study will adequately capture their genital arousal response. We expect to conduct two Phase 3 studies to support an NDA for Sildenafil Cream. Given the multiple factors contributing to arousal disorders and the novelty of the clinical endpoints that may be utilized to measure effectiveness of Sildenafil Cream in treating FSAD, we may be required to conduct multiple clinical trials in large patient populations, extending the timeline and increasing the cost of development for Sildenafil Cream, without any guarantee of positive results. If we are unable to efficiently and successfully advance Sildenafil Cream through clinical development, our business, operating results and financial conditional, as well as our stock price, could suffer.
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
The announcement of new requirements by the FDA, the failure of a competitive product to receive regulatory approval, or the receipt of a complete response letter from the FDA by another company pursuing the FDA's 505(b)(2) pathway for product candidates identical to or similar to ours, any of which may have implications for our proposed regulatory authorization pathways, could impact how investors and potential strategic collaborators view the development risks associated with our product candidates. Changing testing or manufacturing requirements for our product candidates or for product candidates deemed to be comparable to ours may adversely impact our financial resources, our development timelines and may harm the perception held by others of our business.
We expect to utilize the FDA’s Section 505(b)(2) pathway for most of our current product candidates and if that pathway is not available, the development of our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complexity and risk than currently anticipated, and, in any case, may not be successful.
We intend to develop and seek approval for many of our product candidates, including Sildenafil Cream, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that we may not use this regulatory pathway, then we would need to seek regulatory approval via a “full” or “stand-alone” NDA under Section 505(b)(1) of the FDCA. This would require us to conduct additional clinical trials and nonclinical testing, provide additional safety and efficacy data and other information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.
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
If the FDA changes its 505(b)(2) policies and practices or if Congress were to amend the statute to alter the currently available regulatory pathway, it could delay or even prevent the FDA from approving any NDA we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. Even if we are able to utilize the Section 505(b)(2) regulatory pathway for one or more of our candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.
Moreover, any delay resulting from our inability to pursue the FDA's 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our product candidates, which may have a material adverse impact on our competitive position and prospects. Even if we are allowed to pursue the FDA's 505(b)(2) pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.
Our clinical-stage product candidates have only been tested in a small number of women over short periods of use and no data exists regarding a potential increase in fetal abnormalities in pregnant women.
If our clinical-stage product candidates, including Ovaprene and Sildenafil Cream, are successful in their clinical development, we expect that women of child-bearing age will use them, and potentially for many months or years. To date, human clinical studies of these product candidates have been for relatively short periods of time and these product candidates lack safety data over longer periods of use. For example, while we believe the risk of adverse fetal development from using these product candidates is low, the impact of these product candidates on fetal development has not been studied and there are no adequate or well-controlled studies of these product candidates in pregnant women. Thus, the risk of adverse fetal development from any one or more of these product candidates may be greater than expected. Should any of these product candidates be shown to increase the risk of adverse fetal development, our ability to develop those or other product candidates would be substantially impaired, our business prospects and operations would be materially harmed, and we could also be subject to potential claims and lawsuits.
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
The grants supporting pre-clinical development of DARE-LARC1 and DARE-LBT, including the grant agreement under which we were awarded up to $48.95 million in non-dilutive funding for pre-clinical development of DARE-LARC1, do not guarantee that pre-clinical development will be successful, or, even if we are successful with all specified pre-clinical activities, that we will be able to fund their future clinical development. Further, while we received aggregate payments of approximately $28.4 million under the 2021 DARE-LARC1 grant agreement as of December 31, 2023, additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones during the grant period and our compliance with other obligations under the agreement, and there is no assurance those milestones will be achieved or that we will receive additional payments or the full potential amount of the grant.
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
•collaborators may refuse to perform clinical studies or other development work required for approval in a particular jurisdiction outside the U.S.;
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
Except to the extent of any license fees or milestone payments under our current and any future collaboration agreements, because we currently have only one FDA-approved product, our ability to generate revenue over the next several years will largely be dependent on royalties and net sales-based milestones under our exclusive license agreement with Organon. Accordingly, our revenues may be dependent on Organon's ability to successfully market, sell and distribute XACIATO and to perform its contractual obligations. There is no assurance that commercialization of XACIATO in the U.S. will be successful, or that Organon will pursue development and commercialization of XACIATO outside of the U.S. The amount of royalty and milestone payments we will receive under the license agreement is uncertain. Apart from Organon's diligence obligation under our license agreement, we have no control over the efforts and resources Organon devotes to the marketing and sale of XACIATO. The occurrence of any of the risks described above could negatively impact the commercial success of XACIATO and have a material adverse effect on our business, financial condition and results of operations.
Termination of the CRADA by NICHD or by us could significantly delay the conduct and/or completion of the Phase 3 study of Ovaprene and significantly increase the overall timeline and costs for development of Ovaprene. Though the CRADA has a five-year term, either party may terminate it for any reason or for no reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study of Ovaprene, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use the cash payments we have made under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination. If we fail to make any scheduled payment to NICHD under the CRADA, NICHD is not obligated to carry out R&D activities until it receives the funds. We have paid NICHD $5.0 million under the CRADA to date. Under the terms of the CRADA, a final payment of $0.5 million was due in the second quarter of 2023. Pursuant to our discussions with NICHD, we expect to make the final payment in the third quarter of 2024. Suspension by NICHD of activities under the CRADA or termination by NICHD or by us of the CRADA could have a material adverse effect on the Phase 3 study of Ovaprene and on our business, results of operations and financial condition, and may cause the market price of our common stock to decline.
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
We do not have, and we do not have plans to establish, our own manufacturing capabilities and instead rely on third-party suppliers and manufacturers for our clinical study supplies, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, fail to maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business.
We do not own or operate, and we currently have no plans to establish, facilities for manufacturing, storage and distribution, or testing of product candidates. We rely and expect to continue to rely on third parties to supply and manufacture our product candidates and other materials necessary to commence and complete pre-clinical testing, clinical trials and other activities required for regulatory approval of our product candidates, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing. In addition, we expect to continue to rely on third parties for commercial production and supplies of any future products. This reliance on third-party manufacturers and suppliers subjects us to inherent uncertainties related to product safety, availability, quality and cost.
Our product candidates (including their component materials) must be manufactured, packaged, tested, and labeled in accordance with our specifications and in conformity with cGMP and other applicable regulatory requirements, which requires dedication of substantial resources to specialized personnel, facilities and equipment and sophisticated quality assurance, quality control, recordkeeping procedures. While our employees and consultants monitor and audit our CMOs’ manufacturing processes and systems, we have limited control over our CMOs and they may fail to perform as expected. The facilities and quality systems of CMOs who produce our product candidates and their APIs must pass a pre-approval inspection for compliance with applicable regulations as a condition of FDA approval. Failure to pass inspections, or to timely remediate any compliance issues identified by the FDA, could substantially delay marketing approval. As long as we are the product candidate sponsor or the holder of the product approval or manufacturer of record with the FDA or other regulatory authority, we are ultimately responsible for compliance with regulatory requirements for manufacturing and distribution of our product candidates and any future approved products, regardless of our lack of control over our third-party manufacturers and suppliers. Failure of those third parties to comply with cGMP and other applicable regulatory requirements may result in fines and civil penalties on us, suspension of production, delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

Our CMOs and component suppliers may experience delays in producing and supplying, or may become unable or unwilling to produce and supply, our clinical trial material or commercial supply material due to financial or personnel constraints, their obligations to, or their decision to prioritize the production and supply of products for, other customers, partial or full loss of their facilities, or supply chain disruptions, including as a result of geopolitical conflicts, macroeconomic events or conditions, natural or man-made disasters, or public health emergencies such as the COVID-19 pandemic. For example, our single source CMO for Ovaprene is located in an area of the U.S. that is vulnerable to tropical storms, hurricanes, flooding and tornadoes, which have potential to render its facilities inoperative for protracted periods. One or more of our CMOs may fail or be unable to perform at a time that is costly or inconvenient for us. We may not have adequate or any recourse against a CMO or supplier who does not perform or terminates its agreement with us if such non-performance or termination is excused under the applicable agreement. We do not have long-term supply agreements with any of our CMOs. We generally enter into manufacturing agreements on a project-by-project basis based on our development needs, which may heighten the risk of timely availability of sufficient quantities of our product candidates at acceptable costs for clinical trials. As we advance development of our product candidates, we will need to negotiate agreements for commercial supply and we may not be able to reach agreement on a timely basis or acceptable terms, or at all. In addition, the FDA or regulatory authorities outside of the U.S. may require that we have an alternate manufacturer of a product before approving it for marketing and sale in the U.S. or other jurisdiction, and securing such alternate manufacturer before approval of a marketing application could result in considerable additional time and cost prior to product approval.
Currently, we do not have alternative CMOs or API suppliers to back up our primary vendors of clinical trial material. Identification of and discussions with other vendors may be protracted and/or unsuccessful, or new vendors may not be successful in producing the same results as our current vendors on a timely basis at the appropriate volumes, at an acceptable cost, or at all. Therefore, if the current vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material or any future approved product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results, and financial condition.
Any new CMO or API supplier would be required to qualify under applicable regulatory requirements. In some cases, the technical skills or technology required to manufacture our clinical trial material or commercial material may be unique or proprietary to the original CMO or supplier and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such CMOs and suppliers or require us to obtain a license from them in order to have another third party manufacture our product candidates or any future approved product. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. In some cases, the FDA or a foreign regulatory authority may require us to conduct additional clinical or nonclinical studies, collect additional stability data, and provide additional information concerning any new CMO or supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. The process of identifying, verifying and transitioning to a new CMO or supplier could significantly delay development or regulatory approval of our product candidates or delay or disrupt commercialization of any approved product and substantially increase costs or result in significant loss of product sales and associated revenue.
If our CMOs encounter difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements, we may have insufficient quantities of material to support ongoing or planned clinical trials or to meet commercial demand for any approved product in the future. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical trials, increase the costs associated with our development programs, and depending upon the period of delay, require us to terminate the clinical trials completely and commence new clinical trials at significant additional expense. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. Manufacturing or quality control problems may arise in connection with the manufacture of our clinical trial material or future approved product and CMOs may not be able to maintain the necessary governmental licenses and approvals to continue their manufacturing services for us. In addition, with respect to any finished product or key components manufactured outside the U.S., such as the API for Sildenafil Cream, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing clinical trials, regulatory submissions or commercialization of a product candidate, entail higher costs, or result in being unable to effectively commercialize an approved product. Our dependence on third parties for the manufacture of our product candidates or future approved products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Similarly, while Organon now holds the FDA marketing approval and we have transferred XACIATO manufacturing responsibilities to Organon, commercial production and supply of XACIATO remains subject to comparable manufacturing risks as described herein, and any interruption in the commercial supply of XACIATO that directly or indirectly results in significant loss of product sales could have a material adverse effect on the payments we receive under our license agreement.
In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product candidates or future products, which may heighten our dependence on those third parties and the risk of manufacturing disruptions.
Our agreement with ADVA-Tec restricts our ability to engage a manufacturing source for Ovaprene other than ADVA-Tec during Ovaprene's development period as well as following regulatory approval, subject to limited exceptions. If ADVA-Tec fails to provide sufficient clinical supply of Ovaprene on anticipated timelines, our ability to complete clinical development and seek regulatory approval of Ovaprene could be significantly delayed. A substantial scale up in production of Ovaprene clinical supplies was necessary to support the ongoing Phase 3 clinical study of Ovaprene, which took longer and was more expensive than anticipated, and if Ovaprene receives marketing approval, further substantial manufacturing scale up will be necessary. If Ovaprene receives marketing approval, failure by ADVA-Tec to provide sufficient commercial product quantities at reasonable costs could have a significant adverse effect on our revenue and ability to become profitable. Furthermore, for some key raw materials and components of Ovaprene, there currently is only a single source of supply, and alternate sources of supply may not be readily available.
Under the terms of the SST license agreement, SST was responsible for obtaining supplies of Sildenafil Cream for Phase 2 clinical trials conducted in the U.S., and we are responsible for providing supplies of Sildenafil Cream for Phase 3 clinical development and, if approved, for marketing and sale. We do not have any long-term manufacturing or supply agreements with the CMO from which we plan to obtain Sildenafil Cream for our first Phase 3 clinical study of Sildenafil Cream or with any supplier of the raw materials required to produce Sildenafil Cream. Future supplies of Sildenafil Cream or the raw materials required to produce Sildenafil Cream may be more difficult and costly to obtain. For example, the current supplier of sildenafil is located in India. Should this supplier slow production, shut down its factory or increase its prices for any reason, including due to factors outside of its control such as a public health emergency or geopolitical conflicts or events, we may not be able to obtain adequate supplies of sildenafil to satisfy our clinical supply requirements.
We rely on, and intend to continue to rely on, third parties for the execution of significant aspects of our product development programs. Failure of these third parties to successfully carry out their contractual duties, comply with regulatory requirements and applicable law, or meet expected deadlines may cause significant delays in our development timelines and/or failure of our programs.
Our business model relies on the outsourcing of important product development functions, tests and services to CROs, medical institutions and other specialist providers, vendors and consultants. We rely on these third parties to conduct our clinical trials and perform related activities, including quality assurance, clinical monitoring and clinical data management, as well as to assist us in preparing, submitting and supporting the applications necessary to gain marketing approvals for our product candidates. For example, we engaged CROs to run all aspects of the pivotal Phase 3 clinical trial of XACIATO, the exploratory Phase 2b RESPOND clinical trial of Sildenafil Cream, the PCT clinical trial for Ovaprene, and our respective Phase 1/2 clinical studies of DARE-HRT1 and DARE-VVA1. In addition, our ongoing pivotal Phase 3 clinical trial of Ovaprene is being conducted by third parties under our CRADA with NICHD. We similarly expect to rely on CROs and other third parties to perform all clinical and nonclinical testing and many other important development and regulatory affairs activities needed to support applications for regulatory approvals of all product candidates we develop. We do not control these third parties and they may not devote sufficient time and resources to our projects, or their performance may be substandard, resulting in clinical trial delays or suspensions, delays in submission of our marketing applications or failure of a regulatory authority to accept our applications for filing. There is no assurance that the third parties we or our strategic collaborators engage will be able to provide the functions, tests, activities or services as agreed upon, or provide them at the agreed upon price and timeline or to our requisite quality standards, including due to macroeconomic factors, geopolitical conflicts or events, natural or manmade disasters, public health emergencies or pandemics or poor workforce relations or human capital management. We rely on the efforts of these third parties and if they fail to perform as expected, we could suffer significant delays and additional costs in, and potentially failure of, the development of one or more of our product candidates.
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
In particular, as a result of the CRADA, we are highly dependent on NICHD and the third parties it engages for the conduct and completion of our ongoing pivotal Phase 3 clinical trial of Ovaprene. Pursuant to the terms of the CRADA, the study is being conducted within NICHD’s Contraceptive Clinical Trial Network, or the CCTN, with NICHD's selected CRO providing clinical coordination and data collection and management services for the study. NICHD is responsible for selecting participating clinical sites from the pool of CCTN sites and, together with its selected CRO, overseeing the clinical investigators in the conduct of the study, providing clinical site monitoring and quality assurance along with establishing the electronic data capture database for the study and performing data analysis, which are key factors to the successful completion of a clinical trial. We do not control these third parties and, accordingly, our control over the conduct and completion of the study is limited. If NICHD or the third parties it engages for the study prioritize other projects over the study or otherwise do not devote adequate time and resources to the study, or their performance is substandard, completion of the study may be delayed or suspended or the study may be unsuccessful, which could significantly harm our business, operating results and financial condition, as well as our relationship with Bayer, and cause the price of our common stock to decline.
Our ability to develop and commercialize our product candidates depends upon maintaining rights granted to us under license agreements with third parties. The loss or impairment of our rights under our in-license agreements relating to XACIATO or our product candidates could have a material adverse effect on our business prospects, operations and viability.
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
In February 2018, we entered into a world-wide license and collaboration agreement with SST for the exclusive worldwide rights to develop and commercialize Sildenafil Cream for all indications for women related to female sexual dysfunction and/or female reproductive health, including treatment of FSAD. The SST license agreement provides that each party will have customary rights to terminate the agreement in the event of material uncured breach by the other party and under certain other circumstances. The SST license agreement provides SST with the right to terminate it with respect to the applicable SST licensed products in specified countries upon 30 days’ notice if we fail to use commercially reasonable efforts to perform development activities in substantial accordance with the development plan contained in the SST license agreement, or any updated development plan approved by the joint development committee, and do not cure such failure within 60 days of receipt of SST’s notice thereof. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development-SST License and Collaboration Agreement,” above.
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
If we do not meet our obligations under our license agreements in a timely manner, some of which require the expenditure or payment to the licensor of significant amounts of cash, or if we are unable to obtain an extension of deadlines for satisfying our obligations, we could lose our rights under these agreements. Moreover, because some of our rights to XACIATO and our product candidates are sublicensed to us, our license agreements may be terminated or we may otherwise lose rights to intellectual property underlying our product or product candidates in the event of termination or loss of rights by our licensors, which may be outside of our control. There is no assurance that we would be able to renew or renegotiate license agreements on acceptable terms, or at all, if our existing license agreements (or the underlying agreements in the case of sublicenses) are terminated. Furthermore, we cannot guarantee that any license agreement will be enforceable. The termination of these license agreements or our inability to enforce our rights under these license agreements could result in the loss of our ability, or that of our sublicensees, to develop, manufacture, market or sell XACIATO or the product candidate covered by the agreement, as well as our ability to grant rights to other third parties to collaborate with us in the development and commercialization of our product candidates, which could have a material adverse effect on our business prospects and operations.
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
In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize, or maintain third-party collaborations to commercialize, the affected product or product candidate.
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

Risks Related to Commercialization of XACIATO and Our Product Candidates
The commercial success of XACIATO is outside of our control and will depend on Organon’s efforts and capabilities, as well as a variety of factors, many of which currently are unknown or uncertain, and if commercialization of XACIATO is not successful, our business and prospects may suffer.
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
Our product candidates, if approved, will compete with products that have already been accepted by the medical community and patients. If our product candidates fail to generate compelling clinical results or if patients and health care providers fail to adopt our products for their respective indications, their commercial potential could be adversely impacted or severely diminished. It is possible that the potential advantages of our product candidates do not materialize or that the approved prescribing information for our products does not describe expected features or benefits. We also expect to face competition from new products that enter the market over time. We are aware of products currently under development intended for the same indications as our product candidates. These competitive product candidates may prove safer, more tolerable, more effective, and less expensive, and may be introduced to market earlier, or produced, marketed and sold more effectively or on a more cost-effective basis, than our product candidates. The success of competitive products may render our product candidates noncompetitive or obsolete, even prior to completion of their development.
With respect to XACIATO, there are many FDA-approved products for treating bacterial vaginosis, and many are generic. XACIATO will compete with those products. Current therapies for the treatment of bacterial vaginosis primarily consist of oral and vaginal formulations of antibiotics delivered as a single dose or through multiple doses over consecutive days. If health care providers do not view the prescribing information for XACIATO as compelling compared with other products available for the treatment of bacterial vaginosis, or if competitive products have better insurance coverage or reimbursement levels than XACIATO, health care providers may opt to continue to prescribe existing treatments rather than recommend or prescribe XACIATO to their patients. In addition, women may prefer orally delivered options to vaginally administered XACIATO unless they view XACIATO as providing significantly superior efficacy, safety and/or convenience. Failure of our commercial collaborator to generate significant net sales of XACIATO would negatively effect the payments we receive under our license agreement.
The women's health market includes many generic products and growth in generics is expected to continue, which could make the successful introduction of our branded products difficult and expensive.
The proportion of the U.S. market made up of generic products has been increasing. If this trend continues, it may be more difficult for us or a commercial collaborator to introduce a new branded medical product, if approved, at a price that will allow us to achieve acceptable levels of revenue and net income from product sales. Generic competition is particularly strong in contraception and hormone therapy, which are areas in which our product candidates, if approved, will compete. In order for our branded products to develop commercial markets and for third-party payors to cover these higher cost products, our products must demonstrate better patient compliance and clinical benefit in their clinical trials compared to other available products.
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
XACIATO and any of our future approved products may fail to achieve the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.
XACIATO and any future products may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If XACIATO and any future products do not achieve an adequate level of market acceptance, they may not generate significant net product revenue or net sales or result in significant payments to us from our commercial collaborators, we may suffer reputational harm and we may never become profitable. The degree of market acceptance of XACIATO and any future products will depend on several factors, including:
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
The commercial success of Sildenafil Cream, if approved, will depend on the availability of alternative products for female sexual dysfunction disorders, the age group for which our product is indicated and women's preferences, in addition to the market's acceptance of our topical cream.
Today, there are no FDA-approved products to treat FSAD. While our goal is for Sildenafil Cream to be the first product to receive such approval, one or more competitive products may be approved before our product. Even if we achieve our goal of being first-to-market for FSAD, the costs associated with introducing a new product into the sexual dysfunctions market would likely be significant, and regardless of the amount spent, there is no guarantee that our new product will be broadly adopted. Women may be hesitant to use Sildenafil Cream for many reasons, including the lack of experience with any product designed to treat FSAD, the lack or perceived lack of clinical evidence supporting its benefits, and the out-of-pocket cost of Sildenafil Cream, particularly if it is not covered by insurance.
In addition, FSAD is a condition that impacts women of many ages, including older and elderly populations. We have not yet thoroughly studied the topical or clinical pharmacology of Sildenafil Cream in different patient populations, and sildenafil, the active ingredient in our drug candidate, has not been tested over long periods of time in older or elderly women. Older or elderly women may react differently and adversely to Sildenafil Cream than younger populations. Based on our end-of-Phase 2 meeting with the FDA, we expect our pivotal Phase 3 clinical trials of Sildenafil Cream will be conducted in a premenopausal population. Therefore, we expect initial FDA approval of Sildenafil Cream, if received, would be limited to premenopausal women. Should Sildenafil Cream not be studied in older or elderly women, or, if studied in those populations, should it show increased risk of adverse reactions, or signs thereof, in older or elderly women during clinical development, the potential market for Sildenafil Cream could be significantly limited, which could have a material adverse impact on the value of this program.

If we receive marketing approval in the future, our commercial success with Sildenafil Cream will depend, in large part, on the ability of the product candidate to demonstrate safety and effectiveness in treating FSAD in clinical trials, as well as our ability, or that of a commercial collaborator, to educate doctors and women about the need to diagnose and treat FSAD and the potential benefits of using of Sildenafil Cream, which may not prove successful. Sexual arousal can be influenced by many emotional and physiological factors. To be successful, our clinical trials of Sildenafil Cream must anticipate such factors. Sildenafil Cream is designed to increase local blood flow to the genital tissue. Even if Sildenafil Cream demonstrates success in increasing blood flow, the product candidate may not demonstrate a significant, or any, increase in arousal or improvement in the overall sexual experience in some women in our clinical trials. If we fail to generate compelling clinical results, we may not receive regulatory approval to market Sildenafil Cream, or, if approved, many physicians may not prescribe and/or many women diagnosed with sexual arousal disorder may opt not to try Sildenafil Cream. If we fail to produce strong clinical outcomes, our ability to build a commercial market for Sildenafil Cream will be materially adversely impacted.
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
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription medical products. In particular, a product may not be promoted for uses that are not approved by the FDA (i.e., off-label uses), as reflected in the product’s approved or cleared labeling. Promotional labeling and advertising for any of our drug product candidates that receive marketing approval, must be submitted to FDA at the time of first use and the agency actively solicits reports from health care professionals about improper promotional claims or activities by the drug manufacturer or distributor. Medical device promotion and advertising are subject to similar off-label restrictions, although without the same requirement to submit promotional materials to FDA at the time of first use. Both prescription drug and medical device promotional materials must present a fair balance between the product’s effectiveness and the risks associated with its use, and must be truthful and not misleading.
If we or a commercial collaborator is alleged or found to have promoted a product for any off-label use, we may become subject to significant liability and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper medical product promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. Other enforcement authorities may also take action against a company for promoting an off-label use of a prescription medical product, which could result in penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. See also “Risks Related to Our Business Operations and Industry- The pharmaceutical and medical device industries are highly regulated and subject to various fraud and abuse laws, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act and the U.S. Foreign Corrupt Practices Act” below.
If we or our commercial collaborators, as applicable, cannot successfully manage the product promotion to ensure compliance with these legal and regulatory requirements, we could become subject to significant liability, our reputation could be damaged, and adoption of our products could be considerably impaired.
Unexpected safety, efficacy or quality concerns relating to XACIATO could develop, which could have significant negative consequences for us.
XACIATO was approved by the FDA based on prior findings of safety or effectiveness of previously approved clindamycin products and on clinical data from the Phase 3 DARE-BVFREE clinical trial, in which 307 patients were randomized and treated once. In light of its commercial launch, XACIATO will be used by larger numbers of patients, and some patients may use multiple regimens over the course of a year. New data may emerge from market surveillance or future clinical trials of XACIATO that give rise to safety, efficacy or quality concerns and result in negative consequences, including:
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
•suspension of, or imposition of restrictions on, the operations of our commercial collaborator or any CMO producing commercial supplies of XACIATO, including costly new manufacturing requirements;
•costly and time-consuming corrective actions;
•voluntary or mandatory product recalls or withdrawals from the market;
•significant reputational harm; and
•product liability claims and lawsuits.
Furthermore, the discovery of significant problems with another intravaginally administered or clindamycin-containing product perceived as comparable to XACIATO, could have an adverse impact on commercialization of XACIATO, including as a result of occurrence of the events described above. For example, XACIATO has not been studied in pregnant or breastfeeding women. Should increased risk of miscarriage or other adverse effects on maternal or fetal outcomes or breastfed infants be observed in future data from market surveillance or clinical trials of XACIATO or other clindamycin products, XACIATO’s commercial potential may be limited and we could become subject to product liability claims and lawsuits.

The occurrence of any of the circumstances described above could reduce XACIATO’s market acceptance, inhibit or delay its commercialization within or outside of the U.S. and adversely affect sales of XACIATO, which could, in turn, have a significant negative impact on the payments we receive under our license agreement with our commercial collaborator for XACIATO, as well as our stock price.
If we suffer negative publicity concerning the safety or efficacy of XACIATO or the product candidates we develop, our reputation could be harmed, product sales could be adversely affected or we may be forced to cease or curtail product development efforts.
If concerns should arise about the actual or anticipated clinical outcomes regarding the safety of XACIATO or any of our product candidates, including as a result of safety concerns related to third-party products containing the same or similar active or excipient substances, such concerns could adversely affect the market’s perception of XACIATO and our product candidates. Negative publicity could be time consuming and expensive to address and could adversely affect potential opportunities with strategic partners or collaborators, lead to a decline in product sales, and negatively impact investor sentiment toward a product or product candidate or our company as a whole, which could lead to a decline in the price of our common stock.
We are and will remain subject to ongoing regulatory requirements even after obtaining regulatory approval for a product candidate.
Even if any of the product candidates we develop are approved by the FDA or a comparable regulatory authority outside of the U.S., as long as we are the holder of the product approval or manufacturer of record with the FDA or other regulatory authority, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities.
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
Any marketing approvals we receive for our product candidates in the future may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, we will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities (when products are approved in foreign markets). Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.
If a regulatory agency discovers previously unknown problems with a product, such as problems with the facility where the product is manufactured, or it disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or on us or our commercial collaborator, including requiring withdrawal of the product from the market. If we or our commercial collaborators are unable to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
•issue warning letters;
•impose civil or criminal penalties;
•suspend or withdraw regulatory approval;
•suspend any of our ongoing clinical trials;
•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•require a product recall.
Any government investigation of alleged violations of law would require us and/or our commercial collaborators to expend significant time and resources in response and could generate adverse publicity. Any inability to comply with ongoing regulatory requirements may significantly and adversely affect our ability, or that of our collaborators, to develop and commercialize our products and the value of our business, and our operating results would be adversely affected.

Failure to successfully obtain coverage and reimbursement for XACIATO and any future products in the United States, or the availability of coverage only at limited levels, would diminish our ability, or that of a commercial collaborator, to generate net product revenue or net sales.
Coverage from government health care programs and private commercial health insurance companies is critical to the commercial success of XACIATO and any future products. Market acceptance and sales of XACIATO and any future products that we or a commercial collaborator may seek to commercialize will depend in part on the extent to which reimbursement for these products will be available from third-party payors. Third-party payors, such as government health care programs, private health insurers, managed health care providers, and other organizations, are increasingly challenging medical product prices and examining the medical necessity and cost-effectiveness of medical products, in addition to their safety and efficacy. If these third-party payors do not consider XACIATO or any future product to be cost-effective compared to other available therapies and medical products, they may not cover the product as a benefit under their plans or, even if they do, the level of payment may not be sufficient to allow us, or a commercial collaborator, to sell the product on a profitable basis. Coverage decisions can depend upon clinical and economic standards that disfavor new prescription medical products when more established or lower cost alternatives are already available or subsequently become available. Third-party payor coverage may not be available to patients for XACIATO or any future product. If third-party payors do not provide adequate coverage and reimbursement, health care providers may not prescribe our products or patients may ask their health care providers to prescribe competing products with more favorable reimbursement.
Significant uncertainty exists as to the reimbursement status for newly approved prescription medical products, including coverage and payment. There is no uniform policy requirement for coverage and reimbursement for prescription medical products among third-party payors in the U.S.; therefore, coverage and reimbursement for our products could differ significantly from payor to payor. In the U.S., the principal decisions about reimbursement for new medical products are typically made by the Centers for Medicare and Medicaid Services, or CMS, as CMS decides whether and to what extent a new medical product will be covered and reimbursed under Medicare. Third-party payors often rely upon Medicare coverage policy and payment limitations to a substantial degree in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. It is difficult to predict what CMS will decide with respect to reimbursement. Decisions regarding the extent of coverage and amount of reimbursement to be provided for XACIATO and any future products will be made on a payor-by-payor basis. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. Moreover, reimbursement agencies in Europe may be more conservative than CMS, should XACIATO or any of our product candidates be approved for marketing in Europe.
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
To secure coverage and reimbursement for XACIATO and any future product, we or a commercial collaborator may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product to third-party payors, which costs would be in addition to those required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Third-party payors increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for XACIATO or any future product, or obtaining such pricing or placement at unfavorable pricing levels, could materially adversely affect our business, financial conditions, results of operations and prospects. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, or those of a commercial collaborator. Interim payments for new products, if applicable, also may not be sufficient to cover our costs, or those of a commercial collaborator, and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S.
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
The containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus of this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that federal, state and local governments in the U.S. will continue to consider legislation directed at lowering the total cost of health care and prescription drugs. Individual states in the U.S. have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
The Biden Administration has also indicated that lowering prescription drug prices is a priority, and on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare and Medicaid Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA's impact on the pharmaceutical industry in the U.S. remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing. Further, in December 2023, the Biden Administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980 (the "Bayh-Dole Act"), and the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
It is uncertain whether and how future legislation or regulatory changes could affect prospects for XACIATO or our product candidates or what actions third-party payors may take in response to any such health care reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms, may prevent or limit our ability, or the ability of a commercial collaborator, to commercialize any future products as well as our ability to generate revenue and attain profitability.

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
With regard to contraceptive products, the ACA and subsequent regulations enacted by DHHS, require health plans to provide coverage for women’s preventive care, including all forms of FDA-cleared or approved contraception, without imposing any cost sharing on the plan beneficiary. These regulations ensure that women in the U.S. who wish to use an approved form of contraception may request it from their doctors and their health insurance plan must cover all costs associated with such contraceptive products. In January and July of 2022, the DHHS, Department of Labor, and Treasury Department jointly issued guidance on implementation of this ACA mandate, among other things. The federal guidance makes clear that all FDA-approved or cleared contraceptive products that are determined by an individual’s medical provider to be medically appropriate for such individual must be covered without cost sharing, regardless of whether the product is specifically identified in a Birth Control Guide published by the FDA. Any future repeal or elimination of the ACA’s preventive care coverage rules would mean that women seeking to use prescribed forms of contraceptives may have to pay some portion of the cost for such products out-of-pocket, which could deter some women from using prescription contraceptive products or branded prescription contraceptive products, including Ovaprene and our other investigational contraceptive products, if and when approved by the FDA.
As no FDA-approved treatments for FSAD currently exist, there is little precedent to help assess whether health insurance plans will cover Sildenafil Cream, if approved.
Sildenafil Cream is being developed for female sexual arousal disorder, a life altering, but not a life threatening, condition. Hence, there is no assurance that third-party reimbursement will be available for Sildenafil Cream, if approved. Even if reimbursement becomes available, the amount of such reimbursement may not make our product affordable to women and profitable to us. Insurers may deem Sildenafil Cream to be a lifestyle drug and decide not to provide reimbursement. Today, many health insurance plans provide reimbursement for male sexual arousal medications. However, we cannot predict whether they will continue to do so or whether they will do so for FSAD treatments as well. The safety and efficacy data from our clinical trials may impact whether Sildenafil Cream will become eligible for insurance coverage, and if it does, the level of such reimbursement. In an environment of rapidly rising health care costs, insurers have been looking for ways to reduce costs, which could make it difficult for new therapies to gain coverage if they are not deemed medically critical or essential. If Sildenafil Cream fails to obtain insurance coverage, or if the patient’s share of the cost is deemed to be expensive, a market may never develop for Sildenafil Cream, which would have a material adverse effect on our financial condition and prospects.
The commercial success of products we develop, if approved, will be impacted by the prescribing information approved by the FDA and comparable regulatory authorities outside the U.S.
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
Drug products and drug/device combination products are complex to manufacture, and manufacturing disruptions may occur that could cause significant delays and disruption in the commercial supply of any product we develop, if approved.
The manufacture of our product candidates is complex, subject to compliance with extensive regulatory requirements and we are dependent on, and expect to continue to rely on, contract manufacturers and other third parties to supply our products and their components. Manufacturing disruptions may occur, including as a result of scaling up production to meet commercial requirements or due to global supply chain disruptions. Such problems may prevent the production of lots that meet the specifications required for sale of a product and may be difficult and expensive to resolve. To the extent we or our commercial collaborators rely on single source contract manufacturers and suppliers, if disruptions occur in the operations of any one of those third parties, there may be immediate shortages of our products. If any such issues were to arise, we could lose sales and associated revenue, incur additional costs, delay commercial launch of new products or suffer harm to our reputation.

See above: “Risks Related to Product Research & Development and Regulatory Approval- Delays in the manufacture of our clinical supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products.”; “Risks Related to Our Dependence on Third Parties- We do not have, and we do not have plans to establish, our own manufacturing capabilities and instead rely on third-party suppliers and manufacturers for clinical study materials, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business;” and “Risks Related to Our Dependence on Third Parties- In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product candidates or future products, which may heighten our dependence on those third parties and the risk of manufacturing disruptions.”
If competitors obtain approval for generic versions of XACIATO or any future products, our business may suffer.
XACIATO and any future product may face direct competition from generic products earlier or more aggressively than anticipated, depending upon the product's success in the market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Act amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications, or ANDAs. An ANDA relies on the nonclinical and clinical testing conducted for a previously approved reference listed drug, or RLD, and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If a third party is able to demonstrate bioequivalence without infringing our patents or if a data exclusivity period granted to a product under the FDCA is successfully challenged, a third party may be able to introduce a competing generic product onto the market before the expiration of the applicable patents or exclusivity period under the FDCA. Reduction or loss of periods of market exclusivity for our products could negatively affect our business, operating results and financial condition.
We will need to obtain FDA approval of any proposed prescription medical product name, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our current or future product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or USPTO. The FDA typically conducts a review of proposed new prescription medical product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a proposed product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose any goodwill or brand recognition developed for previously used names and marks, such as Ovaprene, as well as the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. We or a commercial collaborator may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our or our collaborator’s ability to commercialize our product candidates.
Even if we receive marketing approval from the FDA, we may fail to receive similar approvals outside the U.S., which could substantially limit the value of our products.
To market any future product outside the U.S., we, or our commercial collaborators, must obtain separate marketing approvals from comparable regulatory authorities for each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing, manufacturing, distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. Approval by the FDA or a comparable foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the U.S., as well as other risks. Further, for approval in foreign jurisdictions, we may not have rights to reference the necessary clinical and nonclinical data that we do not own or have licensed rights to use, as we anticipate doing under the 505(b)(2) regulatory pathway in the U.S., and we, or our commercial collaborator, may have to conduct further nonclinical studies or clinical trials or develop other additional data to seek approvals in other jurisdictions. In addition, in many countries outside the U.S., a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the U.S. may be different and inconsistent with the U.S. labeling requirements, negatively affecting our ability to market our products in countries outside the U.S.
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
As of March 27, 2024, we had 26 employees, of which 24 were full-time and five were part-time. Our focus on limiting cash utilization requires us to manage and operate our business in a highly efficient manner, relying on consultants and other third-party service providers for product development and operational expertise we require, and to limit full-time personnel resources. With a small number of employees, our ability to supervise the service providers we engage, including our CMOs and CROs, may be constrained, which may impact the timing and quality of services we receive. No assurance can be given that we will be able to run our operations or accomplish all of the objectives we otherwise would seek to accomplish with the limited personnel resources we currently have.
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
Our success depends in part on our ability, and the ability of our licensors, to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technologies and products. Many of the patents and patent applications relied upon by us are licensed to us by third parties. Our ability, or the ability of our licensors, to protect our product candidates from unauthorized use or infringement by third parties depends substantially on our abilities and the abilities of such licensors to obtain and maintain, or license, valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability, and that of our licensors, to obtain or enforce patents is uncertain and involves complex legal and factual questions for which important legal principles are unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications. We or our licensors may not have been the first to file patent applications for these inventions.
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
As an example, the complexity and uncertainty of European laws have increased in recent years. In Europe, a new unitary patent system was launched on June 1, 2023, which significantly impacted European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which are subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
Our patent strategy for protecting Ovaprene includes in-licensing several patent families from ADVA-Tec. Patent prosecution for the intellectual property incorporated into Ovaprene is entirely controlled by ADVA-Tec and we have little, if any, influence or control over such patent prosecution.
Our patent strategy for protecting Sildenafil Cream includes in-licensing a patent family from SST, whose last U.S. claim expires in June 2029, but which could be eligible for three-year market exclusivity under the Hatch-Waxman Act in the U.S. However, if granted 3-year exclusivity, generic applicants can still submit an abbreviated application during the 3-year period and the FDA is required to review the application, but will defer any approval until the end of the 3-year period. Three-year exclusivity differs from 5-year exclusivity under the Hatch-Waxman Act, which bars the submission of a generic application during the 5-year period, with the exception that a generic application can be filed after 4 years if it contains a Paragraph IV certification challenging an Orange Book-listed patent for the brand drug.
With respect to patents related to Sildenafil Cream, SST has the sole right, but not the obligation, to prepare, file, prosecute and maintain such patents. We will be responsible for the costs incurred to maintain and prosecute all such patents and we will be kept informed of all strategies. However, we will have little if any, influence or control over implementing the patent strategy.
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
With respect to patent rights licensed from Douglas and underlying patent rights from University of Manchester, Douglas has the sole right to prosecute and maintain those patent rights. We will be responsible for the costs incurred by Douglas to maintain and prosecute such patents and we will be kept informed of all strategies. However, we will have little, if any, influence or control over Douglas's implementation of the patent strategy.
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
In addition, many other organizations are engaged in research and product development efforts that may overlap with our products. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods we are developing or considering for development. These rights may prevent us from commercializing technology, or they may require us to obtain a license from the organizations to use the technology. We may not obtain any such licenses that may be required on reasonable financial terms, if at all, and there can be no assurance that the patents underlying any such licenses will be valid or enforceable. As with other companies in the pharmaceutical industry, we are subject to the risks that persons located in other countries will engage in development, marketing or sales activities of products that would infringe our intellectual property rights if such activities were conducted in the U.S. and enforcing our intellectual property rights against such persons may be difficult or not possible.
Our patents and other intellectual property also may not afford protection against competitors with similar technology. We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our product candidates, by preventing the patentability of our products or by covering the same or similar technologies that may affect our ability to market or license our product candidates. Many companies have encountered difficulties in protecting and defending their intellectual property rights in foreign jurisdictions. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in either the U.S. or foreign jurisdictions, our business prospects could be substantially harmed.
In addition, because of funding limitations and our limited cash resources, we may not be able to devote the resources that we might otherwise desire to prepare or pursue patent applications, either at all or in all jurisdictions in which we might desire to obtain patents, or to maintain already-issued patents.
The patents and the patent applications covering Sildenafil Cream and XACIATO are limited to specific formulations, processes and uses of sildenafil and clindamycin, and our market opportunity may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors.
The active ingredient in our product candidate for FSAD, Sildenafil Cream, is sildenafil and the active ingredient in our FDA-approved product for the treatment of bacterial vaginosis, XACIATO, is clindamycin. Patent protection for these ingredients has expired and generic products are available. As a result, a competitor that obtains the requisite regulatory approvals could offer products with the same active ingredient in a different formulation so long as the competitor does not infringe any process, use or formulation patents that we have developed, or that may not be barred by any three-year Waxman-Hatch Act exclusivity, or any GAIN Act extension thereof, we might enjoy upon approval of our products.
Competitors may seek to develop and market competing formulations that may not be covered by our patents and patent applications. The commercial opportunity for Sildenafil Cream and XACIATO could be significantly harmed if competitors are able to develop and commercialize alternative formulations using these ingredients.
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
With respect to XACIATO, we have the initial right to enforce patents we license from TriLogic and MilanaPharm against third parties whose activities infringe such patents in a manner that could affect our exercise of the licenses granted to us, and TriLogic and MilanaPharm must reasonably cooperate in any such suit, including, if necessary, by being joined as a party to any such suit. In some cases, MilanaPharm may assume the defense of a claim initiated by a third-party alleging infringement of a third party’s intellectual property rights as a result of the manufacture or sale of a product we develop under our license agreement with TriLogic/MilanaPharm. While our license agreement would require MilanaPharm to indemnify us for certain losses arising from these third-party claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and sell XACIATO. Additionally, our license agreement with Organon requires that we indemnify Organon from and against all liabilities, damages, expenses, fines, penalties and losses as a result of any third-party claim arising out of or relating to the development, manufacture, commercialization or other exploitation of XACIATO or any licensed product by or on behalf of us or any affiliate or licensee of ours, except for in limited circumstances. As a result of our indemnification obligations to Organon and limitations on TriLogic's and MilanaPharm's obligations to indemnify us, any patent infringement litigation relating to XACIATO could subject us to significant liabilities that may have a material adverse effect on our business, results of operations and financial condition.
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
With respect to Sildenafil Cream, we have the initial right to enforce the applicable licensed patents against infringers in the field of use where a third party is exploiting a topically applied pharmaceutical product that contains at least one of the same active pharmaceutical ingredients as a licensed product, and SST will provide us with reasonable assistance (excluding financial assistance), at our expense. We also have the initial right to defend any claim initiated by any third-party alleging that a licensed product developed or commercialized under the SST license agreement has infringed any third-party intellectual property rights. While the SST license agreement requires SST to indemnify us for certain losses arising from these claims, this indemnification may not be sufficient to adequately compensate us for any related losses or the potential loss of our ability to manufacture and develop Sildenafil Cream.
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
We cannot guarantee that we or any of our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S., Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, in the U.S., applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S., EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our future product candidates, or their manufacture or use may currently be unpublished. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our or our licensors’ interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We or our licensors may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our or our licensors’ determination of the expiration date of any patent in the U.S., the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our licensors’ failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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
Certain of our product development activities have been funded, are being funded and may in the future be funded, by the U.S. government and/or not-for-profit organizations. Our agreements for these sources of funding include, and may in the future include, terms and conditions that affect our intellectual property rights. For example, under our CRADA with NICHD for the Phase 3 clinical study of Ovaprene, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up right to practice for research or other government purposes any invention of either party conceived or first actually reduced to practice in the party’s performance of the CRADA and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed.
The U.S. federal government retains certain rights in inventions produced with its financial assistance. Under the Bayh-Dole Act, the federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in” rights. March-in rights allow federal agencies, in specified circumstances, to require the recipient of federal funding (the contractor) or successors in title to the patent to grant a nonexclusive, partially exclusive or exclusive license to a third party if it determines that (i) adequate steps have not been taken to achieve practical application of the invention, (ii) government action is necessary to meet public health or safety needs, (iii) government action is necessary to meet requirements for public use under federal regulations or (iv) unless the requirement has been waived, the contractor has failed to substantially manufacture in the U.S. any product embodying the subject invention that is intended for U.S. commerce. If the contractor or its successor refuses to do so, the government may grant the license itself. The federal government also has the right to take title to these inventions if the contractor or its successor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. To date, no federal agency has ever exercised march-in rights; however, the Biden administration has announced that it views march-in rights as a legitimate means for the government to address rising pharmaceutical costs and future use of march-in rights by the government is uncertain. Any exercise by the government of march-in rights could harm our competitive position, business, financial condition, results of operations and prospects.
Under the grant agreements supporting development of DARE-LARC1 and DARE-LBT, we agreed to make DARE-LARC1, DARE-LBT and any other products, services, processes, technologies, materials, software, data, other innovations, and intellectual property resulting from the respective projects funded by the respective grants (referred to as Funded Developments), available and accessible at an affordable price to people most in need within developing countries, and to promptly and broadly disseminate the knowledge and information gained from the project funded by the grant (referred to as the Global Access Commitment). In connection with the Global Access Commitment, under the agreement, we also granted the foundation that awarded the grant a nonexclusive, perpetual, irrevocable, worldwide, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, create derivative works, publicly perform, and display Funded Developments and essential background technology (referred to as the Humanitarian License). We are required to ensure that the Humanitarian License survives the assignment or transfer of Funded Developments and essential background technology. Our obligations under the Global Access Commitment and the Humanitarian License may limit the value to us of DARE-LARC1 and other Funded Developments.
Risks Related to Our Business Operations and Industry
Business interruptions resulting from public health crises, natural disasters or telecommunication and electrical failures may materially and adversely affect our business, operating results and financial condition.
We may experience significant business disruptions as a result of a public health emergency, natural or man made disaster, act of terrorism, war, or telecommunications or electrical failure that impacts our facilities or employees, or those of the third parties on which we rely for key business activities. The effects of such events or conditions may materially and adversely affect our product development activities in the future, including as a result of:
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
•changes in local regulations in response to a public health emergency or other emergency situation that may require changes in the ways our clinical studies are conducted, require us to discontinue a clinical study, or make it more difficult for commercial and medical affairs field teams to call on or otherwise access healthcare providers;
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
For example, in March 2020, the COVID-19 pandemic began to impact the global economy. Because of its size and breadth and the continued emergence of new variants, all of the direct and indirect consequences of the COVID-19 pandemic are not yet known and may not emerge for some time. The COVID-19 pandemic disrupted our product development activities and the business activities of third parties on which we rely. The COVID-19 pandemic contributed to a slower than anticipated pace of enrollment of participants in our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream as a result of operational restrictions or closure of certain study sites due to their adherence to governmental guidelines intended to reduce the spread of COVID-19. The COVID-19 pandemic also caused us to prioritize advancement of certain of our development programs over others, or certain development activities within a program over others, due to anticipated or actual difficulties and delays in recruiting clinical study sites and participants and obtaining clinical trial materials and supplies.
The strategies we implement designed to mitigate the effects or potential effects on our business of a public health emergency such as the COVID-19 pandemic, a natural or manmade disaster, act of terrorism, war or telecommunications or electrical failure that impacts our facilities or employees or those of third parties on which we rely may not be effective. The occurrence of such an event or condition could cause significant delays in the timelines for our clinical studies, our regulatory submissions or potential marketing approvals of our product candidates, substantially increase our development costs, and delay or contribute to delays in the commercial launch of any approved product or market acceptance of the product. The longer such an event or condition persists, the greater the potential for significant adverse impacts to our business operations and those of the CROs, CMOs, commercial collaborators, and other third-party service providers and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, assist with regulatory affairs necessary to advance and seek regulatory approval for our programs, and market, sell and distribute our products, if approved.
Public health emergencies, natural or man made disasters, acts of terrorism, war or telecommunications or electrical failures may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.
Product liability lawsuits against us could cause us to incur substantial liabilities.
We face an inherent risk of product liability exposure as a result of testing of our product candidates in human clinical trials and will face an even greater risk following commercial launch of a product we develop. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities or be required to limit commercialization of our products. Regardless of merit or eventual outcome, liability claims may result in:
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
We carry product liability insurance that we believe to be adequate for our clinical testing and product development programs and in connection with XACIATO. However, insurance coverage is increasingly expensive, and it may be difficult to obtain adequate product liability insurance in the future. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any of our product candidates, if approved. We also have indemnification obligations to our commercial and other collaborators. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.
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
Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products and medical devices that are granted marketing approval. Our arrangements with health care providers, commercial collaborators, principal investigators, consultants, third-party payors, customers and other organizations may expose us to broadly applicable fraud and abuse and other health care laws and regulations in the U.S. Health care fraud and abuse regulations are complex, and even minor irregularities can give rise to claims that a statute or prohibition has been violated. The laws that may affect our operations include:
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
We utilize information technology systems and networks in the ordinary course of our business to process, transmit and store sensitive data, including confidential information, intellectual property, and personally identifiable information of our employees, consultants and others. As the use of digital technologies has increased, cyber incidents, including deliberate attacks (such as the deployment of harmful malware and other malicious code, ransomware, denial of service, social engineering, and other attempts to gain unauthorized access to computer systems and networks), have increased in frequency and sophistication, and have become increasingly difficult to detect. These threats pose a risk to the security of our systems and networks and those of our collaborators and third-party service providers, which store sensitive data of ours, and could compromise the confidentiality, availability and integrity of information stored there which is vital to our operations and business strategy. A successful cyber-attack could cause serious negative consequences for us, including, without limitation, the disruption of our operations, the misappropriation or destruction of our confidential information and sensitive data, including clinical trial data, corporate strategic plans and financial information, and the misappropriation of other assets, including our cash. Organizations and governmental bodies with far greater resources than ours dedicated to cybersecurity have proven vulnerable to cyber-attacks. There can be no assurance we will succeed in preventing cybersecurity breaches or successfully mitigate their effects. In March 2023, we became aware that we had been subject to a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved unauthorized access to an employee’s email account by a third-party impersonator and resulted in an electronic payment of approximately $0.4 million intended for a vendor being fraudulently misdirected to unknown parties. We retained a third party to assist in our investigation of the incident and implementation of remedial measures, including enhancements to our controls relating to electronic payments to third parties. Approximately $0.2 million of the fraud loss was covered by insurance. We do not believe this incident had or will have a material impact on our business, financial condition or results of operations. However, cyber-related criminal activities continue to evolve and increase in frequency and sophistication, including as a result of advancements in generative artificial intelligence technology, and our security measures and controls may not be successful in preventing further cyber-related crimes.
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
Various macroeconomic factors could adversely affect our business, our results of operations and financial condition, including a U.S. government shutdown, delay or failure of the U.S. government to raise the federal debt ceiling, an increased rate of inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, recessionary concerns and overall unfavorable economic conditions and uncertainties, including those resulting from geopolitical events, including the wars in Ukraine and the Middle East and strained relations between the U.S. and a number of foreign countries; international economic sanctions, including those imposed on Russia; climate change concerns; or public health emergencies, including the COVID-19 pandemic. U.S. government actions to reduce the federal deficit, or its delay or failure to raise the federal debt ceiling, may result in reduced funding for government-funded or subsidized health programs or require the federal government to stop or delay making payments on its obligations under such programs, which could impact sales of our products covered under such programs, if any, and negatively affect our operating results. Interest rates and the ability to access credit markets could adversely affect the ability of patients, payors and distributors to purchase, pay for and effectively distribute our products, if and when approved. Similarly, unfavorable or uncertain macroeconomic factors could affect the ability of our current or potential future collaborators, third-party service providers or suppliers, including sole source or single source manufacturers or suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our clinical trial material and products or commercialize our products, if and when approved. Failure by any of them to remain in business or allocate adequate resources to our products and product candidates could have a material adverse effect on our efforts to develop and obtain regulatory approvals for our product candidates and generate revenue from any approved products.
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
For example, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report annually by our management on the effectiveness of our internal control over financial reporting, and performing the system and process documentation and evaluation necessary to issue that report requires us to incur substantial expense and expend significant management time. If and when we are an accelerated filer, we will also have to obtain an attestation report on our internal control over financial reporting by our independent registered public accounting firm, which may substantially increase compliance costs. Recent SEC rules and rulemaking initiatives, such as the new pay versus performance, cybersecurity, and climate-related disclosure requirements, may result in significant additional time and expense devoted to compliance initiatives.
We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our common stock less attractive to investors.
The SEC established the smaller reporting company, or SRC, category of companies in 2008, and expanded it in 2018, in an effort to provide general regulatory relief for smaller companies. SRCs may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. For so long as we qualify as a non-accelerated filer and/or an SRC, we will be permitted to and we intend to rely on some or all of the accommodations available to such companies. These accommodations include:
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. At December 31, 2023, we had substantial federal and state net operating loss, or NOL, carryforwards. However, our federal NOL carryforwards and other tax attributes may not be available to offset future taxable income because of restrictions under U.S. tax law, and similar limitations may apply under state tax laws. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. See Note 7 “Income Taxes” to the accompanying consolidated financial statements for more information about limitations on our ability to use our NOL carryforwards and other tax attributes. Such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.
An extended curtailment or halt of operations at the FDA, NIH, SEC and other government agencies, including due to a U.S. federal government shutdown, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and our ability to raise additional capital.
Twice in the past decade, the previous appropriations legislation deadline was reached and Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. The federal government came very close to another shutdown in late 2023. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. A federal government shutdown could prevent staff at federal agencies from performing key functions that may adversely affect our business. For example, disruptions at the FDA may delay meetings and other communications with agency staff necessary to progress development of our product candidates and may slow the time necessary for acceptance, review and approval of applications to commence clinical studies or to market a new product in the U.S. By way of further example, disruptions at the NIH, including its various institutes and centers, such as NICHD, could delay processing of new grant awards to fund research and development of potential new therapies or the disrupt staff’s work and other activities or funding under active grant/cooperative agreements. If a prolonged government shutdown were to occur while our Phase 3 clinical study of Ovaprene is ongoing, depending on the amount of funds allocated and made available to the study before the shutdown begins, a federal government shutdown could adversely impact the ability of NICHD to carry out its responsibilities under our CRADA, including funding its share of the costs of the study, which could have a material adverse impact on our business and prospects. In addition, a government shutdown could prevent SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. While we currently have an effective shelf registration statement on Form S-3, a shelf registration statement on Form S-3 typically can only be used for three years, subject to a limited extension, and that three-year period for our current shelf S-3 registration statement ends on April 7, 2024. If a federal government shutdown halts non-essential SEC operations for an extended period, it may negatively impact our ability to raise additional capital through registered offerings of our securities in the future. If a prolonged U.S. government shutdown or other event or condition occurs that prevents the FDA, NIH, SEC or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.
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
•events or conditions that affect the financial markets or U.S. or global economy in general, including geopolitical conflicts, potential or actual U.S. government shutdown or failure to raise the federal debt ceiling, economic slowdown or recession, increased inflation, and rising interest rates;
•regulatory or legal developments in the U.S. and other countries;
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
If we fail to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
Our common stock is listed on The Nasdaq Capital Market. As previously reported, on July 19, 2023, we received a letter from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). We were provided an initial period of 180 calendar days, or until January 16, 2024, to regain compliance with the Minimum Bid Price Requirement. On January 17, 2024, the Nasdaq Staff notified us that because we had not timely regained compliance with the Minimum Bid Price Requirement, our common stock was subject to delisting from The Nasdaq Capital Market unless we timely requested a hearing before Nasdaq’s Hearings Panel (the “Panel”) to appeal the Nasdaq Staff’s delisting determination. We submitted a timely request for a hearing before the Panel, which stayed the suspension and delisting of our common stock pending the decision of the Panel and the expiration of any extension period granted by the Panel.
On February 27, 2024, the Panel notified us that, based on its review of the written record, which included our commitment to effect a reverse stock split if necessary to regain compliance with the Minimum Bid Price Requirement, it determined to grant us a temporary exception until July 15, 2024 (the “Exception Period”) to regain compliance with the Minimum Bid Price Requirement. The Panel granted the temporary exception subject to us obtaining board of directors and stockholder approval for and effecting the reverse stock split on or before specified dates that would enable us to demonstrate compliance with the Minimum Bid Price Requirement by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions on or before July 15, 2024. The Panel advised us that, during the Exception Period, we must provide Nasdaq with prompt notification of any significant events that may affect our compliance with Nasdaq listing requirements, including any event that may call into question our ability to meet the terms of the temporary exception. The Panel also advised us that should we fail to meet any of the terms of the temporary exception, our common stock will immediately be delisted.
As of the date of this report, we have not regained compliance with the Minimum Bid Price Requirement. If we seek stockholder approval of a reverse stock split, there can be no assurance that our stockholders will approve it or, if approved and implemented, that we would be able to regain compliance with the Minimum Bid Price Requirement. There are many factors that affect the trading price of our common stock, including those described in this “Risk Factors” section, and many of those factors are outside of our control. Even if we demonstrate compliance with the Minimum Bid Price Requirement within the Exception Period, a reverse stock split may not result in any sustained increase in the trading price of our common stock and, as a result, we may not be able to maintain compliance with the Minimum Bid Price Requirement longer term.
There can be no assurance we will be able to satisfy all other continued listing requirements of the Nasdaq Capital Market and maintain the listing of our common stock on the Nasdaq Capital Market even if we regain compliance with the Minimum Bid Price Requirement. Other continued listing requirements include that we satisfy the requirements of at least one of the continued listing standards commonly referred to as the stockholders’ equity rule, the market value of listed securities rule and the net income rule. The stockholders’ equity rule requires that our stockholders’ equity be at least $2.5 million, the market value of listed securities rule requires that the market value of our common stock be at least $35 million, and the net income rule requires that we have net income from continuing operations of $500,000 in our most recently completed fiscal year or in two of our three most recently completed fiscal years. Based on our stockholders’ equity as of December 31, 2023 and our results of operations for our three most recently completed fiscal years, we do not satisfy the stockholders’ equity rule or the net income rule. As of March 27, 2024, we did satisfy the market value of listed securities rule.
The suspension or delisting of our common stock, for whatever reason, could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the suspension or delisting of our common stock, for whatever reason, may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
A reverse stock split could lead to a decrease in the overall market value of our common stock and adversely affect the liquidity of our common stock.
A reverse stock split, if implemented, would reduce the number of outstanding shares of our common stock in proportion to the reverse split ratio and would have the immediate effect of proportionately increasing the per share price of our common stock. A reverse stock split is often viewed negatively by the market and, consequently, could lead to a decrease in our overall market value. If the per share trading price of our common stock does not increase in proportion to the reverse stock split ratio after the reverse stock split is implemented, then our overall market value (measured as the product of our outstanding shares of common stock and the per share trading price) will be less than before the reverse stock split. In some cases, the per share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse stock split levels. Accordingly, if we implement a reverse stock split, there can be no assurance that our overall market value will remain the same after the reverse stock split, or that the reverse stock split would not have an adverse effect on the trading price of our common stock due to the reduced number of shares that would be outstanding after the reverse stock split. Liquidity for our stockholders could be adversely affected by the reduced number of shares outstanding after a reverse stock split. A reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock. In addition, a reverse stock split may result in some stockholders owning “odd lots” of less than 100 shares. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

The sale of our common stock in ATM offerings may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
We have used at-the-market, or ATM, offerings to fund a significant portion of our operations in recent years, and we may continue to use ATM offerings to raise additional capital in the future. For example, in 2021, we sold an aggregate of approximately 36.4 million shares of our common stock in ATM offerings. We sold substantially fewer shares in ATM offerings in 2022 and 2023, however, we may sell significant amounts of shares in ATM offerings again in the future. While sales of shares of our common stock in ATM offerings may enable us to raise capital at a lower cost compared with other types of equity financing transactions; such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
The exercise of our outstanding warrants and options as well as the issuance of shares pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
As of December 31, 2023, we had outstanding warrants to purchase up to approximately 15.0 million shares of our common stock at a weighted average exercise price of $0.63 per share, outstanding options to purchase up to approximately 9.5 million shares of our common stock at a weighted average exercise price of $1.46 per share and approximately 6.7 million shares of our common stock remained available for future issuance under our stock incentive plan. The exercise of a significant portion of our outstanding warrants and options and the issuance of shares of our common stock pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
Substantial future sales of our shares of common stock, or the perception that such sales could occur, may cause the price of our common stock to decline, even if our business is doing well.
Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may adversely affect the trading price of our common stock, and may make it more difficult for existing stockholders to sell their shares of our common stock at a time and price they deem appropriate. We are unable to predict the effect that such sales may have on the trading price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem appropriate.
Shares underlying outstanding warrants represent approximately 15.0% of the outstanding shares of our common stock as of March 27, 2024, and the underlying shares generally may be freely sold into the public market following exercise of the warrants by the warrant holders. In addition, pursuant to the terms of the royalty interest financing agreement we entered into in December 2023, we may issue additional warrants to purchase up to an additional 7.0 million shares of our common stock with an exercise price of $0.3467 per share. Further, the issuance of all of the approximately 9.5 million shares of our common stock underlying outstanding options and the approximately 6.7 million shares of our common stock that remained available for future issuance under our stock incentive plan as of December 31, 2023 have been registered under the Securities Act and such shares if, and when issued, can be freely sold in the public market, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.
Almost all of our outstanding warrants have exercise periods that extend into December 2028 or March 2029 and, as of December 31, 2023, our outstanding options had a weighted average remaining contractual exercise period of approximately 7.5 years. Accordingly, the potential adverse market and price pressures resulting from these sales, or the perception that such sales could occur, may continue for an extended period of time and continued negative pressure on the trading price of our common stock could have a material adverse effect on our ability to raise additional capital through equity or equity-linked financings. If, in the future, we issue additional shares of common stock, warrants or other equity or equity-linked securities in one or more transactions, at prices and in a manner we determine from time to time, in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise, any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. As of the date of this report, to our knowledge, five analysts cover our company. If one or more of these analysts cease coverage or fail to regularly publish reports on our business, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As is the case for other companies in our industry, we may be the target of cyberattacks and other cyber incidents and, therefore, cybersecurity is an important element of our overall enterprise risk management, or ERM, program. Our management performs a semi-annual assessment of enterprise-wide risks to help assess, identify, and manage existing and emerging risks for our company, including cybersecurity risks. Through our ERM program we assess the characteristics and circumstances of the evolving business environment at the time and seek to identify the potential impacts to our company of a particular risk.
Primary responsibility for assessing, identifying, and managing our cybersecurity risks rests with our management. To assist our management with such responsibility, we engage and consult with an external third party information technology consultant who reports to our Chief Accounting Officer. We also perform an annual cybersecurity assessment designed to help improve the systems and processes we have implemented designed to safeguard our information assets and operational integrity from cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems. Network and information systems and other technologies, including those related to our network management, are important to our business activities. As a result, we have multiple layers of security designed to detect and deter cybersecurity incidents. As part of our overall ERM program, we monitor and test our safeguards and train our employees on these safeguards, in certain instances with the assistance of our external third party information technology consultant. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings. We also maintain an incident response plan designed to respond to, mitigate and remediate cybersecurity incidents according to a defined set of severity ratings based on the potential impact to our business, information technology systems, network or data, including data held or information technology services provided by third-party vendors or other service providers.
As of the date of filing this report, we do not believe there are any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.
For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.
Governance
Our board of directors administers its cybersecurity risk oversight function through its audit committee. The audit committee is responsible for overseeing our policies, practices and assessments with respect to cybersecurity, and provides periodic updates to our board of directors. The audit committee receives periodic updates from management and our external third party information technology consultant regarding the effectiveness of the systems and processes we have implemented designed to safeguard our information assets and operational integrity from cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems, and regarding other cybersecurity matters, including the results from cybersecurity systems testing and any recent cybersecurity incidents and related responses. Our audit committee is also notified between such updates as soon as practicable regarding significant new cybersecurity threats or incidents. The audit committee also receives a report on cybersecurity matters and related risk exposures at least semi-annually from our Chief Accounting Officer. Many of our board members have achieved the National Association of Corporate Directors Carnegie Mellon University CERT Certification in Cybersecurity Oversight.
ITEM 2. PROPERTIES
We lease real property to support our business. We believe that the real property we lease is in good operating condition, meets our current needs and that we will be able to renew our lease when needed on acceptable terms or find alternative facilities. See Note 10 "Leased Properties" to the accompanying consolidated financial statements for more information about our real property leases.
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
Holders of Common Stock
As of March 27, 2024, we had approximately 34 stockholders of record.
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
Business Overview
We are a biopharmaceutical company committed to advancing innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options, and improve outcomes, primarily in the areas of contraception, vaginal health, reproductive health, menopause, sexual health and fertility. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid to late-stage clinical development or regulatory approval, and to establish and leverage strategic collaborations to achieve commercialization. We and our wholly-owned subsidiaries operate in one business segment.
The first FDA-approved product to emerge from our portfolio of women's health product candidates is XACIATO (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In March 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Accordingly, our potential future revenue from the commercialization of XACIATO will consist of royalties based on net sales and milestone payments from Organon. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023.
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
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the female genitalia on demand for the treatment of female sexual arousal disorder (FSAD);
•DARE-HRT1, an intravaginal ring designed to deliver both bio-identical estradiol and progesterone together, continuously over a 28-day period, for the treatment of moderate-to-severe vasomotor symptoms, as part of menopausal hormone therapy;
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of vulvar and vaginal atrophy associated with menopause; and
•DARE-CIN, a proprietary, fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia (CIN) and other human papillomavirus (HPV)-related pathologies.
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
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. Until we secure additional capital to fund our operating needs, we will focus our resources primarily on advancement of Ovaprene and Sildenafil Cream. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 program for the next several years, but we also expect such expenses will be supported by non-dilutive funding provided under a grant agreement we entered into in June 2021.
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
The process of developing and obtaining regulatory approvals for prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success. To the extent we receive regulatory approvals to market and sell our product candidates, the commercialization of any product and compliance with subsequently applicable laws and regulations requires the expenditure of further substantial financial resources without any guarantee of commercial success. The amount of post-approval financial resources required for commercialization and the potential revenue we may receive from sales of any product will vary significantly depending on many factors, including whether, and the extent to which, we establish our own sales and marketing capabilities and/or enter into and maintain commercial collaborations with third parties with established commercialization infrastructure.
Recent Events
Sildenafil Cream Positive End-of-Phase 2b Meeting with FDA
As discussed in ITEM 1. "BUSINESS" in Part I of this report, in January 2024, we announced the successful completion of an end-of-Phase 2 meeting with the FDA supporting advancement of Sildenafil Cream for the treatment of FSAD to Phase 3 clinical development.
Noncompliance with Nasdaq’s Minimum Bid Price Requirement
On January 17, 2024, the Nasdaq Staff notified us that because we had not timely regained compliance with the Minimum Bid Price Requirement, our common stock was subject to delisting from The Nasdaq Capital Market unless we timely requested a hearing before the Nasdaq Hearings Panel, or the Panel, to appeal the Nasdaq Staff’s delisting determination. We submitted a timely request for a hearing before the Panel, which stayed the suspension and delisting of our common stock pending the decision of the Panel and the expiration of any extension period granted by the Panel.
On February 27, 2024, the Panel notified us that, based on its review of the written record, which included our commitment to effect a reverse stock split if necessary to regain compliance with the Minimum Bid Price Requirement, it determined to grant us a temporary exception until July 15, 2024 (the “Exception Period”) to regain compliance with the Minimum Bid Price Requirement. The Panel granted the temporary exception subject to us obtaining board of directors and stockholder approval for and effecting the reverse stock split on or before specified dates that would enable us to demonstrate compliance with the Minimum Bid Price Requirement by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions on or before July 15, 2024. The Panel advised us that, during the Exception Period, we must provide Nasdaq with prompt notification of any significant events that may affect our compliance with Nasdaq listing requirements, including any event that may call into question our ability to meet the terms of the temporary exception. The Panel also advised us that should we fail to meet any of the terms of the temporary exception, our common stock will immediately be delisted.

Receipt of Grant to Support Biotherapeutic Product Development
On January 17, 2024, we entered into a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, pursuant to which we received $750,000 in grant funding to gather and analyze data on the global bacterial biologic supply chain to help the Foundation identify potential contract manufacturing organization partners for manufacturing clinical and commercial supplies of bacteria-based biotherapeutic products.
Royalty Interest Financing Agreement
On December 21, 2023, we entered into a royalty interest financing agreement with United in Endeavour, LLC, or United, pursuant to which we sold to United an interest in royalty and milestone payments we receive from Organon based on net sales of XACIATO for a purchase price of up to $12 million. We received a payment of $5.0 million from United on the date of the agreement, and until December 31, 2026, we may, in our sole discretion, elect to receive up to three additional payments from United of up to an aggregate of $7 million. Pursuant to the terms of the agreement, on December 21, 2023, we issued to United a warrant to purchase up to 5.0 million shares of our common stock. In addition, for every additional $1.0 million payment we elect to receive from United under the agreement, we agreed to issue warrants to purchase up to 1.0 million shares of our common stock, for an aggregate of warrants to purchase up to 7.0 million shares of our common stock. The initial warrant has, and each additional warrant, if any, will have, an exercise price of $0.3467 per share, subject to customary adjustments, and is or will be exercisable, in full or in part, at any time from the date of issuance on or prior to the fifth anniversary of the date of issuance of the particular warrant. For more information, see ITEM 1. “BUSINESS— Royalty Interest Financing Agreement” in Part I of this report and Note 11 “Sale of Future Royalties” to the accompanying consolidated financial statements.
Positive Topline Data from Phase 1 Clinical Study of DARE-PDM1
As discussed in ITEM 1. "BUSINESS" in Part I of this report, on December 20, 2023, we announced positive topline data from our Phase 1 clinical study of DARE-PDM1.
Financial Overview
Revenue
To date we have generated approximately $12.8 million in revenue, all from payments received under our license agreement with Organon to commercialize XACIATO. In the future, we expect to continue to generate revenue from royalties based on the net sales of XACIATO and we may generate revenue from commercial milestones based on the net sales of XACIATO, from product sales of other approved products, if any, and from license fees, milestone payments, and research and development payments in connection with strategic collaborations. Our ability to generate such revenue, with respect to XACIATO, will depend on the extent to which its commercialization is successful, and with respect to our product candidates, will depend on their successful clinical development, the receipt of regulatory approvals to market such product candidates and the eventual successful commercialization of products. If XACIATO is not commercially successful or we fail to complete the development of our product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
Until the first commercial sale of XACIATO, we recognized contract manufacturing expenses associated with producing commercial supplies of XACIATO and costs of regulatory affairs activities related to XACIATO as research and development expenses. Following the first commercial sale of XACIATO, and during the interim period when we were the NDA holder of XACIATO and provided commercial supplies of XACIATO to Organon, those expenses are recognized as general and administrative expenses.
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
We receive funding through grants that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants, we recognize grant funding in the statements of operations as a reduction to research and development expenses (contra-research and development expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained herein. For the years ended December 31, 2023 and 2022, we recognized contra-research and development expense of approximately $9.3 million and $5.6 million, respectively.
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
General and Administrative Expenses
General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, commercial-readiness expenses, and royalty and milestone expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Commercial-readiness expenses consist of consultant and advisor costs. Royalty and milestone expenses consist of payments we owe under our in-license agreements.
Recently Issued Accounting Standards
From time to time, the Financial Accounting Standards board, or FASB, or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification, or ASC, are communicated through issuance of an Accounting Standards Update. We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements. We have evaluated recently issued accounting pronouncements and determined that there is no material impact on our financial position or results of operations.
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
Revenue Recognition
Under ASC Topic 606, or ASC 606, we recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligations. At contract inception, we assess the goods or services agreed upon within each contract, assess whether each good or service is distinct, and determines those that are performance obligations. We then recognize as revenue the amount of the transaction price allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
License Fee Revenue. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. To date, we have recognized $11.0 million in license fee revenue, all from payments received under our license agreement with Organon to commercialize XACIATO.
Milestones. At the inception of each arrangement in which we are a licensor and that includes developmental, regulatory or commercial milestones, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments not within our control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. To date, we have recognized $1.8 million of milestone revenue, which represents the $1.8 million milestone payment we received under our license agreement with Organon in connection with the first commercial sale of XACIATO.
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have recognized approximately $7,900 of royalty revenue.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. We evaluate whether we are the principal or agent in the arrangement based on the degree we control the specified product at any time before transfer to the customer. If we are in the capacity of a principal, revenues are recognized on a gross basis. If we are in the capacity of an agent, revenues are recognized on a net basis. To date, we have recognized approximately $205,000 in revenue (and $201,000 in other expense attributed to the cost of revenue) associated with our XACIATO product supply arrangement, which is recorded in other income in our consolidated statements of operations and comprehensive loss. In connection with the transfer of the NDA for XACIATO to Organon in December 2023, that arrangement was terminated and we will not recognize product supply revenue associated with that arrangement in the future.
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
Stock options or stock awards with performance conditions issued to non-employees who are not directors are measured on the grant date and recognized when the performance is complete. Refer to Note 9 to our consolidated financial statements included in this report for more information.
Grant Funding
We receive certain research and development funding under grants issued by the U.S. government and a not-for-profit foundation. In accordance with a policy we adopted in 2018, we recognize grant funding in the statements of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in our consolidated balance sheets. For the years ended December 31, 2023 and December 31, 2022, there were no material adjustments to our prior period estimates of grant funded research and development expenses. Refer to Note 13 to our consolidated financial statements included in this report for more information.
Clinical Trial Expense Accruals
We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.
We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2023 and December 31, 2022 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.
Results of Operations
Comparison of the Years ended December 31, 2023 and 2022
The following table summarizes our consolidated results of operations for the years ended December 31, 2023 and 2022, and the change in the applicable category in terms of dollars and percentage:

	Years Ended December 31,		Change
	2023	2022	$	%
Revenue
License fee revenue	$1,000,000	$10,000,000	$(9,000,000)	(90)%
Milestone revenue	1,800,000	—	1,800,000	—%
Royalty revenue	7,885	—	7,885	—%
Total revenue	2,807,885	10,000,000	(7,192,115)	(72)%
Operating expenses
General and administrative	$12,109,691	$11,243,271	$866,420	8%
Research and development	21,538,074	30,042,217	(8,504,143)	(28)%
License fee expenses	100,000	100,000	—	—%
Total operating expenses	33,747,765	41,385,488	(7,637,723)	(18)%
Loss from operations	(30,939,880)	(31,385,488)	445,608	1%
Other income	778,489	437,750	340,739	78%
Net loss	$(30,161,391)	$(30,947,738)	$786,347	(3)%
Revenues
Revenues for the years ended December 31, 2023 and 2022 related to our license agreement with Organon to commercialize XACIATO. For 2023, we recognized $1.0 million in license fee revenue upon execution of the amendment to the license agreement in July 2023, $1.8 million in milestone revenue in connection with the first commercial sale of XACIATO, and approximately $7,900 in royalties from net sales of XACIATO in the fourth quarter. For 2022, we recognized $10.0 million in license fee revenue related to the transfer of the license and related know-how to Organon upon effectiveness of the license agreement in June 2022.
General and administrative expenses
The increase of approximately $0.9 million in general and administrative expenses from 2022 to 2023 was primarily attributable to (i) a $0.5 million commercial milestone due under our license agreement for XACIATO, (ii) $0.4 million of commercial-readiness expenses related to XACIATO, (iii) a one-time fraud loss of approximately $0.2 million, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, and (iv) an increase in stock-based compensation expense of approximately $0.2 million. The foregoing were partially offset by decreases in personnel costs of approximately $0.6 million due to decreased bonus expense, and general corporate overhead, including rent and facilities expenses, of approximately $26,000.
Research and development expenses
The decrease of approximately $8.5 million in research and development expenses from 2022 to 2023 was primarily attributable to decreases in (i) costs related to development activities for Sildenafil Cream of approximately $6.4 million, (ii) costs related to manufacturing and regulatory affairs activities for Ovaprene of approximately $2.0 million, (iii) costs related to development activities for XACIATO of approximately $0.2 million, (iv) rent and facilities expenses of approximately $0.1 million, and (v) costs related to development activities for our preclinical programs and other development expenses of approximately $69,000. Such decreases were partially offset by increases in (a) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $0.2 million, and (b) stock-based compensation expense of approximately $0.1 million.

License fee expenses
For each of the years ended December 31, 2023 and December 31, 2022 we accrued or paid $100,000 of the annual license maintenance fee payable under our license agreement related to DARE-HRT1. For further discussion of this annual license maintenance fee, see Note 3 "Strategic Agreements— Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements.
Other income
The increase of $0.3 million in other income from 2022 to 2023 was primarily due to an increase in interest earned on cash balances in 2023 due to higher interest rates.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At December 31, 2023, our accumulated deficit was approximately $171.2 million, our cash and cash equivalents were approximately $10.5 million, and our working capital deficit was approximately $2.9 million. We incurred a loss of approximately $30.2 million and had negative cash flow from operations of approximately $38.9 million for the year ended December 31, 2023.
Our cash and cash equivalents at December 31, 2023 represented funds received under grant agreements related to DARE-LARC1 and DARE-LBT and such funds may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. For additional information about these grant agreements, see "—Deferred Grant Funding" and "—Grant Agreements," below. We expect to incur significant losses from operations and negative cash flows from operations for the foreseeable future as we continue to develop and seek to bring to market our product candidates.
The majority of our operating expenses during a fiscal year are research and development expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. In large part, we can control the pace of advancement of our development programs and therefore, we can control the timing of when we incur most of our research and development expenses. We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments to third-party licensors upon the occurrence of commercial milestones for XACIATO and development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator. We anticipate our general and administrative expenses for 2024 will be consistent with our general and administrative expenses for 2023.
Under the royalty interest financing agreement we entered into in December 2023, we may, in our sole discretion, elect to receive up to an additional aggregate amount of $7.0 million. Under our license agreement relating to XACIATO, we may receive royalty payments based on net sales of XACIATO, however, we do not expect such royalty payments for 2024 to materially impact our cash resources or requirements.
We closely monitor our limited cash resources and we have implemented cost-savings measures, primarily by controlling our spend on research and development activities related to clinical-stage programs other than Ovaprene and Sildenafil Cream. Our research and development expenses for 2024, until we secure additional capital to fund our operating needs, will continue to be primarily associated with manufacturing activities in connection with our ongoing pivotal Phase 3 clinical study of Ovaprene and activities, including regulatory affairs activities, related to advancing Sildenafil Cream toward a Phase 3 clinical study. However, we plan to continue to advance preclinical development of DARE-LARC1, the costs of which are being supported by grant funding.
We will need additional capital to fund our operating needs into the third quarter of 2024 and to meet our current obligations as they become due. We are in ongoing discussions with multiple potential third-party sources of additional capital, including non-dilutive sources of capital. Many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that we will receive additional capital when needed, on favorable terms, or at all. If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Item 1A of Part I of this report titled, We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants and strategic collaborations. We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity (including sales of our common stock in ATM offerings), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements, to cover our operating expenses, and the cost of any license or other acquisition of new product candidates or technologies. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, impacts of the wars in Ukraine and the Middle East, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding.
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
Deferred Grant Funding
We have received substantial funding under grant agreements related to DARE-LARC1 and DARE-LBT. Under these agreements, and under the agreement we received from the Foundation in January 2024 to fund activities related to bacteria-based live biotherapeutic product development, we generally receive grant funds before we incur the eligible expenses. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our consolidated balance sheets. Our deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. As of December 31, 2023, our deferred grant funding liability was approximately $13.7 million, which primarily consisted of unspent funds for the DARE-LARC1 program. The balance of our deferred grant funding liability at December 31, 2023 primarily consisted of funds for the DARE-LARC1 program that have been spent but not yet expensed in accordance with GAAP. For more information about these grant agreements, see "—Grant Agreements" below, and Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding, and Note 13, Grant Awards-Other Non-Dilutive Grant Funding to the accompanying consolidated financial statements.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(38,856,654)	$(18,088,429)
Net cash used in investing activities	(629,430)	(63,069)
Net cash provided by financing activities	15,637,120	1,343,354
Effect of exchange rate changes on cash and cash equivalents	(9,585)	(196,338)
Net decrease in cash	$(23,858,549)	$(17,004,482)
Net cash used in operating activities
Cash used in operating activities during the year ended December 31, 2023 included the net loss of $30.2 million, decreased by non-cash stock-based compensation expense of approximately $2.5 million. Components providing operating cash were an increase in accounts payable of approximately $1.4 million, a decrease in other receivables of approximately $0.8 million, and a decrease in prepaid expenses of approximately $0.5 million. Components reducing operating cash were a decrease in accrued expenses of approximately $8.3 million, a decrease in deferred grant funding of approximately $4.6 million, an increase in deposits of $1.2 million primarily related to deposits paid for the construction of capital equipment, and a decrease in other non-current assets of approximately $10,000.
Cash used in operating activities during the year ended December 31, 2022 included the net loss of $30.9 million, decreased by non-cash stock-based compensation expense of approximately $2.2 million. Components providing operating cash were an increase in accrued expenses of approximately $7.8 million, and an increase in deferred grant funding of approximately $7.8 million. Components reducing operating cash were an increase in prepaid expenses of approximately $4.2 million, an increase in other receivables of approximately $0.6 million, and a decrease in accounts payable of approximately $75,000.
Net cash used in investing activities
Cash used in investing activities during the years ended December 31, 2023 and December 31, 2022 was related to purchases of property and equipment of approximately $629,000 and $63,000, respectively.
Net cash provided by financing activities
Cash provided by financing activities during the year ended December 31, 2023 consisted of proceeds from (i) the sale of our common stock and warrants in the registered direct offering completed in September 2023 of approximately $7.0 million, (ii) the sale of future royalties of approximately $4.7 million, net, (iii) the sales of our common stock under our ATM sales agreement of approximately $2.3 million, net, (iv) the exercise of warrants of approximately $1.3 million, and (v) the financing of certain director and officer and other liability insurance premiums of approximately $0.6 million net of payments made of approximately $0.3 million.
Cash provided by financing activities of during the year ended December 31, 2022 consisted primarily of net proceeds from sales of our common stock under our ATM sales agreement.
License and Royalty Agreements
We agreed to make royalty and milestone payments under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream, and under other agreements related to our other clinical and preclinical candidates. During 2024, based on our current expectations regarding the development of our product candidates and sales of XACIATO, we expect to pay approximately $2.8 million in royalty and milestone payments under the license and development agreements. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements.
Grant Agreements
We have received substantial funding under grant agreements related to DARE-LARC1 and DARE-LBT. In September 2023, following an assessment of our activities and the milestones we achieved to date, we received $4.5 million as the latest installment under the grant agreement to advance the preclinical development of DARE-LARC1. Grant funds under these agreements, and under the agreement we received from the Foundation in January 2024 to fund activities related to bacteria-based live biotherapeutic product development, generally are received before we incur the eligible expenses. Unspent grant funds are recorded as deferred grant funding liability in our consolidated balance sheets and our deferred grant funding liability as of December 31, 2023 primarily consisted of unspent grant funds for the DARE-LARC1 program. For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding, and Note 13, Grant Awards-Other Non-Dilutive Grant Funding to the accompanying consolidated financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation, performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2023 at the reasonable assurance level.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the period from October 1, 2023 to December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company's 2024 Proxy Statement and is incorporated in this report by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2024 Proxy Statement and is incorporated in this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2024 Proxy Statement and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2024 Proxy Statement and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the Company's 2024 Proxy Statement and is incorporated in this report by reference.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
PLANS OF ACQUISITION
2.1§ Δ	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Daré Bioscience, Inc., Daré Merger Sub, Inc., Pear Tree Pharmaceuticals, Inc., and Fred Mermelstein and Stephen C. Rocamboli, as Holders' Representatives	10-Q	001-36395	8/13/2018	10.10

2.2+	Agreement and Plan of Merger, dated November 10, 2019, Dare Bioscience, Inc., MC Merger Sub, Inc., Microchips Biotech, Inc., and Shareholder Representative Services LLC, as the stockholders' representative	8-K	001-36395	11/12/2019	2.1
ARTICLES OF INCORPORATION AND BYLAWS
3.1	Restated Certificate of Incorporation, as amended to date	10-Q	001-36395	08/09/2022	3.1

3.2	Third Amended and Restated By-Laws (as amended through January 24, 2023)	10-Q	001-36395	8/10/2023	3.1
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.1	Specimen stock certificate evidencing the shares of common stock	10-K	001-36395	03/28/2018	4.1

4.2	Warrant Agreement to purchase shares of common stock of the registrant with Aquilo Partners, L.P., entered into as of October 16, 2016.	10-K	001-36395	03/31/2022	4.2

4.3	Form of common stock purchase warrants issued on September 1, 2023	8-K	0001-36395	08/30/2023	4.1

4.4	Form of common stock purchase warrants issued on December 21, 2023					X

4.5	Description of securities of the registrant	10-K	001-36395	03/27/2020	4.6
COMMERCIAL AGREEMENTS
10.1(a)+	Exclusive License Agreement dated March 31, 2022 between Organon International GmbH and Dare Bioscience, Inc., effective as of June 30, 2022	10-Q	001-36395	05/12/2022	10.1

10.1(b)+	First Amendment to License Agreement by and between Organon International GmbH and Dare Bioscience, Inc. entered into as of July 4, 2023	10-Q	0001-36395	11/09/2023	10.2

10.2+	Consent, Waiver and Stand-By License Agreement, dated March 30, 2022, by and among TriLogic Pharma, LLC, and MilanaPharm LLC, Dare Bioscience, Inc., and Organon International GmbH.	10-Q	001-36395	05/12/2022	10.2

10.3Δ	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC	10-K/A	001-36395	04/30/2018	10.1

10.4Δ	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc.	10-Q	001-36395	11/13/2017	10.1

10.5Δ	Exclusive License Agreement made as April 24, 2018 by and between Catalent JNP, Inc. (fka Juniper Pharmaceuticals, Inc.), and Daré Bioscience, Inc.	10-Q	001-36395	8/13/2018	10.1

10.6(a)Δ	Amended and Restated Exclusive License Agreement for Atrophic Vaginitis Technology, effective as of July 14, 2006, dated August 15, 2007, by and between Fred Mermelstein, Ph.D., and Janet Chollet, M.D., and Pear Tree Women’s Health Care, Inc.	10-Q	001-36395	8/13/2018	10.5

10.6(b)Δ	Amendment No. 1 to the Amended and Restated Exclusive License Agreement, dated as of October 10, 2007, by and among Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Pharmaceuticals, Inc.	10-Q	001-36395	8/13/2018	10.6

10.6(c)Δ	Amendment No. 2 to the Amended and Restated Exclusive License Agreement, dated as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.7

10.6(d)+
Amendment No. 3 to the Amended and Restated Exclusive License Agreement, effective as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus
		10-K	001-36395	3/30/2023	10.6(d)

10.6(e)Δ	Exclusive License Agreement, dated as of February 13, 2017, by and between GYN Holdings, Inc., a wholly-owned subsidiary of Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.8

10.6(f)Δ	Exclusive License Agreement, effective as of September 15, 2017, by and between Fred Mermelstein, Ph.D., Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc., and Stephen C. Rocamboli	10-Q	001-36395	8/13/2018	10.9

10.7(a)Δ	Assignment Agreement by and between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc. effective as of December 5, 2018	10-K	001-36395	04/01/2019	10.10(a)

10.7(b)Δ	First Amendment to the License Agreement effective as of December 5, 2018 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	04/01/2019	10.10(b)

10.7(c)	Amendment No. 1 to Assignment Agreement entered into as of December 4, 2019 between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc.	10-K	001-36395	03/27/2020	10.10(c)

10.7(d)	Amendment No. 2 to the License Agreement entered into as of December 3, 2019 between Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	03/27/2020	10.10(d)

10.7(e)	Amendment to License Agreement effective as of September 21, 2021 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-Q	001-36395	11/10/2021	10.1

10.8+	License Agreement dated as of January 10, 2020 between Bayer HealthCare LLC and Daré Bioscience, Inc.	10-K	001-36395	03/27/2020	10.16

10.9+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of June 30, 2021	10-Q	001-36395	08/12/2021	10.1

10.10+	Cooperative Research and Development Agreement entered into as of July 8, 2021 between Daré Bioscience, Inc. and the Eunice Kennedy Shriver National Institutes of Child Health and Human Development Institute	10-Q	001-36395	11/10/2021	10.2

10.11	Form of Securities Purchase Agreement dated as of August 29, 2023, between Dare Bioscience, Inc. and each purchaser identified on the signature pages thereto	8-K	0001-36395	08/30/2023	10.1

10.12	Royalty Interest Financing Agreement entered into as of December 21, 2023 between Dare Bioscience, Inc. and United in Endeavor, LLC					X
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.13(a)*	Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	8-K	001-36395	7/12/2018	10.1

10.13(b)*	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.3

10.13(c)*	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.4

10.14*	2014 Employee Stock Purchase Plan	S-1/A	333-194442	3/31/2014	10.26
10.15(a)*	Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(a)

10.15(b)*	Form of Incentive Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(b)

10.15(c)*	Form of Nonstatutory Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.2(c)

10.16*	Daré Bioscience, Inc. Performance Bonus Plan, as amended	10-Q	001-36395	11/9/2023	10.3

10.17*	Form of indemnification agreement between the registrant and each of its executive officers and directors	S-1	333-194442	03/10/2014	10.16

10.18*	Amended and Restated Non-Employee Director Compensation Policy (as amended through January 2022)	10-Q	001-36395	5/12/2022	10.3

10.19(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1

10.19(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.13(b)

10.20(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.2

10.20(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.14(b)

10.21*	Daré Bioscience, Inc. Employment Offer Letter to John Fair, dated April 24, 2018	S-1	333-251599	01/05/2021	10.19

10.22*	Daré Bioscience, Inc. Change in Control Policy (effective October 15, 2019)	S-1	333-251599	01/05/2021	10.20

OTHER EXHIBITS
21.1	Subsidiaries of the registrant					X

23.1	Consent of Haskell & White LLP					X

23.2	Consent of Mayer Hoffman McCann P.C.					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97*	Dare Bioscience, Inc. Policy on Recovery of Erroneously Awarded Compensation	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

§	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.
Δ	Confidential treatment has been requested or granted to certain confidential information contained in this exhibit.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daré Bioscience, Inc.
	By:	/s/ SABRINA MARTUCCI JOHNSON
Date: March 28, 2024		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SABRINA MARTUCCI JOHNSON	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director	March 28, 2024
Sabrina Martucci Johnson

/s/ MARDEE HARING-LAYTON	Chief Accounting Officer	March 28, 2024
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ WILLIAM H. RASTETTER	Chairman of the Board and Director	March 28, 2024
William H. Rastetter, Ph.D.

/s/ CHERYL R. BLANCHARD	Director	March 28, 2024
Cheryl R. Blanchard, Ph.D.

/s/ JESSICA D. GROSSMAN	Director	March 28, 2024
Jessica D. Grossman, M.D.

/s/ SUSAN L. KELLEY	Director	March 28, 2024
Susan L. Kelley, M.D.

/s/ GREGORY W. MATZ	Director	March 28, 2024
Gregory W. Matz, CPA

/s/ SOPHIA ONONYE-ONYIA	Director	March 28, 2024
Sophia Ononye-Onyia, Ph.D.

/s/ ROBIN STEELE	Director	March 28, 2024
Robin Steele, J.D., L.L.M.

DARÉ BIOSCIENCE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Daré Bioscience, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Daré Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flow from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Report of Independent Registered Public Accounting Firm (Continued)
Critical Audit Matter
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

/s/ Haskell & White LLP
HASKELL & WHITE LLP
We have served as the Company's auditor since 2023.
Irvine, California
March 28, 2024
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Daré Bioscience, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Daré Bioscience, Inc. and Subsidiaries (“Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
We served as the Company's auditor from 2017 to 2023.
/s/ Mayer Hoffman McCann P.C.
March 30, 2023
San Diego, California

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$10,476,056	$34,669,605
Other receivables	949,211	1,703,160
Prepaid expenses	6,118,272	6,665,988
Total current assets	17,543,539	43,038,753
Property and equipment, net	655,975	64,908
Deposits	1,163,477	10,502
Operating lease right-of-use assets	1,319,630	457,925
Other non-current assets	599,594	254,295
Total assets	$21,282,215	$43,826,383
Liabilities and stockholders’ equity (deficit)
Current Liabilities
Accounts payable	$3,385,551	$2,027,953
Accrued expenses	2,889,005	10,894,016
Deferred grant funding	13,737,154	18,303,567
Current portion of lease liabilities	468,726	398,391
Total current liabilities	20,480,436	31,623,927
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	3,913,676	—
Lease liabilities long-term	935,743	90,346
Total liabilities	26,329,855	32,714,273
Commitments and contingencies (Note 12)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized, 99,973,932 and 84,825,481 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	9,997	8,482
Additional paid-in capital	166,539,290	152,529,579
Accumulated other comprehensive loss	(360,896)	(351,311)
Accumulated deficit	(171,236,031)	(141,074,640)
Total stockholders' equity (deficit)	(5,047,640)	11,112,110
Total liabilities and stockholders' equity (deficit)	$21,282,215	$43,826,383

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2023	2022
Revenue
License fee revenue	$1,000,000	$10,000,000
Milestone revenue	1,800,000	—
Royalty revenue	7,885	—
Total revenue	2,807,885	10,000,000
Operating expenses
General and administrative	12,109,691	11,243,271
Research and development	21,538,074	30,042,217
License fee expense	100,000	100,000
Total operating expenses	33,747,765	41,385,488
Loss from operations	(30,939,880)	(31,385,488)
Other income	778,489	437,750
Net loss	$(30,161,391)	$(30,947,738)
Net loss to common stockholders	$(30,161,391)	$(30,947,738)
Foreign currency translation adjustments	(9,585)	(196,338)
Comprehensive loss	$(30,170,976)	$(31,144,076)
Loss per common share - basic and diluted	$(0.35)	$(0.37)
Weighted average number of common shares outstanding:
Basic and diluted	87,303,701	84,571,805
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2021	83,944,119	$8,394	$149,027,802	$(154,973)	$(110,126,902)	$38,754,321
Stock-based compensation	—	—	2,158,511	—	—	2,158,511
Issuance of common stock, net of issuance costs	751,040	75	1,218,675	—	—	1,218,750
Stock options exercised	130,322	13	124,591	—	—	124,604
Net loss	—	—	—	—	(30,947,738)	(30,947,738)
Foreign currency translation adjustments	—	—	—	(196,338)	—	(196,338)
Balance at December 31, 2022	84,825,481	$8,482	$152,529,579	$(351,311)	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	2,530,684	—	—	2,530,684
Issuance of common stock from the exercise of warrants	1,353,515	136	1,299,240	—	—	1,299,376
Issuance of common stock, net of issuance costs	13,794,936	1,379	9,345,277	—	—	9,346,656
Issuance of common stock warrants, net of issuance costs	—	—	834,510	—	—	834,510
Net loss	—	—	—	—	(30,161,391)	(30,161,391)
Foreign currency translation adjustments	—	—	—	(9,585)	—	(9,585)
Balance at December 31, 2023	99,973,932	$9,997	$166,539,290	$(360,896)	$(171,236,031)	$(5,047,640)
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(30,161,391)	$(30,947,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,363	24,202
Stock-based compensation expense	2,530,684	2,158,511
Non-cash operating lease cost	54,027	23,415
Gain on early termination of lease	—	(46,477)
Non-cash interest expense on liability related to sale of future royalties	24,289	—
Changes in operating assets and liabilities:
Other receivables	753,948	(557,842)
Prepaid expenses	547,714	(4,189,376)
Deposits	(1,152,974)	—
Other non-current assets	(10,300)	3,650
Accounts payable	1,357,600	(75,132)
Accrued expenses	(8,272,201)	7,757,774
Deferred grant funding	(4,566,413)	7,760,584
Net cash used in operating activities	(38,856,654)	(18,088,429)
Cash flows from investing activities
Purchases of property and equipment	(629,430)	(63,069)
Net cash used in investing activities	(629,430)	(63,069)
Cash flows from financing activities
Net proceeds from issuance of common stock	9,346,656	1,218,750
Proceeds from the exercise of stock options	—	124,604
Proceeds from the exercise of common stock warrants	1,299,376	—
Proceeds from the sale of future royalties, net	4,723,899	—
Issuance of note payable	601,174	—
Payments on note payable	(333,985)	—
Net cash provided by financing activities	15,637,120	1,343,354
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9,585)	(196,338)
Net change in cash, cash equivalents and restricted cash	(23,858,549)	(17,004,482)
Cash, cash equivalents and restricted cash, beginning of year	34,669,605	51,674,087
Cash, cash equivalents and restricted cash, end of year	$10,811,056	$34,669,605

Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$10,476,056	$34,669,605
Restricted cash included in other non-current assets	335,000	—
Total cash, cash equivalents and restricted cash	$10,811,056	$34,669,605
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$1,291,425	$585,942
Issuance cost recorded under additional-paid-in-capital	$834,510	$—
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Organization and business

Daré Bioscience, Inc. is a biopharmaceutical company committed to advancing innovative products for women’s health. Daré Bioscience, Inc. and its wholly-owned subsidiaries operate one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly-owned subsidiaries, unless otherwise stated or the context otherwise requires.
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
The first U.S. Food and Drug Administration (FDA)-approved product to emerge from the Company's portfolio of women's health product candidates is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO. In March 2022, the Company entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO, which became fully effective in June 2022. Under the license agreement, Organon (and/or its affiliates, agents or sublicensees) is solely responsible for the marketing, distribution and sale of XACIATO in the United States (and outside the U.S. if approved in non-U.S. jurisdictions in the future).
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as defined by the Financial Accounting Standards Board, or FASB.
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of December 31, 2023, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's consolidated balance sheet.
Going Concern
The Company prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, expects negative cash flows from its operations to continue for the foreseeable future, and expects that its net losses will continue for at least the next several years as it develops and seeks to bring to market its existing product candidates and seeks to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

At December 31, 2023, the Company had an accumulated deficit of approximately $171.2 million, cash and cash equivalents of approximately $10.5 million, deferred grant funding liabilities under the Company's grant agreements related to DARE-LARC1 and DARE-LBT of approximately $13.7 million, and a working capital deficit of approximately $2.9 million. The Company's cash and cash equivalents at December 31, 2023 represented grant funds received under such grant agreements that may be applied solely toward direct costs for the development of DARE-LARC1 and DARE-LBT, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the year ended December 31, 2023, the Company incurred a net loss of $30.2 million and had negative cash flow from operations of approximately $38.9 million.
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
There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If the Company becomes unable to continue as a going concern, the Company may have to liquidate its assets, and might realize significantly less than the values at which they are carried on its consolidated financial statements, and stockholders may lose all or part of their investment in the Company's common stock. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Principles of Consolidation
The consolidated financial statements of the Company are stated in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. One wholly-owned subsidiary, Daré Bioscience Australia Pty LTD, operates primarily in Australia. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Loss. All intercompany transactions and accounts have been eliminated in consolidation.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Grant Funding
The Company receives certain research and development funding through grants issued by a division of the National Institutes of Health and the Bill & Melinda Gates Foundation, or the Foundation. Under the Foundation grant, which the Company considers to be a research and development contract under FASB Accounting Standards Codification, or ASC, Topic 730 Research and Development, the Company granted the Foundation a Humanitarian License which gives the Foundation the right to make the funded developments accessible at an affordable price to people within developing countries. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to International Accounting Standards 20, Accounting for Grants and Disclosure of Government Assistance, or IAS 20. Under IAS 20, the Company recognizes grant funding in the statements of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. The Company adopted this policy in 2018. For the years ended December 31, 2023 and December 31, 2022, the Company recognized approximately $9.3 million and $5.6 million, respectively, in the statements of operations as a reduction to research and development expense. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in the Company's consolidated balance sheets.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management's judgments with respect to its revenue arrangement, liability related to the sale of future royalties, valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates and could materially affect the reported amounts of assets, liabilities and future operating results.
Liability Related to the Sale of Future Royalties
In December 2023, the Company entered into a royalty interest financing agreement with United in Endeavor, or United, pursuant to which the Company sold to United an interest in royalty and milestone payments the Company receives based on net sales of XACIATO. The Company received $5.0 million from United in connection with entering into the royalty interest financing agreement. The Company evaluated the terms of the royalty interest financing agreement and concluded that its features were similar to those of a debt instrument. The Company recognized the $5.0 million it received as a liability on its consolidated balance sheet because the Company agreed to make payments to United until such time that United has received aggregate payments equaling a 12% internal rate of return on the $5.0 million. Interest expense for the liability related to the sale of future royalties is recognized using the effective interest rate method over the expected term of the royalty interest financing agreement.
The liability related to the sale of future royalties and related interest expense are based on current estimates of future royalties, which estimates are based on forecasts of XACIATO net sales. The Company periodically assesses the forecasted net sales and to the extent the amount or timing of estimated royalty payments are materially different than previous estimates, the Company will account for any such change by adjusting the liability related to the sale of future royalties and prospectively recognizing the related non-cash interest expense.
In connection with the royalty investment financing agreement the Company entered into, the Company issued a warrant to purchase up to an aggregate of 5.0 million shares of the Company's common stock. The warrant was allocated a relative fair value of approximately $0.8 million using a Black-Scholes option pricing model. The $0.8 million relative fair value of the warrant was recorded as a debt discount with an offset to additional paid in capital on the 2023 consolidated balance sheet as the warrants were deemed to be equity classified.
Risks and Uncertainties
The Company will require approvals from the FDA, or foreign regulatory agencies prior to being able to sell any products. The Company received approval from the FDA for XACIATO in December 2021. There can be no assurance that the Company’s current or future product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and its financial position.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of December 31, 2023 and December 31, 2022. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) as of December 31, 2023.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2023
Current assets:
Cash equivalents (1)	$9,982,079	$—	$—	$9,982,079
Balance at December 31, 2022
Current assets:
Cash equivalents (1)	$33,238,658	$—	$—	$33,238,658
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
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has recognized approximately $7,900 in royalty revenue.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The evaluation is based on the degree the Company controls the specified product at any time before transfer to the customer. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if the Company is in the capacity of an agent. To date, the Company has recognized approximately $205,000 in revenue along with $201,000 in other expense attributed to the cost of revenue associated with its product supply arrangement for XACIATO, which is recorded in other income in the Company's 2023 consolidated statement of operations and comprehensive loss. That arrangement was terminated effective December 14, 2023 and the Company will not recognize product supply revenue associated with that agreement in the future.
Bayer License. In 2020, the Company entered into a license agreement with Bayer Healthcare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. and received a $1.0 million upfront non-refundable license fee payment from Bayer (See Note 3, Strategic Agreements). The $1.0 million upfront payment is recorded as deferred license revenue in the Company's consolidated balance sheets at December 31, 2023 and December 31, 2022. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. To date, neither of the foregoing has occurred.
Under its license agreement with Bayer, the Company will also be entitled to receive (a) milestone payments totaling up to $310.0 million related to the commercial sales of Ovaprene, if all such milestones are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
Milestone Payments. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Potential future milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. As of December 31, 2023, the Company has recognized $1.8 million of milestone payment revenues.
Potential future payments for variable consideration, such as commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur (See Note 3, Strategic Agreements).
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in other non-current assets as right-of-use, or ROU, lease assets, current portion of lease liabilities, and long-term lease liabilities on the Company's consolidated balance sheets.

ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term (See Note 10, Leased Properties).
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
Australian Research and Development Tax Incentive Program
The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to receive a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to IAS 20. Under IAS 20, the Company recognizes the Tax Incentive as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as other current assets on its consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recognized approximately $0.6 million and approximately $1.6 million, respectively, as a reduction to research and development expense for expenses incurred that it believes are eligible for the Tax Incentive. At December 31, 2023 and 2022, the Company recorded a receivable for the estimated Tax Incentive of approximately $0.6 million and $1.6 million, respectively, in other receivables on the accompanying consolidated balance sheets.
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
There were stock options exercisable into 9,463,556 and 6,612,554 shares of common stock outstanding at December 31, 2023 and 2022, respectively. There were warrants exercisable into 15,006,500 and 1,381,015 shares of common stock outstanding at December 31, 2023 and 2022, respectively. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.
Stock-Based Compensation
The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of grant. The Company uses the Black-Scholes Pricing Model to determine the fair value of each of the awards which considers factors such as expected term, the volatility of the Company's common stock, risk free interest rate, and dividend yield. Due to the limited history of the Company, the simplified method was utilized in order to determine the expected term of the awards. The Company compared U.S. Treasury Bills in determining the risk-free interest rate appropriate given the expected term. The Company has not established and has no plans to establish, a dividend policy, and the Company has not declared, and has no plans to declare dividends in the foreseeable future and thus no dividend yield was determined necessary in the calculation of fair value.
Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with FASB ASC 740, Income Taxes. Under this method, deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company follows the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At each of December 31, 2023 and 2022, the Company did not record any liabilities for uncertain tax positions.
During each of 2023 and 2022, the Company recorded no provision for income taxes. Management evaluated the Company’s tax positions and, as of December 31, 2023 and 2022, the Company had approximately $2.6 million and $2.3 million of unrecognized benefits, respectively. The tax years 2020 to 2022 and 2019 to 2022 remain open to examination by federal and state taxing authorities, respectively, while the statute of limitations for U.S. net operating losses generated remain open beginning in the year of utilization.
Indemnification Obligations
As permitted under Delaware law, the Company has entered into indemnification agreements with its officers and directors that provide that the Company will indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime. During the year ended December 31, 2023, the Company did not experience any losses related to those indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded the fair value of the obligations is not material. Accordingly, as of December 31, 2023 and 2022, no amounts have been accrued related to such indemnification provisions.
3.    STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. In July 2022, the Company received a $10.0 million non-refundable and non-creditable payment from Organon, which was recorded as license fee revenue. In July 2023, the Company received a $1.0 million payment from Organon in connection with the amendment to the license agreement the parties entered into, which was also recorded as license fee revenue. In the fourth quarter of

2023, in connection with the first commercial sale in the U.S. of XACIATO in accordance with the license agreement, as amended, the Company received the $1.8 million milestone payment from Organon.
Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. For the year ended December 31, 2023, the transaction price was updated to $11.0 million.
The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company was responsible for regulatory interactions and for providing product supply on an interim basis until Organon assumed such responsibilities, which occurred in December 2023. Prior to that time, Organon purchased all of its product requirements of XACIATO from the Company at a transfer price equal to the Company's manufacturing costs plus a single-digit percentage markup.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of December 31, 2023, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at December 31, 2023 and 2022.
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
Strategic Agreements for Pipeline Development
Douglas License Agreement / The University of Manchester Stand-by Direct License Arrangement
In August 2023, the Company entered into a license agreement with Douglas Pharmaceuticals Limited, or Douglas, under which the Company acquired the exclusive rights to develop and commercialize a lopinavir and ritonavir combination soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia (CIN) and other HPV-related pathologies, and an agreement with The University of Manchester, pursuant to which The University of Manchester consented to Douglas' sublicense to the Company of certain rights it previously granted to Douglas and agreed to grant the Company a direct license to such rights if its license agreement with Douglas is terminated. Under the Company's agreement with Douglas, it received an exclusive, royalty-bearing license to research, develop and commercialize the licensed intellectual property in the United States for the treatment or prevention of all indications for women in female reproductive health. The Company is entitled to sublicense the rights granted to it under the agreement.
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of December 31, 2023, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of December 31, 2023, no payments have been made under this agreement.
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
Under the terms of the License Agreement, the Company paid clinical and regulatory development milestones of $300,000 in the aggregate to MilanaPharm, the final payment of which was made in 2021, and $500,000 in connection with the first commercial sale in the United States of XACIATO in the fourth quarter of 2023. Additionally, the Company may pay up to $250,000 upon the first commercial sale in the United States of successive licensed products for each vaginal or urological use. In addition, upon achievement of $50.0 million in cumulative worldwide net sales of licensed products the Company must pay MilanaPharm $1.0 million. MilanaPharm is also eligible to receive (a) a low double-digit percentage of all income received by the Company or its affiliates in connection with any sublicense granted to a third party for use outside of the United States, subject to certain exclusions, and (b) high single-digit to low double-digit royalties based on annual worldwide net sales of licensed products and processes.
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which has been paid as of December 31, 2023.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which has been paid as of December 31, 2023; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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
4.    PREPAID EXPENSES
Prepaid expenses consisted of the following:

	As of December 31,
	2023	2022
Prepaid clinical expense	$5,023,140	$5,702,657
Prepaid development expense	376,959	225,433
Prepaid insurance expense	472,922	502,981
Prepaid legal and professional expenses	245,251	234,917
Total prepaid expenses	$6,118,272	$6,665,988
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of December 31,
	2023	2022
Accrued clinical expense	$1,195,744	$6,665,443
Accrued compensation and benefits	805,412	1,720,501
Accrued development expense	547,490	2,102,310
Accrued royalties payable	6,504	—
Accrued legal and professional	—	239,348
Insurance financing payable	267,188	—
Other accruals	—	99,747
Accrued license fee expense	66,667	66,667
Total accrued expenses	$2,889,005	$10,894,016

6.    VENDOR CONCENTRATION
The Company had one major vendor that accounted for approximately 21% and 10% of the Company's research and development expenditures for the years ended December 31, 2023 and 2022, respectively. The same vendor also accounted for approximately 0% and 17% of the Company's total accounts payable and accrued expenses as of December 31, 2023 and 2022, respectively. The Company continues to maintain its relationship with this vendor and anticipates incurring significant expenses with this vendor over the next 12 months.
7.    INCOME TAXES
The components of loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$29,099	$28,391
Foreign	1,060	2,557
Loss before taxes	$30,159	$30,948
The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	0.84%	(2.96)%
State tax rate change	1.15%	(9.08)%
Permanent differences	(0.02)%	(0.02)%
Research and development credit	7.47%	6.84%
Stock compensation	(0.75)%	(0.57)%
Other	(3.04)%	(0.74)%
Change in valuation allowance	(26.65)%	(14.48)%
Effective income tax rate	—%	—%
The major components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are shown below (in thousands).

	2023	2022
Net operating loss carryforwards	$86,182	$81,761
Research and development credit carryforwards	10,868	8,833
Capitalized research and development costs	12,570	10,009
Other	41	1,468
Stock compensation	2,618	2,170
Total deferred tax assets	112,279	104,241
Valuation allowance	(112,279)	(104,241)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $112.3 million and $104.2 million was established at December 31, 2023 and 2022, respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

The increase in valuation allowance of approximately $8.0 million and $4.5 million for the years ending December 31, 2023 and 2022, respectively, is primarily related to an increase in net operating losses generated during the year.
The Company has U.S. federal net operating loss, or NOL, carryforwards available at December 31, 2023 of approximately $314.9 million of which $1.2 million begin expiring in 2024 unless previously utilized and $117.7 million that do not expire. The Company has state NOL carryforwards of $294.1 million that begin expiring in 2031 unless previously utilized. The Company has U.S. federal research credit carryforwards available at December 31, 2023 of approximately $10.4 million that begin expiring in 2027 unless previously utilized. The Company has state research credit carryforwards of $2.7 million of which $0.2 million begin expiring in 2024 unless previously utilized. These federal and state research and development credits are subject to a 20% reserve under FASB ASC 740. The difference between federal and state NOL carryforwards is primarily due to previously expired state NOL carryforwards.
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
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Beginning uncertain tax benefits	$2,316	$1,909
Current year - increases	$347	$427
Prior year - reductions	$(46)	$(20)
Ending uncertain tax benefits	$2,617	$2,316
Included in the balance of uncertain tax benefits at December 31, 2023 are $2.6 million of tax benefits that, if recognized, would result in a reduction of the gross deferred tax asset, offset fully by valuation allowance and have no net impact on the financial statements. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date.
The Company's policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
The tax years 2019 through 2023 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.
No additional provision has been made for U.S. income taxes related to undistributed foreign earnings of the Company’s wholly-owned Australian subsidiary or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are permanent in duration, or the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by the subsidiary or if the subsidiary is ultimately disposed. It is not practical to estimate the additional income taxes, if any, related to permanently reinvested earnings. There are no unremitted earnings as of December 31, 2023.

8.    STOCKHOLDERS’ EQUITY
Increase in Authorized Shares of Common Stock
In July 2022, following the approval of the Company's stockholders at its annual meeting of stockholders, the Company amended its restated certificate of incorporation to increase the Company's authorized shares of common stock to 240.0 million.
September 2023 Registered Direct Offering
In August 2023, the Company entered into a securities purchase agreement with an institutional investor and an investor affiliated with Douglas for the purchase and sale of 10,000,000 shares of the Company's common stock and warrants to purchase an aggregate of 10,000,000 shares of the Company's common stock in a registered direct offering priced at-the-market under Nasdaq rules. The offering closed on September 1, 2023. Each warrant is exercisable for one share of the Company's common stock. The terms of the warrants are further described below in this Note 8. The offering price was $0.70 per share of common stock and accompanying warrant. The aggregate gross proceeds to the Company from the offering were $7.0 million, and net proceeds were approximately $7.0 million. The offering was made pursuant to the Company's registration statement on Form S-3 (File No. 333-254862), filed with the SEC on March 30, 2021, and declared effective by the SEC on April 7, 2021, and a prospectus supplement thereunder.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agents. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, the prospectus supplement dated March 31, 2023 relating to the offering of up to $50.0 million of shares of the Company's common stock under the sales agreement, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement. During the year ended December 31, 2023, the Company sold 3,794,936 shares of common stock under this agreement and received aggregate gross proceeds of approximately $2.4 million and incurred sales agent commissions and fees of approximately $55,000.
October 2021 ATM Sales Agreement
In October 2021, the Company entered into a sales agreement with SVB Securities LLC (formerly known as SVB Leerink LLC) to sell shares of its common stock from time to time through an ATM equity offering program under which SVB Securities acted as the Company's agent. The Company sold no shares of its common stock under the agreement during year ended December 31, 2023. During the year ended December 31, 2022, the Company sold 751,040 shares of its common stock under the agreement for gross proceeds of approximately $1.3 million and incurred offering expenses of approximately $42,000. The Company terminated the agreement in March 2023.

Common Stock Warrants
December 2023 Warrants
In connection with the royalty interest financing agreement the Company entered into in December 2023, the Company issued a warrant to purchase up to an aggregate of 5,000,000 shares of the Company's common stock. The warrant has a term of five years from the date of issuance and an exercise price of $0.3467 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrant includes certain rights in favor of the holder upon a “fundamental transaction” as described in the warrant, including the right of the holder to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrant on the date of the consummation of such fundamental transaction.
The warrant was allocated a value of $0.8 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 85.91%; risk-free interest rate: 4.05%; expected dividend yield: 0%; and expected term: 5 years. The warrant was deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of December 31, 2023, no portion of the warrant has been exercised.
September 2023 Warrants
In connection with the registered direct offering completed in September 2023, the Company issued warrants to purchase up to an aggregate of 10,000,000 shares of the Company's common stock. The warrants became exercisable on March 1, 2024, expire March 1, 2029 and have an exercise price of $0.77 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrants include certain rights in favor of the holders upon a “fundamental transaction” as described in the warrants, including the right of the holders to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrants on the date of the consummation of such fundamental transaction.
The warrants were allocated a value of $2.9 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 87.77%; risk-free interest rate: 4.29%; expected dividend yield: 0%; and expected term: 5.5 years. The warrants were deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of December 31, 2023, none of the warrants have been exercised.
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

A summary of warrant activity during the years ended December 31, 2023 and 2022 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2021	1,381,015	$1.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding, December 31, 2022	1,381,015	$1.00	0.23	$—
Granted	15,000,000	0.63
Exercised	(1,353,515)	(0.96)
Forfeited or expired	(21,000)	(0.96)
Outstanding and exercisable, December 31, 2023	15,006,500	$0.63	5.11	$—
Common Stock
The authorized capital of the Company consists of 240,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. The issued and outstanding common stock of the Company consisted of 99,973,932 and 84,825,481 shares of common stock as of December 31, 2023 and 2022, respectively. There were no shares of preferred stock outstanding as of December 31, 2023 or 2022.
Common Stock Reserved for Future Issuance
The following table summarizes common stock reserved for future issuance at December 31, 2023:

Common stock reserved for issuance upon exercise of warrants outstanding	15,006,500
Common stock reserved for issuance upon exercise of options outstanding	9,463,556
Common stock reserved for future equity awards	6,725,579
Total	31,195,635

9.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017 and there was no stock-based compensation related to the ESPP for the years ended December 31, 2023 or December 31, 2022.
Amended and Restated 2014 Stock Incentive Plan
The Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan, provided for the grant of stock-based awards to employees, directors, consultants and advisors. There were 2,046,885 shares of common stock authorized for issuance under the Amended 2014 Plan when it was approved by the Company's stockholders in July 2018. The number of authorized shares increased annually on the first day of each fiscal year by the least of (i) 2,000,000, (ii) 4% of the number of outstanding shares of common stock on such date, or (iii) an amount determined by the Company’s board of directors. On January 1, 2022, the number of available shares increased by 2,000,000 to 2,201,855. As a result of the approval of the 2022 Plan (as defined below) by the Company's stockholders on June 23, 2022, no further awards have been or will be granted under the Amended 2014 Plan. Outstanding awards previously granted under the Amended 2014 Plan continue to remain outstanding in accordance with their terms.
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders on June 23, 2022, and became effective as of that date. The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
The number of shares of common stock authorized for issuance under the 2022 Plan is (a) 10,117,305; plus (b) up to 6,144,682 shares subject to awards granted under the Amended 2014 Plan or the 2007 Stock Incentive Plan that expire, terminate or are otherwise forfeited on or after June 23, 2022.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the years ended December 31, 2023 and 2022. The exercise price of all options granted during the years ended December 31, 2023 and 2022 was equal to the market value of the Company’s common stock on the date of grant. As of December 31, 2023, unamortized stock-based compensation expense of approximately $4.3 million will be amortized over the weighted average period of 2.1 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of December 31, 2023 was 6,725,579.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,717,602	$1.65
Granted	2,346,692	1.50
Exercised	(130,322)	0.96
Cancelled/forfeited	(321,418)	1.94
Expired	—	—
Outstanding at December 31, 2022	6,612,554	1.60
Granted	2,857,665	1.13
Exercised	—	—
Canceled/forfeited	(6,663)	1.17
Expired	—	—
Outstanding at December 31, 2023	9,463,556	$1.46	7.51	$—
Options exercisable at December 31, 2023	5,634,731	$1.51	6.78	$—
Options vested and expected to vest at December 31, 2023	9,463,556	$1.46	7.51	$—
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statements of operations is as follows:

	Years Ended December 31,
	2023	2022
Research and development	$823,148	$676,645
General and administrative	1,707,536	1,481,866
Total	$2,530,684	$2,158,511
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of board services during the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Expected life in years	6.0	6.0
Risk-free interest rate	3.56%	2.00%
Expected volatility	107%	121%
Dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.13	$1.30

10.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease for two years such that the term now expires on August 31, 2024.
MBI, a wholly-owned subsidiary the Company acquired in November 2019, leases general office and laboratory space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023. The extension of the lease in February 2022 resulted in an increase in operating lease liabilities and ROU assets of approximately $1.0 million. In September 2022, the landlord exercised its option to terminate the lease, resulting in the new lease term ending on December 31, 2023. The termination of the lease resulted in a reduction of operating lease liabilities and ROU assets of approximately $0.5 million and $0.5 million, respectively, and a $46,000 gain on the modification of the lease which was included as a reduction to research and development expense for the year ended December 31, 2022. MBI entered into a new lease for general office space and laboratory space in June 2023 that commenced on November 1, 2023 for three years, expiring on December 31, 2026, and resulted in an increase in operating lease liabilities and ROU assets of approximately $1.3 million.
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
The leases do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company uses an incremental borrowing rate consisting of the current prime rate plus 200 basis points for operating leases. The depreciable lives of operating leases and leasehold improvements are limited by the expected lease term.
At December 31, 2023, the Company reported operating lease ROU assets of approximately $1.3 million in other non-current assets, approximately $0.5 million in current portion of lease liabilities, and approximately $0.9 million in lease liabilities long-term in the consolidated balance sheets.
Total operating lease costs were approximately $0.6 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. At December 31, 2023, operating leases had a weighted average remaining lease term of 1.83 years and a weighted average interest rate of 10.27%.
At December 31, 2023, future minimum lease payments under the Company's operating leases are as follows:

Year ending December 31,
2024	$592,000
2025	513,000
2026	529,000
Total future minimum lease payments	1,634,000
Less: accreted interest	229,000
Total operating lease liabilities	$1,405,000

11.     SALE OF FUTURE ROYALTIES
On December 21, 2023, the Company entered into a royalty interest financing agreement, or the Royalty Agreement, with United in Endeavour, LLC, or United, under which United acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from United when the parties entered into the Royalty Agreement (the "Initial Investment"), and between January 1, 2024 and December 31, 2026, the Company may, in its sole discretion, elect to receive three additional payments (each a "Supplemental Investment") from United of up to an aggregate of $7.0 million, for a total of up to $12.0 million.
Under the Royalty Agreement, the Company agreed to make the following payments to United, until such time when United has received aggregate payments equaling a 12% internal rate of return (the “IRR”) on the Initial Investment and each Supplemental Investment, if any (the "Hard Cap"): (i) from December 21, 2023 through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the royalty payments generated and received by the Company on net sales of XACIATO by Organon have been deducted (the “Net Royalty Payments”), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from December 21, 2023 through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the milestone payments generated and received by the Company on net sales of XACIATO by Organon have been deducted. After December 31, 2029, the Company will be required to make certain additional payments to United to the extent United has not received payments equaling the Hard Cap by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if United has not received payments equaling the Hard Cap by December 31, 2035 and the Company has other sources of assets or income besides XACIATO sufficient to complete such payments, the Company has agreed to pay United quarterly payments evenly divided over a two-year term, such that United will have obtained the IRR, taking into account all other payments received by United from the Company under the Royalty Agreement. United’s right to receive payments will terminate when United has received the Hard Cap.
The Company evaluated the terms of the Royalty Agreement and concluded that the features of the Royalty Agreement were similar to those of a debt instrument. As a result, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the Initial Investment as a liability related to the sale of future royalties (“Royalty Obligation”) on the Company's 2023 consolidated balance sheet, which will be amortized under the effective interest method over the estimated term of the Royalty Agreement. If the Company elects to receive additional Supplemental Investments, such additional Supplemental Investments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining term of the Royalty Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue in the consolidated statements of operations as a reduction to the debt balance.
As royalties and milestone payments are received by the Company from Organon and the Company subsequently pays the amounts due to United in respect thereof in accordance with the Royalty Agreement, the Royalty Obligation will be effectively repaid during the term of the Royalty Agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future payments to United during the term of the Royalty Agreement.
At execution of the Royalty Agreement, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 22.48%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to United and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect XACIATO's commercial success, and therefore the amount and timing of the Company's payments to United, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, the capabilities of Organon and its commitment of sufficient resources to market, distribute and sell the product; timely and adequate commercial supply of the finished product and its components; perceived superiority of its cure rates compared to other available treatments; patient satisfaction and willingness to use it again and refer it to others; price pressure given the high level of generic treatments and changes in health care laws and regulations; adequate coverage, pricing and reimbursement from third-party payors; and approval of new entrants, including alternative, non-antibiotic treatment options. These factors could result in increases or decreases to both royalty revenues and interest expense.
Warrants
In connection with entering into the Royalty Agreement, the Company issued to United a warrant (the “Initial Royalty Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock. In addition, for every $1,000,000 of Supplemental Investment, the Company will issue a warrant to purchase 1,000,000 shares of common stock, for an aggregate of warrants to purchase up to 7,000,000 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Agreement Warrants”).
The Royalty Agreement Warrants are exercisable, in full or in part, at any time on or prior to the fifth anniversary of their issuance date at an exercise price of $0.3467 per share, subject to customary anti-dilution adjustments. The Royalty Agreement Warrants may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the Royalty Agreement Warrants, then in lieu of paying the exercise price in cash, the holders may elect to exercise on a cashless basis.
The Royalty Agreement Warrants were deemed to be equity classified warrants and recorded under additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 8) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

December 31, 2023
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	—
Non-cash interest expense associated with the sale of future royalties	24,289
Liability related to the sale of future royalties	$3,913,676
12.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In July 2023, the Company obtained financing for director and officer and other insurance premiums. The agreement for such financing assigns to the lender a first priority lien on and a security interest in the financed insurance policies and any additional premium required in the financed insurance policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed insurance policies and financed by the lender, (c) any credits generated by the financed insurance policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any financed insurance policy could become fully earned in the event of loss, the lender will be named a loss-payee with respect to such policy.
The total premiums, taxes and fees financed was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. The Company will make monthly installment payments on the financed amount through April 20, 2024. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. As of December 31, 2023, the Company's remaining obligation under the agreement was approximately $0.3 million.

CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. In accordance with the payment schedule under the CRADA, the Company has made aggregate payments of $5.0 million to NICHD, $3.5 million of which was paid in 2022. The Company's remaining obligation under the CRADA at December 31, 2023 is $0.5 million.
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
Employee Benefit – 401(k) Plan
The Company has a 401(k) retirement plan, or the 401(k) Plan, covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. The 401(k) Plan includes a Safe Harbor Plan that provides a Company match up to 4% of salary. The Company made matching contributions of approximately $213,000 and $200,000 during the years ended December 31, 2023 and 2022, respectively.
13.    GRANT AWARDS
NICHD Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from NICHD to support the development of several of its product candidates. NICHD issues notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
DARE-PTB1
In August 2020, the Company received a notice of award of a grant from NICHD to support the development of DARE-PTB1. The award of approximately $300,000 was to be used for what is referred to as the "Phase I" segment of the project outlined in the Company's grant application. The Phase I segment ended in July 2023. The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $1,000 and $20,000 for the year ended December 31, 2023 and 2022. The Company received aggregate reimbursements under the award of approximately $216,000 during the grant period which ended in July 2023. No further funds are available under this award for the Phase I segment.

In December 2023, the Company received a notice of award of approximately $2.0 million for the "Phase II" segment of the project. The Company recorded no credits to research and development expense for costs related to the NICHD award for the year ended December 31, 2023.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 is to be used to explore device insertion and removal in nonclinical studies.
The Company recorded credits to research and development expense of approximately $32,000 and $239,000 for costs related to the NICHD award for the year ended December 31, 2023 and 2022, respectively. The Company recorded receivables of approximately $0 and $33,000 for expenses incurred through such date that it believes is eligible for reimbursement under the grant at December 31, 2023 and 2022, respectively. The Company received aggregate reimbursements under the NICHD award of approximately $278,000 during the grant period, which ended in June 2023. No further funds are available under this award.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $134,000 and $116,000 for costs related to the NICHD award for the year ended December 31, 2023 and 2022. The Company received aggregate reimbursements under the NICHD award of approximately $249,000 during the grant period, which ended in September 2023. No further funds are available under this award.
DARE-PTB2
In July 2023, the Company received a notice of award of a grant from NICHD of approximately $385,000 to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds will support activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida, which are to occur over a 12-month period.
The Company recorded credits to research and development expense of approximately $100,000 for costs related to the NICHD award for the year ended December 31, 2023. The Company recorded a receivable of approximately $100,000 at December 31, 2023 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
Other Non-Dilutive Grant Funding
The Company has received funding to support the preclinical development of DARE-LARC1 and DARE-LBT under grant agreements it entered into with the Foundation in June 2021 and November 2022, respectively. The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than approximately 10% of such funds, which it may apply toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Funds received that have not been spent are recorded as cash and cash equivalents and as a deferred grant funding liability in the Company’s consolidated balance sheets. The deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Foundation's standard discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Foundation upon expiration or termination of the agreement.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to approximately $49.0 million to support the development of DARE-LARC1. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 through nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans.
As of December 31, 2023, the Company has received a cumulative total of approximately $28.4 million in non-dilutive funding under the agreement: approximately $11.5 million in 2021, approximately $12.4 million in 2022, and $4.5 million in 2023. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $8.7 million and $5.2 million for costs related to the Foundation award for the year ended December 31, 2023 and 2022. As of December 31, 2023, the Company recorded a deferred grant funding liability of approximately $13.5 million in the Company's consolidated balance sheets.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT over the period of November 11, 2022 to February 29, 2024. Under the agreement, the Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Any unspent funds are recorded as a deferred grant funding liability in the Company's consolidated balance sheets.
The Company received the full amount of the award in November 2022. The Company recorded credits to research and development expense of approximately $0.3 million and $12,000 for costs related to the Foundation award for the year ended December 31, 2023 and 2022. As of December 31, 2023, the Company has recorded approximately $246,000 of deferred grant funding in the Company's consolidated balance sheets.
14.    SUBSEQUENT EVENTS
Leased Property
On March 8, 2024, the Company entered into an amendment to extend the term of the lease for its corporate headquarters in San Diego, California for three years. The extended term begins September 1, 2024 and expires October 31, 2027.
2024 Biotherapeutic Product Grant Agreement
On January 17, 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to support the development of bacteria-based live biotherapeutic products designed to benefit women and newborns. The Company received the full amount of the award in January 2024. The Company will track and report eligible expenses incurred to the Foundation. Funds received but not yet spent will be recorded as cash and cash equivalents and as a deferred grant funding liability in the Company's consolidated balance sheets.
Related Party Transaction
On January 26, 2024, the Company entered into a consulting agreement with its former Chief Financial Officer, Lisa Walters-Hoffert, to assist in transition matters subsequent to her retirement. Pursuant to the agreement, for a nine month period commencing on January 26, 2024, the Company will pay Ms. Walters-Hoffert $31,667 per month and up to $500 per month for her health insurance premiums.
ATM Sales
During January 2024, the Company sold an aggregate of 607,968 shares of common stock under its ATM equity offering program and received aggregate gross proceeds of approximately $220,000 and incurred sales agent commissions and fees of approximately $5,000. For a discussion of the ATM program, see Note 8, Stockholders' Equity.