Form 10-Q
period 2024-03-31
Dare Bioscience, Inc.
filed 2024-05-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 13, 2024, 101,092,900 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•Termination by a collaborator of our respective out-license agreements for commercialization of XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO, and Ovaprene®, or, in the case of Ovaprene, a decision by the collaborator not to make the license grant fully effective following its review of the results of the ongoing pivotal clinical trial of Ovaprene;
•The timing and amount of future royalty, milestone or other payments to us, if any, under our out-license agreement for Ovaprene, and of upside-sharing milestone payments from XOMA under our traditional and synthetic royalty purchase agreements, if any;
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
•The timing and amount of our payment and other obligations under our in-license and acquisition agreements for XACIATO and our product candidates;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,630,603	$10,476,056
Other receivables	1,385,672	949,211
Prepaid expenses	4,814,082	6,118,272
Other current assets	152,204	—
Total current assets	9,982,561	17,543,539
Property and equipment, net	52,493	655,975
Deposits	762,432	1,163,477
Operating lease right-of-use assets	1,560,706	1,319,630
Other non-current assets	654,530	599,594
Total assets	$13,012,722	$21,282,215
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$4,040,509	$3,385,551
Accrued expenses	1,370,465	2,889,005
Royalties payable	7,674	—
Deferred grant funding	11,835,871	13,737,154
Current portion of lease liabilities	470,390	468,726
Total current liabilities	17,724,909	20,480,436
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	4,115,631	3,913,676
Lease liabilities long-term	1,171,592	935,743
Total liabilities	24,012,132	26,329,855
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 100,581,900 and 99,973,932 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10,058	9,997
Accumulated other comprehensive loss	(400,123)	(360,896)
Additional paid-in capital	167,382,042	166,539,290
Accumulated deficit	(177,991,387)	(171,236,031)
Total stockholders' equity (deficit)	(10,999,410)	(5,047,640)
Total liabilities and stockholders' equity (deficit)	$13,012,722	$21,282,215

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2024	2023
Revenue
Royalty revenue	$9,302	$—
Total revenue	9,302	—
Operating expenses
General and administrative	2,670,581	3,337,426
Research and development	3,328,520	5,020,223
Royalty expense	7,674	—
License fee expense	25,000	25,000
Total operating expenses	6,031,775	8,382,649
Loss from operations	(6,022,473)	(8,382,649)
Other income (expense)	(732,883)	340,148
Net loss	$(6,755,356)	$(8,042,501)
Foreign currency translation adjustments	(39,227)	(22,005)
Comprehensive loss	$(6,794,583)	$(8,064,506)
Loss per common share - basic and diluted	$(0.07)	$(0.09)
Weighted average number of shares outstanding:
Basic and diluted	100,514,272	85,517,540

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

Three Months Ended March 31, 2024
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	99,973,932	$9,997	$166,539,290	$(360,896)	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	627,700	—	—	627,700
Issuance of common stock	607,968	61	215,052	—	—	215,113
Net loss	—	—	—	—	(6,755,356)	(6,755,356)
Foreign currency translation adjustments	—	—	—	(39,227)	—	(39,227)
Balance at March 31, 2024	100,581,900	$10,058	$167,382,042	$(400,123)	$(177,991,387)	$(10,999,410)

Three Months Ended March 31, 2023
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	84,825,481	$8,482	$152,529,579	$(351,311)	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	624,621	—	—	624,621
Issuance of common stock from the exercise of warrants	1,353,515	136	1,299,239	—	—	1,299,375
Net loss	—	—	—	—	(8,042,501)	(8,042,501)
Foreign currency translation adjustments	—	—	—	(22,005)	—	(22,005)
Balance at March 31, 2023	86,178,996	$8,618	$154,453,439	$(373,316)	$(149,117,141)	$4,971,600
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(6,755,356)	$(8,042,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,778	9,508
Right of use asset - operating lease	117,239	89,940
Stock-based compensation	627,700	624,621
Disposal of property and equipment	600,000	—
Non-cash interest expense on liability related to sale of future royalties	85,432	—
Changes in operating assets and liabilities:
Accounts receivable	(67,644)	—
Other receivables	(368,817)	(695,548)
Prepaid expenses	1,304,190	(416,464)
Deposits	401,045	—
Other current assets	(152,204)	(201,385)
Other non-current assets	(54,936)	(166,545)
Operating lease liability	(120,802)	(95,846)
Accounts payable	654,958	667,661
Accrued expenses	(1,318,149)	(5,413,814)
Royalties payable	7,674	—
Interest payable	117,213	—
Deferred grant funding	(1,901,283)	(2,477,198)
Net cash used in operating activities	(6,812,962)	(16,117,571)
Cash flows from investing activities
Purchases of property and equipment	(7,296)	—
Net cash used in investing activities	(7,296)	—
Cash flows from financing activities
Net proceeds from issuance of common stock	215,113	—
Proceeds from the exercise of common stock warrants	—	1,299,375
Repayment of liability on sale of future royalties	(690)	—
Payments on note payable	(200,391)	—
Net cash provided by financing activities	14,032	1,299,375
Effect of exchange rate changes on cash and cash equivalents	(39,227)	(22,005)
Net change in cash and cash equivalents	(6,845,453)	(14,840,201)
Cash and cash equivalents, beginning of period	10,811,056	34,669,605
Cash and cash equivalents, end of period	$3,965,603	$19,829,404
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$3,630,603	19,744,404
Restricted cash included in other non-current assets	335,000	85,000
Total cash, cash equivalents and restricted cash	$3,965,603	$19,829,404

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$358,315	$—
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
The first U.S. Food and Drug Administration (FDA)-approved product to emerge from the Company's portfolio of women's health product candidates is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO. In March 2022, the Company entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO, which became fully effective in June 2022. Under the license agreement, Organon (and/or its affiliates, agents or sublicensees) is solely responsible for the marketing, distribution and sale of XACIATO in the United States (and outside the U.S. if approved in non-U.S. jurisdictions in the future). Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023 and, in January 2024, Organon announced that XACIATO was available nationwide.
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
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K.

Cash and Cash Equivalents
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of March 31, 2024, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's consolidated balance sheet.
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
As of March 31, 2024, the Company had an accumulated deficit of approximately $178.0 million, cash and cash equivalents of approximately $3.6 million, deferred grant funding liabilities under the Company's grant agreements related to DARE-LARC1, DARE-LBT and its bacteria-based live biotherapeutic product of approximately $11.8 million, and a working capital deficit of approximately $7.7 million. The Company's cash and cash equivalents at March 31, 2024 represented grant funds received under such agreements that may be applied solely toward direct costs for the development of DARE-LARC1, DARE-LBT and its bacteria-based live biotherapeutic product, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the three months ended March 31, 2024, the Company incurred a net loss of approximately $6.8 million and had negative cash flow from operations of approximately $6.8 million.
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
The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2023 10-K. Since the date on which the 2023 10-K was filed with the U.S. Securities and Exchange Commission, or the SEC, there have been no material changes to the Company’s significant accounting policies.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2024 and December 31, 2023. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of March 31, 2024 or December 31, 2023.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2024
Current assets:
Cash equivalents (1)	$1,434,234	$—	$—	$1,434,234
Balance at December 31, 2023
Current assets:
Cash equivalents (1)	$9,982,079	$—	$—	$9,982,079
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
Collaboration Revenues. The Company enters into collaboration and licensing agreements under which it out-licenses certain rights to its products or product candidates to third parties. The terms of these arrangements typically include payment of one or more of the following to the Company: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products. As of March 31, 2024, the Company has not recognized any collaboration revenues.

License Fee Revenue. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has recognized $12.8 million in license fee revenue, $10.0 million of which represents the upfront payment under its license agreement for XACIATO and $1.0 million of which represents the payment required by the first amendment to such license agreement entered into in July 2023.
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of March 31, 2024, the Company has recognized approximately $17,000 in royalty revenue.
Product Supply. Arrangements that include a promise for future supply of product for commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. The Company evaluates whether it is the principal or agent in the arrangement. The evaluation is based on the degree the Company controls the specified product at any time before transfer to the customer. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if the Company is in the capacity of an agent. The Company recognized approximately $205,000 in revenue, recorded in other income, along with $201,000 in other expense attributed to the cost of revenue associated with its product supply arrangement for XACIATO, in the Company's 2023 consolidated statement of operations and comprehensive loss. That arrangement was terminated effective December 14, 2023 and the Company will not recognize product supply revenue associated with that agreement in the future.

Milestones. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. Through March 31, 2024, the Company has recognized $1.8 million of milestone payment revenues, which was recognized in the fourth quarter of 2023.
Bayer License. In January 2020, the Company entered into a license agreement with Bayer HealthCare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. Upon execution of the agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (1) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (2) the termination of the agreement. As of March 31, 2024, neither of the foregoing had occurred. The $1.0 million payment is recorded as deferred license revenue in the Company's consolidated balance sheets at March 31, 2024 and December 31, 2023.
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
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. The transaction price was updated to $12.8 million as of March 31, 2024.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of March 31, 2024, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at March 31, 2024 and December 31, 2023.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2024, no payments had been made under the Douglas agreement.

Hennepin License Agreement
In August 2022, the Company entered into a license agreement with Hennepin Life Sciences LLC, or Hennepin, under which the Company acquired the exclusive global rights to develop and commercialize treatments delivering the novel antimicrobial glycerol monolaurate (GML) intravaginally for a variety of health conditions including bacterial, fungal, and viral infections. As a result of this license, the Company commenced its DARE-GML program. Under the agreement, the Company received an exclusive, worldwide, royalty-bearing license to research, develop and commercialize the licensed technology. The Company is entitled to sublicense the rights granted to it under the agreement.
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2024, no payments have been made under this agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which has been paid as of March 31, 2024.
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
Catalent JNP License Agreement
In April 2018, the Company entered into an exclusive license agreement with Catalent JNP, Inc., or Catalent, under which Catalent granted the Company (a) an exclusive, royalty-bearing worldwide license under certain patent rights, either owned by or exclusively licensed to Catalent, to make, have made, use, have used, sell, have sold, import and have imported products and processes, and (b) a non-exclusive, royalty-bearing worldwide license to use certain technological information owned by Catalent to make, have made, use, have used, sell, have sold, import and have imported products and processes. As a result of this license agreement, the Company commenced its DARE-HRT1, DARE-FRT1 and DARE-PTB1 programs. The Company is entitled to sublicense the rights granted to it under this agreement.

Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which has been paid as of March 31, 2024; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. Shares of the Company's common stock sold under the agreement will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, the prospectus supplement dated March 28, 2024 relating to the offering of up to $19.0 million of shares of the Company's common stock under the sales agreement, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement. During the three months ended March 31, 2024, the Company sold 607,968 shares of common stock under this agreement for gross proceeds of approximately $0.2 million.

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
The warrant was allocated a value of $0.8 million using a Black-Scholes option pricing model based on the relative fair value method. The Black-Scholes model used the following assumptions: expected volatility: 85.91%; risk-free interest rate: 4.05%; expected dividend yield: 0%; and expected term: 5 years. The warrant was deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of March 31, 2024, no portion of the warrant has been exercised.
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
The warrants were allocated a value of $2.9 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 87.77%; risk-free interest rate: 4.29%; expected dividend yield: 0%; and expected term: 5.5 years. The warrants were deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of March 31, 2024, none of the warrants have been exercised.
February 2018 Warrants
In connection with an underwritten public offering in February 2018, the Company issued to the investors in that offering, warrants exercisable through February 2023 with an initial exercise price of $3.00 per share. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the grant date. The warrants included a price-based anti-dilution provision, which resulted in automatic reductions to the exercise price of the warrants in April 2019 and July 2020 to $0.98 per share and to $0.96 per share, respectively. In January 2023, February 2018 warrants to purchase 1,353,515 shares of common stock were exercised for gross proceeds of approximately $1.3 million and the remaining unexercised February 2018 warrants expired on February 15, 2023.
Summary of Warrant Activity
A summary of warrant activity during the three months ended March 31, 2024 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2023,	15,006,500	$0.63	5.11	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable March 31, 2024,	15,006,500	$0.63	4.92	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2024 or March 31, 2023.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the three months ended March 31, 2024. The exercise price of all options granted during the three months ended March 31, 2024 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2024, unamortized stock-based compensation expense of approximately $4.5 million will be amortized over a weighted average period of 2.26 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of March 31, 2024 was 4,312,422 .

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	9,463,556	$1.46
Granted	2,414,536	0.46
Exercised	—
Cancelled/forfeited	(1,379)	105.90
Expired	—
Outstanding at March 31, 2024	11,876,713	$1.24
Exercisable at March 31, 2024	6,039,532	$1.49
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$206,602	$200,301
General and administrative	$421,098	$424,320
Total	$627,700	$624,621
6.     LEASED PROPERTIES
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease through August 31, 2024. On March 8, 2024, the Company entered into another amendment to extend the term of the lease for three years such that the term now expires on October 31, 2027, and resulted in additional operating lease liabilities and ROU assets of approximately $0.4 million in March 2024.
MBI, a wholly owned subsidiary the Company acquired in November 2019, leased general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023, which right was exercised by the landlord in September 2022. MBI entered into a new lease for general office space and laboratory space in June 2023 that commenced on November 1, 2023 for three years, expiring on December 31, 2026, and resulted in an increase in operating lease liabilities and ROU assets of approximately $1.3 million in November 2023.
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
At March 31, 2024, the Company reported operating lease ROU assets of approximately $1.6 million in operating lease ROU assets in the condensed consolidated balance sheets.
Total operating lease costs were approximately $200,000 and $139,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $159,000 and $105,000 for the three months ended March 31, 2024 and March 31, 2023, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. At March 31, 2024, operating leases had a weighted average remaining lease term of 3.17 years and a weighted average interest rate of 10.50%.
As of March 31, 2024, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2024	$456,000
2025	660,000
2026	680,000
2027	130,000
Total future minimum lease payments	1,926,000
Less: accreted interest	284,000
Total operating lease liabilities	$1,642,000
7.    SALE OF FUTURE ROYALTIES
On December 21, 2023, the Company entered into a royalty interest financing agreement, or the Royalty Interest Agreement, with United in Endeavour, LLC, or UiE, under which UiE acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from UiE when the parties entered into the Royalty Interest Agreement (the "Initial Investment"), and between January 1, 2024 and December 31, 2026, the Company may, in its sole discretion, elect to receive three additional payments (each a "Supplemental Investment") from UiE of up to an aggregate of $7.0 million, for a total of up to $12.0 million.

Under the Royalty Interest Agreement, the Company agreed to make the following payments to UiE, until such time when UiE has received aggregate payments equaling a 12% internal rate of return (the “IRR”) on the Initial Investment and each Supplemental Investment, if any (the "Hard Cap"): (i) from December 21, 2023 through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the royalty payments generated and received by the Company on net sales of XACIATO by Organon have been deducted (the “Net Royalty Payments”), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from December 21, 2023 through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the milestone payments generated and received by the Company on net sales of XACIATO by Organon have been deducted. After December 31, 2029, the Company will be required to make certain additional payments to UiE to the extent UiE has not received payments equaling the Hard Cap by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if UiE has not received payments equaling the Hard Cap by December 31, 2035 and the Company has other sources of assets or income besides XACIATO sufficient to complete such payments, the Company has agreed to pay UiE quarterly payments evenly divided over a two-year term, such that UiE will have obtained the IRR, taking into account all other payments received by UiE from the Company under the Royalty Interest Agreement. UiE’s right to receive payments will terminate when UiE has received the Hard Cap.
The Company evaluated the terms of the Royalty Interest Agreement and concluded that the features of the Royalty Interest Agreement were similar to those of a debt instrument. As a result, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the Initial Investment as a liability related to the sale of future royalties (“Royalty Obligation”) on the Company's 2023 consolidated balance sheet, which will be amortized under the effective interest method over the estimated term of the Royalty Interest Agreement. If the Company elects to receive additional Supplemental Investments, such additional Supplemental Investments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining term of the Royalty Interest Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue in the consolidated statements of operations as a reduction to the debt balance.
As royalties and milestone payments are received by the Company from Organon and the Company subsequently pays the amounts due to UiE in respect thereof in accordance with the Royalty Interest Agreement, the Royalty Obligation will be effectively repaid during the term of the Royalty Interest Agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future payments to UiE during the term of the Royalty Interest Agreement.
At execution of the Royalty Interest Agreement, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 22.48%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated amounts due and payable to UiE and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect XACIATO's commercial success, and therefore the amount and timing of the Company's payments to UiE, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, the capabilities of Organon and its commitment of sufficient resources to market, distribute and sell the product; timely and adequate commercial supply of the finished product and its components; perceived superiority of its cure rates compared to other available treatments; patient satisfaction and willingness to use it again and refer it to others; price pressure given the high level of generic treatments and changes in health care laws and regulations; adequate coverage, pricing and reimbursement from third-party payors; and approval of new entrants, including alternative, non-antibiotic treatment options. These factors could result in increases or decreases to both royalty revenues and interest expense.
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 5,000,000 shares of the Company’s common stock. In addition, for every $1,000,000 of Supplemental Investment, the Company will issue a warrant to purchase 1,000,000 shares of common stock, for an aggregate of warrants to purchase up to 7,000,000 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”).

The Royalty Interest Agreement Warrants are exercisable, in full or in part, at any time on or prior to the fifth anniversary of their issuance date at an exercise price of $0.3467 per share, subject to customary anti-dilution adjustments. The Royalty Interest Agreement Warrants may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the Royalty Interest Agreement Warrants, then in lieu of paying the exercise price in cash, the holders may elect to exercise on a cashless basis.
The Royalty Interest Agreement Warrants were deemed to be equity classified warrants and recorded under additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 4) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

March 31, 2024
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(690)
Non-cash interest expense and interest payable associated with the sale of future royalties	226,934
Liability related to the sale of future royalties	$4,115,631
8.    COMMITMENTS AND CONTINGENCIES
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
The total premiums, taxes and fees financed was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. The Company will make monthly installment payments on the financed amount through April 20, 2024. The financed amount, or note payable, is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. As of March 31, 2024, the Company's remaining obligation under the agreement was approximately $67,000.

CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. The Company has made aggregate payments of $5.0 million to NICHD, all of which was paid before January 1, 2023. The Company's remaining obligation under the CRADA at March 31, 2024 was $0.5 million.

9.    GRANT AWARDS
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
In December 2023, the Company received a notice of award of approximately $2.0 million for the "Phase II" segment of the project. The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $112,000 during the three months ended March 31, 2024. At March 31, 2024, the Company recorded a receivable of approximately $45,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 was to be used to explore device insertion and removal in nonclinical studies.
The Company recorded credits to research and development expense of approximately $32,000 for costs related to the NICHD award during the three months ended March 31, 2023. The Company received aggregate reimbursements under the NICHD award of approximately $278,000 during the grant period, which ended in June 2023. No further funds are available under this award.
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
The Company recorded credits to research and development expense of approximately $126,000 for costs related to the NICHD award for the three months ended March 31, 2024. The Company recorded a receivable of approximately $118,000 and $100,000 at March 31, 2024 and December 31, 2023, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under the grant.

Other Non-Dilutive Grant Funding
As described below, the Company has received funding under grant agreements it entered into with the Bill & Melinda Gates Foundation, or the Foundation, in June 2021, November 2022, and January 2024. The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than approximately 5%-15% of such funds, which it may apply toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Funds received that have not been spent are recorded as cash and cash equivalents and as a deferred grant funding liability in the Company’s consolidated balance sheets. The deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Foundation's standard discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Foundation upon expiration or termination of the agreement.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to $49.0 million to support the development of DARE-LARC1. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof of principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans.
As of March 31, 2024, the Company has received a cumulative total of approximately $28.4 million in non-dilutive funding under the agreement: approximately $11.5 million in 2021, approximately $12.4 million in 2022, and $4.5 million in 2023. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $2.3 million and $2.5 million for costs related to this award for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has recorded approximately $11.2 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT over the period of November 11, 2022 to February 29, 2024.
The Company received the full amount of the award in November 2022. The Company recorded credits to research and development expense of approximately $235,000 and $21,000 for costs related to this award for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has recorded approximately $11,000 of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024.
The Company recorded credits to research and development expense of approximately $133,000 for costs related to this award for the three months ended March 31, 2024. As of March 31, 2024, the Company has recorded approximately $0.6 million of deferred grant funding liability in the Company's condensed consolidated balance sheets.

10.    NET LOSS PER SHARE
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
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2024	2023
Stock options	11,876,713	9,110,219
Warrants	15,006,500	6,500
Total	26,883,213	9,116,719

11.    SUBSEQUENT EVENTS
Strategic Royalty Financing
On April 29, 2024, the Company entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement (together, the “Royalty Purchase Agreements”) with XOMA (US) LLC (“XOMA”) pursuant to which XOMA paid $22.0 million to the Company. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to the Company, the “Contingent Purchase Price Payments”).
Under the Royalty Purchase Agreements, the Company sold, assigned, transferred and conveyed its right, title and interest in and to the following to XOMA:
(a) 100% of the royalties and potential milestone payments the Company would otherwise have the right to receive from and after April 1, 2024 under the Company's exclusive license agreement with Organon, based on net sales of XACIATO, net of (i) all royalty and milestone payments due and payable and actually paid by or on behalf of the Company under its exclusive license agreement with third-party licensors TriLogic and MilanaPharm, and (ii) all payments due and payable and actually paid by or on behalf of the Company under the Royalty Interest Agreement between the Company and UiE (such net amount, the “Purchased Receivables”);
(b) 25% of the potential future $20.0 million payment that the Company would otherwise have the right to receive under the Company's license agreement with Bayer, if Bayer, in its sole discretion, elects to make the license granted thereunder effective following completion of the pivotal clinical trial of Ovaprene; and
(c) a synthetic royalty of 4.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of the Company's investigational product Ovaprene, and 2.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of the Company's investigational product Sildenafil Cream, 3.6%; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent Purchase Price Payments made to the Company, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (such amounts described in the foregoing clauses (b) and (c), collectively, the “Revenue Participation Right”).

Pursuant to the traditional royalty purchase agreement, XOMA, at its sole cost and discretion, may repay in full and retire all of the Company's payment obligations to UiE under the Royalty Interest Agreement. If XOMA does so, no further amounts in respect of the Royalty Interest Agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the traditional royalty purchase agreement. As of April 29, 2024, the Company cannot elect to receive any additional funding from UiE under the Royalty Interest Agreement without XOMA’s prior written consent.
Receipt of Payment Under 2021 DARE-LARC1 Grant Agreement
In April 2024, the Company received $1.0 million from the Foundation under the agreement the Company entered into with the Foundation in June 2021 to support the development of DARE-LARC1 (see Note 9).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 10-K, filed with the Securities and Exchange Commission, or SEC, on March 30, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2023 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
The first FDA-approved product to emerge from our portfolio of women's health product candidates is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). We achieved FDA approval of XACIATO three years after acquiring rights to the program. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In March 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. In accordance with the license agreement, as amended, we are no longer working on the development, manufacture or commercialization of XACIATO. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023 and, in January 2024, Organon announced that XACIATO was available nationwide.
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
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of vulvar and vaginal atrophy associated with menopause; and
•DARE-HPV/CIN, a proprietary, fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia (CIN) and other human papillomavirus (HPV)-related pathologies.
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
The product candidates and potential product candidates in our portfolio will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed or sold. See below and ITEM 1. "BUSINESS," in Part I of our 2023 10-K for additional information regarding our product candidates.
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. Until we secure additional capital to fund our operating needs, we will focus our resources primarily on advancement of Ovaprene and Sildenafil Cream. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 program, but we also expect such expenses will be supported by non-dilutive funding provided under a grant agreement we entered into in June 2021 through at least 2026.

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
Ovaprene® Program Update
In December 2023, we announced commencement of the multi-center, single arm, non-comparative, pivotal Phase 3 clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The study aims to enroll sufficient participants across approximately 20 study sites in the U.S. to have approximately 250 participants complete approximately 12 months (13 menstrual cycles) of use. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. Before commencing the study, we worked with our collaborators at the National Institutes of Health, or NIH, and at Bayer to review and implement study design considerations provided by the FDA with its Investigational Device Exemption, or IDE, approval letter, which we believe will further position the Phase 3 study to collect safety and effectiveness data to enable the preparation of, and to support the submission of, a PMA application for Ovaprene. The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health. If successful, we expect the study to support a premarket approval application to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.
The Phase 3 study is being conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, $5.0 million of which has been paid. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. We expect to make the remaining $0.5 million payment to NICHD in the third quarter of 2024. Depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be future costs associated with the study that are not reflected in the current budget under the CRADA. We and NICHD are in discussions regarding the CRADA, which may include discussing a mechanism to potentially provide for additional future payments by us in support of the Phase 3 study.

Sildenafil Cream, 3.6% Program Update
In 2023 we completed our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, or Sildenafil Cream, in premenopausal women with FSAD and, in January 2024, we announced the successful completion of an end-of-Phase 2 meeting with the FDA. We and the FDA aligned on key elements of the Phase 3 program to support a new drug application, or NDA, filing, including confirming that FSAD is acceptable as an indication, the clinical trials can be conducted in a premenopausal FSAD-only population, and 12-weeks of blinded treatment to assess efficacy may be acceptable, provided that the trials are adequately powered for efficacy assessment. This is a shorter period of blinded treatment than the 24 weeks recommended in the FDA's 2016 draft guidance for industry on developing drugs for the treatment of low sexual interest, desire and/or arousal in women. Within the second quarter of 2024, we expect additional feedback from the FDA on our proposed primary and secondary patient reported outcome endpoints for the Phase 3 pivotal trials of Sildenafil Cream, as well as additional information on data that may be needed in an NDA submission to appropriately qualify any ingredient (other than sildenafil) for the vaginal route of administration. We have also requested clarification on the safety database (size and duration exposure) that the FDA will require for an NDA submission. Two successful Phase 3 clinical studies of Sildenafil Cream will be required to support an NDA for Sildenafil Cream for the treatment of FSAD. We anticipate that each of our Phase 3 studies of Sildenafil Cream will cost approximately $15.0 million.
Other Development Program Updates
We continue to work on the development of our other clinical and preclinical-stage programs, including conducting activities necessary to enable submission of an investigational new drug, or IND, application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1, activities in preparation for a Phase 2 randomized, double-blinded, placebo-controlled, dose-finding clinical study of DARE-VVA1 based on our FDA-cleared IND relating to DARE-VVA1 and the anticipated study, and limited activities to support an IND submission to the FDA to enable Phase 2 clinical development of DARE-HPV/CIN in the United States. We do not plan to commence the Phase 3 study of DARE-HRT1 or a Phase 2 study of DARE-VVA1 or DARE-HPV/CIN until after we secure additional capital. See ITEM 1. "BUSINESS," in Part I of our 2023 10-K for additional information regarding our clinical and preclinical-stage programs.
Royalty Monetization
Traditional and Synthetic Royalty Purchase Agreements with XOMA
On April 29, 2024, we entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (US) LLC, or XOMA (which, together, we refer to as the Royalty Purchase Agreements), and XOMA paid $22.0 million to us. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million (which we refer to as the Revenue Sharing Threshold), XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to us we refer to as the Contingent Purchase Price Payments).
Under the Agreements, we sold, assigned, transferred and conveyed our right, title and interest in and to the following to XOMA:
(a) 100% of the royalties and potential milestone payments we would otherwise have the right to receive from and after April 1, 2024 under our exclusive license agreement with Organon, based on net sales of XACIATO, net of (i) all royalty and milestone payments due and payable and actually paid by or on behalf of us under our exclusive license agreement with third-party licensors TriLogic Pharma, LLC and MilanaPharm LLC, and (ii) all payments due and payable and actually paid by or on behalf of us under our royalty interest financing agreement with United in Endeavour, LLC, or UiE, (such net amount we refer to as the Purchased Receivables);
(b) 25% of the potential future $20.0 million payment that we would otherwise have the right to receive under our license agreement with Bayer HealthCare LLC, or Bayer, relating to Ovaprene, if Bayer, in its sole discretion, elects to make the license granted thereunder effective following completion of the pivotal clinical trial of Ovaprene; and

(c) a synthetic royalty of 4.0% of our, our affiliates’ and our sublicensees’ future net sales of Ovaprene, and 2.0% of our, our affiliates’ and our sublicensees’ future net sales of Sildenafil Cream; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent Purchase Price Payments made to us, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (such amounts described in the foregoing clauses (b) and (c) we collectively refer to as the Revenue Participation Right).
Pursuant to the traditional royalty purchase agreement, XOMA, at its sole cost and discretion, may repay in full and retire all of our payment obligations to UiE under our royalty interest financing agreement with UiE. If XOMA does so, no further amounts in respect of that agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the traditional royalty purchase agreement. As of April 29, 2024, we cannot elect to receive any additional funding from UiE under our royalty interest financing agreement with UiE without XOMA’s prior written consent.
In connection with the synthetic royalty purchase agreement, we granted to XOMA a security interest in certain product assets related to Ovaprene and Sildenafil Cream.
The Royalty Purchase Agreements contain certain representations and warranties regarding our rights and obligations with respect to our license agreement with Organon, our license agreement with Bayer and our in-license agreements relating to XACIATO, Ovaprene and Sildenafil Cream, as well as customary representations and warranties for a transaction of this nature. The Royalty Purchase Agreements also contain customary covenants for a transaction of this nature, including covenants that limit or restrict our ability to incur indebtedness or liens related to the Purchased Receivables, the Revenue Participation Right, and certain product assets related to Ovaprene and Sildenafil Cream (except pursuant to a suitable intercreditor agreement). The Royalty Purchase Agreements do not restrict our ability to out-license any of our products or product candidates.
Royalty Interest Financing Agreement with UiE
In December 2023, we entered into a royalty interest financing agreement with UiE pursuant to which we sold an interest in the royalty and milestone payments we receive from Organon in respect of net sales of XACIATO. On the effective date of the agreement, we received a payment of $5.0 million from UiE. Until December 31, 2026, in accordance with the terms of the royalty interest financing agreement, we are entitled to elect to receive three additional payments from UiE of up to an aggregate of $7.0 million. See ITEM 1. "BUSINESS- Royalty Interest Financing Agreement," in Part I of our 2023 10-K and Note 7, Sale of Future Royalties, to our condensed consolidated financial statements contained in this report for additional information. As discussed above, as of April 29, 2024, under the terms of our traditional royalty purchase agreement with XOMA, we cannot elect to receive any additional funding from UiE under the royalty interest financing agreement without XOMA’s prior written consent.

Recent Events
Strategic Royalty Financing
As discussed above, in April 2024, we entered into the Royalty Purchase Agreements with XOMA and XOMA paid $22.0 million to us. In addition, we are entitled to Contingent Purchase Price Payments if the Revenue Sharing Threshold is achieved. See “Royalty Monetization—Traditional and Synthetic Royalty Purchase Agreements with XOMA,” above.
Receipt of Grant Funding Installment to Support DARE-LARC1
In April 2024, we received a payment of $1.0 million as the latest installment under a grant to advance the development of our investigational contraceptive DARE-LARC1 in nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans. Under the terms of the grant agreement, we may receive a total of up to approximately $49.0 million to support nonclinical development of DARE-LARC1. As of the date of this report, we had received a cumulative total of approximately $29.4 million of such total potential amount under the grant agreement. Additional payments are conditioned on the program meeting specified development and reporting milestones. See Note 9, Grant Awards- Other Non-Dilutive Grant Funding- 2021 DARE-LARC1 Grant Agreement, to our condensed consolidated financial statements contained in this report for additional information regarding the grant agreement.
Noncompliance with Nasdaq’s Minimum Bid Price Requirement
In January 2024, we received a letter from the Listing Qualifications Department, or the Nasdaq Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that because we had not timely regained compliance with the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement, our common stock was subject to delisting from The Nasdaq Capital Market unless we timely requested a hearing before the Nasdaq Hearings Panel, or the Panel, to appeal the Nasdaq Staff’s delisting determination. We submitted a timely request for a hearing before the Panel, which stayed the suspension and delisting of our common stock pending the decision of the Panel and the expiration of any extension period granted by the Panel.
In February 2024, the Panel notified us that, based on its review of the written record, which included our commitment to effect a reverse stock split if necessary to regain compliance with the Minimum Bid Price Requirement, it determined to grant us a temporary exception until July 15, 2024, or the Exception Period, to regain compliance with the Minimum Bid Price Requirement. The Panel granted the temporary exception subject to us obtaining board of directors and stockholder approval for and effecting the reverse stock split on or before specified dates that would enable us to demonstrate compliance with the Minimum Bid Price Requirement by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions on or before July 15, 2024. The Panel advised us that, during the Exception Period, we must provide Nasdaq with prompt notification of any significant events that may affect our compliance with Nasdaq listing requirements, including any event that may call into question our ability to meet the terms of the temporary exception. The Panel also advised us that should we fail to meet any of the terms of the temporary exception, our common stock will immediately be delisted. In April 2024, we filed with the SEC our definitive proxy statement relating to our 2024 annual meeting of stockholders, to be held on June 5, 2024, which includes, as Proposal 4, a reverse stock split proposal to be voted upon by our stockholders at the 2024 annual meeting.
Receipt of Grant to Support Biotherapeutic Product Development
In January 2024, we entered into a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, pursuant to which we received $750,000 in grant funding to gather and analyze data on the global bacterial biologic supply chain to help the Foundation identify potential contract manufacturing organization partners for manufacturing clinical and commercial supplies of bacteria-based biotherapeutic products. See Note 9, Grant Awards- Other Non-Dilutive Grant Funding- 2024 Biotherapeutic Product Grant Agreement, to our condensed consolidated financial statements contained in this report for additional information.

Financial Overview
Revenue
To date we have generated approximately $12.8 million in revenue, all from payments received under our license agreement with Organon to commercialize XACIATO. In the future, we may generate revenue from license fees, milestone payments, and research and development payments in connection with strategic collaborations, as well as product sales of future products, if any. Our ability to generate such revenue will depend on the extent to which clinical development of our product candidates is successful and we or a strategic collaborator receive regulatory approvals to market such product candidates, as well as the eventual commercial success of the approved products. If we fail to complete the development of our product candidates in a timely manner, or to receive regulatory approval for such product candidates, our ability to generate future revenue and our results of operations would be materially adversely affected.
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
Until the first commercial sale of XACIATO, we recognized contract manufacturing expenses associated with producing commercial supplies of XACIATO and costs of regulatory affairs activities related to XACIATO as research and development expenses. Following the first commercial sale of XACIATO, and during the interim period when we were the NDA holder of XACIATO and provided commercial supplies of XACIATO to Organon, those expenses were recognized as general and administrative expenses.
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

We receive funding through grants that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants, we recognize grant funding in the statements of operations as a reduction to research and development expenses (contra-research and development expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained in our 2023 10-K and Note 9, Grant Awards, to our condensed consolidated financial statements contained in this report. For the three months ended March 31, 2024 and 2023, we recognized contra-research and development expense of approximately $2.9 million and $2.6 million, respectively.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, that we prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our accompanying condensed consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K.

Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues:
Royalty revenue	$9,302	$—	$9,302	—%
Total revenue	9,302	—	9,302	—%
Operating expenses:
General and administrative	2,670,581	3,337,426	(666,845)	(20)%
Research and development	3,328,520	5,020,223	(1,691,703)	(34)%
Royalty expense	7,674	—	7,674	—%
License fee expenses	25,000	25,000	—	—%
Total operating expenses	6,031,775	8,382,649	(2,350,874)	(28)%
Loss from operations	(6,022,473)	(8,382,649)	2,360,176	(28)%
Other income	(732,883)	340,148	(1,073,031)	(315)%
Net loss	$(6,755,356)	$(8,042,501)	$1,287,145	(16)%
Other comprehensive loss:
Foreign currency translation adjustments	(39,227)	(22,005)	(17,222)	78%
Comprehensive loss	$(6,794,583)	$(8,064,506)	$1,269,923	(16)%

Revenues
Revenues for the three months ended March 31, 2024 related to our license agreement with Organon to commercialize XACIATO. We did not recognize any revenue for the three months ended March 31, 2023.
General and administrative expenses
The decrease of approximately $0.7 million in general and administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to decreases in (i) commercial-readiness expenses of approximately $0.3 million, (ii) general corporate overhead of approximately $0.3 million, (iii) and personnel costs of approximately $0.1 million. These decreases were partially offset by increased professional services expense of approximately $0.1 million.
Research and development expenses
The decrease of approximately $1.7 million in research and development expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to decreases in (i) costs related to development activities for Sildenafil Cream as a result of the completion of the Phase 2b RESPOND clinical study completed in June 2023 of approximately $1.9 million, (ii) costs related to development activities for our pre-clinical stage programs of approximately $0.8 million, (iii) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $0.6 million, (iv) costs related to development activities for our Phase 2-ready programs of approximately $0.1 million, and (v) personnel costs of approximately $0.1 million. These decreases were partially offset by increases in costs related to our ongoing pivotal Phase 3 clinical trial of Ovaprene and manufacturing and regulatory affairs activities of approximately $1.8 million.

Royalty expenses
Royalty expenses for the three months ended March 31, 2024 related to our license agreement with MilanaPharm and our royalty interest financing agreement with UiE.
License fee expenses
For each of the three months ended March 31, 2024 and March 31, 2023, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income
The decrease of $1.1 million in other income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a loss on the disposal of a fixed asset of $0.6 million and a decrease in interest earned on cash balances in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations and expect to incur significant losses from operations and negative cash flows from operations for the foreseeable future as we continue to develop and seek to bring to market our product candidates. At March 31, 2024, our accumulated deficit was approximately $178.0 million, our cash and cash equivalents were approximately $3.6 million, and our working capital deficit was approximately $7.7 million. We incurred a loss from operations of approximately $6.8 million and had negative cash flow from operations of approximately $6.8 million during the three months ended March 31, 2024. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Our cash and cash equivalents at March 31, 2024 represented funds received under our grant agreements related to DARE-LARC1 and bacteria-based live biotherapeutic product development, and such funds may be applied solely toward direct costs of such matters, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. For additional information about these grant agreements, see "—Deferred Grant Funding" and "—Grant Agreements," below.
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

We closely monitor our cash resources and we have implemented cost-savings measures, primarily by controlling our spend on research and development activities related to clinical-stage programs other than Ovaprene and Sildenafil Cream. Our research and development expenses for 2024, until we secure additional capital to fund our operating needs, will continue to be primarily associated with manufacturing activities in connection with our ongoing pivotal Phase 3 clinical study of Ovaprene and activities, including regulatory affairs activities, related to advancing Sildenafil Cream toward a Phase 3 clinical study. However, we plan to continue to advance preclinical development of DARE-LARC1, the costs of which are being supported by grant funding. Based on anticipated costs for two Phase 3 studies of Sildenafil Cream, we will need to raise significant additional capital to advance Sildenafil Cream through Phase 3 development. We currently anticipate our research and development expenses for 2024 will be considerably less than our research and development expenses for 2023.
Based on our current operating plan estimates, and taking into account the $22.0 million we received in April 2024 under the Royalty Purchase Agreements and the $1.0 million we received in April 2024 under the grant agreement related to DARE-LARC1, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty financing transactions.
We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity (including sales of our common stock in ATM offerings), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements. Many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, impacts of the wars in Ukraine and the Middle East, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we raise capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, we may be required to relinquish some or all of our rights to potential revenue or to intellectual property rights for our product candidates on terms that are not favorable to us.
If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. See the risk factor in Part I, Item 1A of our 2023 10-K titled, We will need to raise substantial additional capital to continue our operations and execute our business strategy, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all.

Deferred Grant Funding
We have received substantial funding under grant agreements related to DARE-LARC1 and DARE-LBT. Under these agreements, and under the agreement we received from the Foundation in January 2024 to fund activities related to bacteria-based live biotherapeutic product development, we generally receive grant funds before we incur the eligible expenses. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our consolidated balance sheets. Our deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. As of March 31, 2024, our deferred grant funding liability was approximately $11.8 million, which primarily consisted of unspent funds for the DARE-LARC1 program. For more information about these grant agreements, see "—Grant Agreements" below, Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding to our consolidated financial statements in our 2023 10-K, and Note 9, Grant Awards-Other Non-Dilutive Grant Funding to our condensed consolidated financial statements contained in this report.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(6,812,962)	$(16,117,571)
Net cash used in investing activities	(7,296)	—
Net cash provided by financing activities	14,032	1,299,375
Effect of exchange rate changes on cash and cash equivalents	(39,227)	(22,005)
Net decrease in cash and cash equivalents	$(6,845,453)	$(14,840,201)
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2024 included the net loss of $6.8 million, decreased by non-cash stock-based compensation expense of approximately $0.6 million. Components providing operating cash were a decrease in prepaid expenses of approximately $1.3 million, an increase in accounts payable of approximately $0.7 million, a decrease in deposits of approximately $0.4 million, and an increase in interest payable of approximately $0.1 million. Components reducing operating cash were a decrease in deferred grant funding of approximately $1.9 million, a decrease in accrued expenses of approximately $1.3 million, an increase in other receivables of approximately $0.4 million, an increase in other current assets of approximately $150,000, an increase in accounts receivable of approximately $68,000 and an increase in other non-current assets of approximately $55,000.
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
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2024 was approximately $7,300. No cash was used in investing activities for the three months ended March 31, 2023.

Net cash provided by financing activities
Cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of proceeds from the sales of our common stock under our ATM sales agreement of approximately $0.2 million offset by payments on the insurance financing note payable of approximately $0.2 million. Cash provided by financing activities for the three months ended March 31, 2023 consisted of approximately $1.3 million from sales of our common stock upon the exercise of warrants.
License and Royalty Agreements
We agreed to make royalty and milestone payments under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream and under other agreements related to our other clinical and preclinical candidates. During 2024, based on our current expectations regarding the development of our product candidates and sales of XACIATO, we expect to pay approximately $2.8 million in royalty and milestone payments under the license and development agreements. For further discussion of these potential payments, see Note 3 to our condensed consolidated financial statements contained in this report.
Grant Agreements
We have received substantial funding under grant agreements with the Foundation related to DARE-LARC1, DARE-LBT and activities related to bacteria-based live biotherapeutic product development. Grant funds under these agreements generally are received before we incur the eligible expenses. Unspent grant funds are recorded as deferred grant funding liability in our consolidated balance sheets and our deferred grant funding liability as of March 31, 2024 primarily consisted of unspent grant funds for the DARE-LARC1 program. For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding to our consolidated financial statements in our 2023 10-K, and Note 9, Grant Awards-Other Non-Dilutive Grant Funding to our condensed consolidated financial statements contained in this report.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2024 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2023 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Except as discussed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2023 10-K.

The Revenue Sharing Threshold may never be achieved and, as a result, we may not realize any future income based on sales of XACIATO.
We have sold our right, title and interest in 100% of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO, net of payments to upstream third-party licensors and UiE. Whether we receive any future income based on net sales of XACIATO will depend on whether the Revenue Sharing Threshold is reached, which may not occur. Whether the Revenue Sharing Threshold is reached will depend, in part, on Organon’s future commercial success with XACIATO, which is outside of our control, and the successful development and commercialization of Ovaprene and/or Sildenafil Cream, which are subject to significant risks and uncertainties, some of which are outside of our control, as discussed in Part I, Item 1A. Risk Factors of our 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the period from January 1, 2024 to March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Third Amended and Restated By-laws					X

10.1*	Consulting Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert, dated as of January 26, 2024					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: May 14, 2024	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 14, 2024	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)