Form 10-Q
period 2024-06-30
Dare Bioscience, Inc.
filed 2024-08-12
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 9, 2024, 8,546,361 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,414,992	$10,476,056
Other receivables	902,174	949,211
Prepaid expenses	3,512,289	6,118,272
Total current assets	20,829,455	17,543,539
Property and equipment, net	322,283	655,975
Deposits	480,107	1,163,477
Operating lease right-of-use assets	1,445,823	1,319,630
Other non-current assets	528,571	599,594
Total assets	$23,606,239	$21,282,215
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,909,760	$3,385,551
Accrued expenses	1,254,358	2,889,005
Deferred grant funding	10,937,663	13,737,154
Current portion of lease liabilities	488,152	468,726
Total current liabilities	14,589,933	20,480,436
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	4,308,117	3,913,676
Lease liabilities long-term	1,036,683	935,743
Total liabilities	20,934,733	26,329,855
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 8,546,361 and 8,331,161 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	854	833
Accumulated other comprehensive loss	(385,560)	(360,896)
Additional paid-in capital	168,136,943	166,548,454
Accumulated deficit	(165,080,731)	(171,236,031)
Total stockholders' equity (deficit)	2,671,506	(5,047,640)
Total liabilities and stockholders' equity (deficit)	$23,606,239	$21,282,215

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Royalty revenue	$22,438	$—	$31,740	$—
Total revenue	22,438	—	31,740	—
Operating expenses
General and administrative expenses	2,448,130	2,920,672	5,118,711	6,258,098
Research and development expenses	4,908,774	6,043,684	8,237,294	11,063,907
Royalty expenses	—	—	7,674	—
License fee expenses	25,000	25,000	50,000	50,000
Total operating expenses	7,381,904	8,989,356	13,413,679	17,372,005
Loss from operations	(7,359,466)	(8,989,356)	(13,381,939)	(17,372,005)
Other income (expense)
Sale of royalty and milestone rights, net	20,379,376	—	20,379,376	—
Other income (expense), net	(109,254)	227,124	(842,137)	567,272
Net income (loss)	$12,910,656	$(8,762,232)	$6,155,300	$(16,804,733)
Foreign currency translation adjustments	14,563	(31,151)	(24,664)	(53,156)
Comprehensive income (loss)	$12,925,219	$(8,793,383)	$6,130,636	$(16,857,889)
Income (loss) per common share:
Basic	$1.53	$(1.22)	$0.73	$(2.32)
Diluted	$1.52	$(1.22)	$0.72	$(2.32)
Weighted average number of shares outstanding:
Basic	8,411,242	7,200,260	8,456,270	7,248,011
Diluted	8,476,231	7,200,260	8,523,223	7,248,011

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Six Months Ended June 30, 2024
			Accumulated other	Additional		Total
	Common stock		comprehensive	paid-in	Accumulated	stockholders'
	Shares	Amount	loss	capital	deficit	equity (deficit)
Balance at December 31, 2023	8,331,161	$833	$(360,896)	$166,548,454	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	—	627,700	—	627,700
Issuance of common stock	50,664	5	—	215,108	—	215,113
Net loss	—	—	—	—	(6,755,356)	(6,755,356)
Foreign currency translation adjustments	—	—	(39,227)	—	—	(39,227)
Balance at March 31, 2024	8,381,825	$838	$(400,123)	$167,391,262	$(177,991,387)	$(10,999,410)
Stock-based compensation	—	—	—	562,719	—	562,719
Issuance of common stock	42,583	4	—	182,974	—	182,978
Reverse stock split adjustment	121,953	12	—	(12)	—	—
Net income	—	—	—	—	12,910,656	12,910,656
Foreign currency translation adjustments	—	—	14,563	—	—	14,563
Balance at June 30, 2024	8,546,361	$854	$(385,560)	$168,136,943	$(165,080,731)	$2,671,506

Six Months Ended June 30, 2023
			Accumulated other	Additional		Total
	Common stock		comprehensive	paid-in	Accumulated	stockholders'
	Shares	Amount	loss	capital	deficit	equity (deficit)
Balance at December 31, 2022	7,068,790	$707	$(351,311)	$152,537,355	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	—	624,621	—	624,621
Issuance of common stock from the exercise of warrants	112,793	11	—	1,299,364	—	1,299,375
Net loss	—	—	—	—	(8,042,501)	(8,042,501)
Foreign currency translation adjustments	—	—	(22,005)	—	—	(22,005)
Balance at March 31, 2023	7,181,583	$718	$(373,316)	$154,461,340	$(149,117,141)	$4,971,600
Stock-based compensation	—	—	$—	650,186	—	650,186
Issuance of common stock, net of issuance costs	37,883	4	—	452,191	—	452,195
Net loss	—	—	—	—	(8,762,232)	(8,762,232)
Foreign currency translation adjustments	—	—	(31,151)	—	—	(31,151)
Balance at June 30, 2023	7,219,466	$722	$(404,467)	$155,563,717	$(157,879,373)	$(2,719,402)
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$6,155,300	$(16,804,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	26,215	19,123
Right of use asset - operating lease	232,122	181,775
Stock-based compensation	1,190,418	1,274,807
Disposal of property and equipment	600,000	—
Non-cash royalty revenue related to sale of future royalties	(22,438)	—
Non-cash interest expense on liability related to sale of future royalties	170,864	—
Changes in operating assets and liabilities:
Accounts receivable	(27,979)	—
Other receivables	75,016	1,130,694
Prepaid expenses	2,605,983	(1,403,634)
Deposits	683,370	(3,939)
Other current assets	—	(272,100)
Other non-current assets	36,023	(40,995)
Operating lease liability	(237,949)	(193,586)
Accounts payable	(1,475,791)	4,513,162
Accrued expenses	(1,367,460)	(6,700,216)
Interest payable	247,520	—
Deferred grant funding	(2,799,491)	(4,609,482)
Deferred revenue - current	—	205,206
Net cash provided by (used in) operating activities	6,091,723	(22,703,918)
Cash flows from investing activities
Purchases of property and equipment	(292,522)	—
Net cash used in investing activities	(292,522)	—
Cash flows from financing activities
Net proceeds from issuance of common stock	398,091	452,195
Proceeds from the exercise of common stock warrants	—	1,299,375
Repayment of liability on sale of future royalties	(1,505)	—
Payments on note payable	(267,188)	—
Net cash provided by financing activities	129,398	1,751,570
Effect of exchange rate changes on cash and cash equivalents	(24,663)	(53,156)
Net change in cash and cash equivalents	5,903,936	(21,005,504)
Cash and cash equivalents, beginning of period	10,811,056	34,669,605
Cash and cash equivalents, end of period	$16,714,992	$13,664,101
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$16,414,992	13,329,101
Restricted cash included in other non-current assets	300,000	335,000
Total cash, cash equivalents and restricted cash	$16,714,992	$13,664,101
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$358,315	$—
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
Reclassifications
Certain reclassifications have been made to the Company’s prior year amounts to conform to the current year presentation.

Reverse Stock Split
The Company effected a 1-for-12 reverse split of its issued common stock on July 1, 2024. At the effective time of the reverse stock split, every 12 shares of the Company’s common stock was automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Stockholders who would have otherwise been entitled to receive a fractional share instead automatically had their fractional interests rounded up to the next whole share. The reverse stock split did not change the number of authorized shares or the par value per share of the Company’s common stock. See Note 12, Subsequent Events, for additional information regarding the reverse stock split.
All common stock share and per share data presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the impact of the reverse stock split for all periods presented, without giving effect to whole shares issued in lieu of fractional shares. In addition, proportionate adjustments were made in accordance with the applicable terms of outstanding stock options and warrants, the Company’s stock incentive plans and an existing agreement to the (a) per share exercise prices of, and the number of shares underlying, the Company’s outstanding stock options, (b) number of shares available for the grant of awards under the Company’s stock incentive plans, and (c) per share exercise prices of, and the number of shares underlying, outstanding warrants to purchase shares of the Company’s common stock and warrants potentially issuable by the Company in its sole discretion pursuant to an existing agreement.
Cash and Cash Equivalents
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of June 30, 2024, related to (i) a letter of credit established under a real property lease for the Company's wholly-owned subsidiary, Dare MB Inc., that serves as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's consolidated balance sheet.
Going Concern
The Company prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, net losses, and negative cash flows from operations and, although it reported net income and positive cash flow from operations for the six months ended June 30, 2024, the Company expects significant losses from operations, net losses and negative cash flows from operations for at least the next several years as it develops and seeks to bring to market its existing product candidates and to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
As of June 30, 2024, the Company had an accumulated deficit of approximately $165.1 million, cash and cash equivalents of approximately $16.4 million, deferred grant funding liabilities under the Company's grant agreements related to DARE-LARC1, DARE-LBT and its bacteria-based live biotherapeutic product of approximately $10.9 million, and working capital of approximately $6.2 million. The Company's cash and cash equivalents at June 30, 2024 includes grant funds received under such agreements that may be applied solely toward direct costs for the development of DARE-LARC1, DARE-LBT and its bacteria-based live biotherapeutic product, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the six months ended June 30, 2024, the Company incurred a loss from operations of approximately $13.4 million and reported net income of approximately $6.2 million and cash flow from operations of approximately $6.1 million. The Company's net income and cash flow from operations for the six months ended June 30, 2024 were positively impacted by the approximately $20.4 million of net proceeds the Company received from the sale in April 2024 of its rights to future royalty and milestone payments and revenue. See Note 8, Royalty Purchase Agreements.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2023 10-K. Since the date on which the 2023 10-K was filed with the U.S. Securities and Exchange Commission, or the SEC, there have been no material changes to the Company’s significant accounting policies except for as follows:
Sale of Future Payments
On April 29, 2024, the Company entered into and closed a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (US) LLC (“XOMA”) pursuant to which the Company sold its right, title and interest in the following to XOMA (i) all future net royalty and potential net milestone payments the Company would otherwise receive from Organon based on net sales of XACIATO, (ii) a portion of future net sales of Ovaprene and a portion of a potential future milestone payment the Company may receive under its license agreement with Bayer related to Ovaprene, and (iii) a portion of future net sales of Sildenafil Cream. The Company received $22.0 million from XOMA in connection with entering into the royalty purchase agreements. Under the terms of the royalty purchase agreements, if XOMA receives total payments under the royalty purchase agreements equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the royalty purchase agreements. If the Company earns any such payments, they will be accounted for as variable consideration under ASC 606, Revenue Recognition, and will be recorded as income when such payments are received. See Note 8, Royalty Purchase Agreements for additional information regarding the terms of the royalty purchase agreements.
The Company evaluated the expected cash flows to XOMA from royalties and milestone payments expected to be earned on XACIATO, Ovaprene and Sildenafil Cream over the period that the Company expects it will take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements, and determined to allocate the $22.0 million it received from XOMA in connection with entering into the royalty purchase agreements, net of transaction costs of approximately $1.6 million, to the traditional royalty purchase agreement for XACIATO, and none of it to the synthetic royalty purchase agreement for Ovaprene and Sildenafil Cream. The cash flows to XOMA from royalties and milestone payments expected to be earned on Ovaprene and Sildenafil Cream are expected to be de minimis over the period that the Company expects it will take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements because, unlike XACIATO, Ovaprene and Sildenafil Cream are still in development stage and not commercial assets.
The Company determined that the traditional royalty purchase agreement represents a complete sale of a nonfinancial asset (the Company's right, title and interest in and to future payments related to commercial sales of XACIATO) for which XOMA bears all benefit and for which the Company has no obligations or involvement going forward, and therefore should be accounted for within the scope of Accounting Standards Codification ("ASC") 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The $22.0 million net of transaction costs of approximately $1.6 million was recorded as other income on the Company's condensed consolidated statements of operations.

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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2024 and December 31, 2023. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of June 30, 2024 or December 31, 2023.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2024
Current assets:
Cash equivalents (1)	$16,070,561	$—	$—	$16,070,561
Balance at December 31, 2023
Current assets:
Cash equivalents (1)	$9,982,079	$—	$—	$9,982,079
(1) Represents cash held in money market funds.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is evaluating the disclosure impact of ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09 on its consolidated financial statements.
The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.
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
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. The transaction price was updated to $12.8 million as of June 30, 2024.
The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Refer to Note 8, Royalty Purchase Agreements, regarding the Company's sale to XOMA of all the Company's right, title and interest in and to, from and after April 1, 2024, all net royalty and potential net milestone payments from Organon based on net sales of XACIATO.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of June 30, 2024, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at June 30, 2024 and December 31, 2023.
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
Refer to Note 8, Royalty Purchase Agreements, regarding XOMA's rights to a portion of potential future payments from Bayer under the Company's license agreement with Bayer.
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
Strategic Agreements for Pipeline Development
Douglas License Agreement / The University of Manchester Stand-by Direct License Arrangement
In August 2023, the Company entered into a license agreement with Douglas Pharmaceuticals Limited, or Douglas, under which the Company acquired the exclusive rights to develop and commercialize a lopinavir and ritonavir combination soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia and other HPV-related pathologies, and an agreement with The University of Manchester, pursuant to which The University of Manchester consented to Douglas' sublicense to the Company of certain rights it previously granted to Douglas and agreed to grant the Company a direct license to such rights if its license agreement with Douglas is terminated. Under the Company's agreement with Douglas, it received an exclusive, royalty-bearing license to research, develop and commercialize the licensed intellectual property in the United States for the treatment or prevention of all indications for women in female reproductive health. As a result of this license, the Company commenced its DARE-HPV program. The Company is entitled to sublicense the rights granted to it under the agreement.

Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2024, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2024, no payments have been made under this agreement.
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
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement, the Company’s board of directors elected to pay a portion of these milestone payments in shares of the Company’s common stock, and in September 2021, the Company issued approximately 58,334 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.

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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which has been paid as of June 30, 2024.
Pear Tree Acquisition
In May 2018, the Company acquired Pear Tree Pharmaceuticals, Inc., or Pear Tree, to secure exclusive, sublicensable, worldwide rights under certain patents and know-how to develop and commercialize a proprietary formulation of tamoxifen for vaginal administration. This acquisition led to the Company's DARE-VVA1 program.
Under the terms of the merger agreement, the Company agreed to pay the former stockholders of Pear Tree: (a) up to $15.5 million in the aggregate upon achievement of certain clinical development and regulatory milestones by licensed products, and (b) up to $47.0 million in the aggregate upon achievement of certain commercial milestones by licensed products. Additionally, the former stockholders of Pear Tree are eligible to receive tiered royalties based on single-digit to low double-digit percentages of annual net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, and a portion of royalties the Company receives from sublicensees. Both the milestone and royalty payments may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the merger agreement. Under the merger agreement, in addition to customary royalty reductions and offsets, royalty payments and payments based on income received from sublicensees of licensed products made by the Company to Pear Tree's licensors are creditable against all royalty and sublicense revenue share payments payable to the former stockholders of Pear Tree. As of June 30, 2024, no payments have been made under this agreement.

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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which has been paid as of June 30, 2024; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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

SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of June 30, 2024, no payments have been made under this agreement.
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
4.    STOCKHOLDERS’ EQUITY
September 2023 Registered Direct Offering
In August 2023, the Company entered into a securities purchase agreement with an institutional investor and an investor affiliated with Douglas for the purchase and sale of 833,334 shares of the Company's common stock and warrants to purchase additional shares of the Company's common stock in a registered direct offering priced at-the-market under Nasdaq rules. The offering closed on September 1, 2023. Each warrant is exercisable for one share of the Company's common stock. The terms of the warrants are further described below in this Note 4. The offering price was $8.40 per share of common stock and accompanying warrant. The aggregate gross proceeds to the Company from the offering were $7.0 million, and net proceeds were approximately $7.0 million. The offering was made pursuant to the Company's registration statement on Form S-3 (File No. 333-254862), filed with the SEC on March 30, 2021, and declared effective by the SEC on April 7, 2021, and a prospectus supplement thereunder.

March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. Through and including May 10, 2024, shares of the Company's common stock sold under the agreement were offered and sold under the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, and the prospectus supplements thereto, the most recent of which was dated March 28, 2024 relating to the offering of up to $19.0 million of shares of the Company's common stock. From and after May 11, 2024, shares of the Company's common stock sold under the agreement were and will be offered and sold under the Company's shelf registration statement on Form S-3 (File No. 333-278380), the base prospectus included therein, originally filed with the SEC on March 29, 2024 and declared effective by the SEC on May 10, 2024, the prospectus supplement thereto dated May 10, 2024 relating to the offering of up to $18.1 million of shares of the Company's common stock, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement. During the six months ended June 30, 2024 and 2023, the Company sold 93,247 and 37,883 shares of common stock, respectively, under this agreement for net proceeds of approximately $0.4 million and $0.5 million, respectively.
Common Stock Warrants
December 2023 Warrants
In connection with the royalty interest financing agreement the Company entered into in December 2023, the Company issued a warrant to purchase up to an aggregate of 422,805 shares of the Company's common stock. The warrant has a term of five years from the date of issuance and an exercise price of $4.10 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrant includes certain rights in favor of the holder upon a “fundamental transaction” as described in the warrant, including the right of the holder to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrant on the date of the consummation of such fundamental transaction.
The warrant was allocated a value of $0.8 million using a Black-Scholes option pricing model based on the relative fair value method. The Black-Scholes model used the following assumptions: expected volatility: 85.91%; risk-free interest rate: 4.05%; expected dividend yield: 0%; and expected term: 5 years. The warrant was deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of June 30, 2024, no portion of the warrant has been exercised.
September 2023 Warrants
In connection with the registered direct offering completed in September 2023, the Company issued warrants to purchase up to an aggregate of 845,225 shares of the Company's common stock. The warrants became exercisable on March 1, 2024, expire March 1, 2029 and have an exercise price of $9.11 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrants include certain rights in favor of the holders upon a “fundamental transaction” as described in the warrants, including the right of the holders to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrants on the date of the consummation of such fundamental transaction.

The warrants were allocated a value of $2.9 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 87.77%; risk-free interest rate: 4.29%; expected dividend yield: 0%; and expected term: 5.5 years. The warrants were deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of June 30, 2024, none of the warrants have been exercised.
February 2018 Warrants
In connection with an underwritten public offering in February 2018, the Company issued to the investors in that offering, warrants exercisable through February 2023 with an initial exercise price of $36.00 per share. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the grant date. The warrants included a price-based anti-dilution provision, which resulted in automatic reductions to the exercise price of the warrants in April 2019 and July 2020 to $11.76 per share and $11.52 per share, respectively. In January 2023, February 2018 warrants to purchase 112,793 shares of common stock were exercised for gross proceeds of approximately $1.3 million and the remaining unexercised February 2018 warrants expired on February 15, 2023.
Summary of Warrant Activity
A summary of warrant activity during the six months ended June 30, 2024 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2023,	1,268,572	$7.49	5.17	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable June 30, 2024,	1,268,572	$7.49	4.67	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. In June 2024, the Company's board of directors suspended the ESPP. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2024 or June 30, 2023.
Amended and Restated 2014 Stock Incentive Plan
The Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan, provided for the grant of stock-based awards to employees, directors, consultants and advisors. As a result of the approval of the 2022 Plan (as defined below) by the Company's stockholders on June 23, 2022, no further awards have been or will be granted under the Amended 2014 Plan since June 23, 2022. Outstanding awards previously granted under the Amended 2014 Plan continue to remain outstanding in accordance with their terms.
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders on June 23, 2022, and became effective as of that date. The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
The number of shares of common stock authorized for issuance under the 2022 Plan is (a) 843,108; plus (b) up to 512,056 shares subject to awards granted under the Amended 2014 Plan or the 2007 Stock Incentive Plan that expire, terminate or are otherwise forfeited on or after June 23, 2022.

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the six months ended June 30, 2024. The exercise price of all options granted during the six months ended June 30, 2024 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2024, unamortized stock-based compensation expense of approximately $3.5 million will be amortized over a weighted average period of 2.12 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of June 30, 2024 was 387,594.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding at December 31, 2023	788,569	$17.50	7.51	$—
Granted	224,530	5.48		—
Exercised	—	—		—
Cancelled/forfeited	(51,554)	11.76		10,150
Expired	(114)	1,270.85		—
Outstanding at June 30, 2024	961,431	$14.86	7.54	—
Exercisable at June 30, 2024	573,546	$17.33	6.63	—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's common stock exceeded the exercise price of the stock options at June 30, 2024 for those stock options for which the quoted market price was in excess of the exercise price.
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 was $4.16.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$216,919	$210,198	$423,521	$410,499
General and administrative	$345,800	$439,988	$766,897	$864,308
Total	$562,719	$650,186	$1,190,418	$1,274,807
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
At June 30, 2024, the Company reported operating lease ROU assets of approximately $1.4 million in operating lease ROU assets in the condensed consolidated balance sheets.
Total operating lease costs were approximately $191,000 and $391,000 for the three and six months ended June 30, 2024, respectively, and $145,000 and $284,000 for the three and six months ended and June 30, 2023, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $159,000 and $318,000 for the three and six months ended June 30, 2024, and $105,000 and $209,000 for the three and six ended June 30, 2023, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. At June 30, 2024, operating leases had a weighted average remaining lease term of 2.92 years and a weighted average interest rate of 10.50%.
As of June 30, 2024, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2024	$297,000
2025	660,000
2026	680,000
2027	130,000
Total future minimum lease payments	1,767,000
Less: accreted interest	242,000
Total operating lease liabilities	$1,525,000
7.    ROYALTY INTEREST FINANCING
On December 21, 2023, the Company entered into a royalty interest financing agreement, or the Royalty Interest Agreement, with United in Endeavour, LLC, or UiE, under which UiE acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from UiE when the parties entered into the Royalty Interest Agreement (the "Initial Investment"), and between January 1, 2024 and December 31, 2026, the Company may, in its sole discretion but subject to XOMA's prior written consent (see Note 8, Royalty Purchase Agreements), elect to receive three additional payments (each a "Supplemental Investment") from UiE of up to an aggregate of $7.0 million, for a total of up to $12.0 million.

Under the Royalty Interest Agreement, the Company agreed to make the following payments to UiE, until such time when UiE has received aggregate payments equaling a 12% internal rate of return (the “IRR”) on the Initial Investment and each Supplemental Investment, if any (the "Hard Cap"): (i) from December 21, 2023 through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the royalty payments generated and received by the Company on net sales of XACIATO by Organon have been deducted (the “Net Royalty Payments”), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from December 21, 2023 through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the milestone payments generated and received by the Company on net sales of XACIATO by Organon have been deducted. After December 31, 2029, the Company will be required to make certain additional payments to UiE to the extent UiE has not received payments equaling the Hard Cap by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if UiE has not received payments equaling the Hard Cap by December 31, 2035 and the Company has other sources of assets or income besides XACIATO sufficient to complete such payments, the Company has agreed to pay UiE quarterly payments evenly divided over a two-year term, such that UiE will have obtained the IRR, taking into account all other payments received by UiE from the Company under the Royalty Interest Agreement. UiE’s right to receive payments will terminate when UiE has received payments in an amount equal to the Hard Cap.
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
As royalties and milestone payments are received by or on behalf of the Company from Organon and the Company subsequently pays or causes to be paid the amounts due to UiE in respect thereof in accordance with the Royalty Interest Agreement, the Royalty Obligation will be effectively repaid during the term of the Royalty Interest Agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future payments to UiE during the term of the Royalty Interest Agreement.
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
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,804 shares of the Company’s common stock. In addition, for every $1,000,000 of Supplemental Investment, the Company will issue a warrant to purchase 84,561 shares of common stock, for an aggregate of warrants to purchase up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”).

The Royalty Interest Agreement Warrants are exercisable, in full or in part, at any time on or prior to the fifth anniversary of their issuance date at an exercise price of $4.10 per share, subject to customary anti-dilution adjustments. The Royalty Interest Agreement Warrants may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the Royalty Interest Agreement Warrants, then in lieu of paying the exercise price in cash, the holders may elect to exercise on a cashless basis.
The Royalty Interest Agreement Warrants were deemed to be equity classified warrants and recorded under additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 4) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

June 30, 2024
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(23,942)
Non-cash interest expense and interest payable associated with the sale of future royalties	442,672
Liability related to the sale of future royalties	$4,308,117
8.    ROYALTY PURCHASE AGREEMENTS
On April 29, 2024, the Company entered into a traditional royalty purchase agreement (the "XACIATO RPA"), and a synthetic royalty purchase agreement, (the "Synthetic RPA and together with the XACIATO RPA, the “Royalty Purchase Agreements”) with XOMA pursuant to which XOMA paid $22.0 million to the Company. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to the Company, the “Contingent Purchase Price Payments”).
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

Pursuant to the XACIATO RPA, XOMA, at its sole cost and discretion, may repay in full and retire all of the Company's payment obligations to UiE under the Royalty Interest Agreement. If XOMA does so, no further amounts in respect of the Royalty Interest Agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the XACIATO RPA. As of April 29, 2024, the Company cannot elect to receive any additional funding from UiE under the Royalty Interest Agreement without XOMA’s prior written consent. In connection with the synthetic royalty purchase agreement, the Company granted to XOMA a security interest in certain product assets related to Ovaprene and Sildenafil Cream.( Note 7)
The $22.0 million the Company received from XOMA, less transaction costs of approximately $1.6 million, was allocated to the XACIATO RPA and recorded as other income on the Company's consolidated statements of operations in the second quarter of 2024. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.
9.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In July 2023, the Company obtained financing for director and officer and other insurance premiums. The total premiums, taxes and fees financed was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company promised to pay the lender the amount financed plus interest and other charges permitted under the agreement. The Company made monthly installment payments on the financed amount through April 20, 2024. The financed amount, or note payable, is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. As of June 30, 2024, the Company had no remaining obligation under the agreement.

CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. The Company has made aggregate payments of $5.0 million to NICHD, all of which was paid before January 1, 2023. The Company's remaining obligation under the CRADA at June 30, 2024 was $0.5 million.
10.    GRANT AWARDS
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
In December 2023, the Company received a notice of award of approximately $2.0 million for the "Phase II" segment of the project. The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $163,000 and $275,000 during the three and six months ended June 30, 2024, respectively. At June 30, 2024, the Company recorded a receivable of approximately $163,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award of a grant from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $300,000 was to be used to explore device insertion and removal in nonclinical studies.
The Company recorded credits to research and development expense of approximately $32,000 for costs related to the NICHD award during the three and six months ended June 30, 2023. The Company received aggregate reimbursements under the NICHD award of approximately $278,000 during the grant period, which ended in June 2023. No further funds are available under this award.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award of a grant from NICHD of approximately $249,000 to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $33,000 and $81,500 for costs related to the NICHD award during the three and six months ended June 30, 2023, respectively. The Company received aggregate reimbursements under the NICHD award of approximately $249,000 during the grant period, which ended in September 2023. No further funds are available under this award.
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
The Company recorded credits to research and development expense of approximately $142,000 and $268,000 for costs related to the NICHD award for the three and six months ended June 30, 2024, respectively. The Company recorded a receivable of approximately $83,000 and $100,000 at June 30, 2024 and December 31, 2023, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
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

2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to $49.0 million to support the development of DARE-LARC1. The agreement, as amended, supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof of principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans.
As of June 30, 2024, the Company has received a cumulative total of approximately $29.3 million in non-dilutive funding under the agreement, including $4.5 million during 2023 and $1.0 million during the three months ended June 30, 2024. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $1.7 million and $3.9 million for costs related to this award for the three and six months ended June 30, 2024, respectively, and $2.1 million and $4.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company has recorded approximately $10.6 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT over the period of November 11, 2022 to February 29, 2024.
The Company received the full amount of the award in November 2022. The Company recorded credits to research and development expense of approximately $6,000 and $0.2 million for costs related to this award for the three and six months ended June 30, 2024, respectively, and $8,000 and $29,000 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company has recorded approximately $5,000 of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024.
The Company recorded credits to research and development expense of approximately $0.2 million and $0.4 million for costs related to this award for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company has recorded approximately $0.4 million of deferred grant funding liability in the Company's condensed consolidated balance sheets.
11.    NET INCOME (LOSS) PER SHARE
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

The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	961,431	789,185	961,431	789,185
Warrants	1,203,583	542	1,201,620	542
Total	2,165,014	789,727	2,163,051	789,727
12.    SUBSEQUENT EVENTS
Insurance Financing
On July 26, 2024, the Company obtained financing for certain director and officer and other liability insurance premiums. The total premiums, taxes and fees financed is approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promises to pay the lender the amount financed plus interest and other charges permitted under the agreement and the Company assigns to the lender a first priority lien on and a security interest in the financed insurance policies. The Company will pay the insurance financing through monthly installment payments through April 20, 2025. The financed amount, or note payable, will be recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets.
License and Services Agreement
On July 24, 2024, MBI entered into a 22-month license and services agreement and related statement of work (collectively, the "LSA") for a controlled clean room space in Burlington, Massachusetts that is expected to commence on March 1, 2025. Upon execution of the LSA, a payment of approximately $459,000 became due. Fixed payments, or License Fees, will be due at the beginning of each quarter, and monthly invoices for variable amounts related to support services will be due based on services provided. The Company's total obligation for License Fees under the LSA is approximately $3.9 million. The LSA may be renewed each year upon, subject to a 5% maximum increase in the amount of the License Fees.
Reverse Stock Split
On July 1, 2024, the Company effected a 1-for-12 reverse split of its issued common stock. At the effective time of the reverse stock split, every 12 shares of the Company’s common stock was automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Stockholders who would have otherwise been entitled to receive a fractional share instead automatically had their fractional interests rounded up to the next whole share. The reverse stock split reduced the number of issued and outstanding shares of the Company’s common stock from approximately 101.1 million to approximately 8.5 million. The reverse stock split did not change the number of authorized shares or the par value per share of the Company’s common stock.

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
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of vulvar and vaginal atrophy associated with menopause; and
•DARE-HPV, a proprietary, fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of cervical intraepithelial neoplasia and other human papillomavirus (HPV)-related pathologies.
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
Ovaprene® Program Update
In December 2023, we announced commencement of the multi-center, single arm, non-comparative, pivotal Phase 3 clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The study aims to enroll sufficient participants across approximately 20 study sites in the U.S. to have approximately 250 participants complete approximately 12 months (13 menstrual cycles) of use. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. Based on the current enrollment rate across the 20 study sites, we anticipate that approximately 125 women, which is half of our target number of participants to complete the study, will complete approximately 6 months of Ovaprene use by the end of the second quarter of 2025.
The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health. If successful, we expect the study to support the submission of a premarket approval application for Ovaprene to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.
The Phase 3 study is being conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study. At June 30, 2024,$5.0 million of the $5.5 million had been paid and the remaining $0.5 million was paid in July 2024. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. Depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be future costs associated with the study that are not reflected in the current budget under the CRADA. We and NICHD are in discussions regarding the CRADA, which may include discussing a mechanism to potentially provide for additional future payments by us in support of the Phase 3 study.

Sildenafil Cream, 3.6% Program Update
In 2023 we completed our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, or Sildenafil Cream, in premenopausal women with FSAD and, in January 2024, we announced the successful completion of an end-of-Phase 2 meeting with the FDA. We and the FDA aligned on key elements of the Phase 3 program to support a new drug application, or NDA, filing, including confirming that FSAD is acceptable as an indication, the clinical trials can be conducted in a premenopausal FSAD-only population, and 12-weeks of blinded treatment to assess efficacy may be acceptable, provided that the trials are adequately powered for efficacy assessment. This is a shorter period of blinded treatment than the 24 weeks recommended in the FDA's 2016 draft guidance for industry on developing drugs for the treatment of low sexual interest, desire and/or arousal in women. We await additional feedback from the FDA on our proposed primary and secondary patient reported outcome endpoints for the Phase 3 pivotal trials of Sildenafil Cream, as well as additional information on data that may be needed in an NDA submission to appropriately qualify any ingredient (other than sildenafil) for the vaginal route of administration. We have also requested clarification on the safety database (size and duration exposure) that the FDA will require for an NDA submission. Initiating a Phase 3 study is contingent on aligning with the FDA regarding the foregoing. Based on FDA feedback we have received, two successful Phase 3 clinical studies of Sildenafil Cream will be required to support an NDA for Sildenafil Cream for the treatment of FSAD, and we anticipate that each Phase 3 study will cost approximately $15.0 million. We will take into account our capital resources before initiating a Phase 3 study.
Other Development Program Updates
We continue to work on the development of our other clinical and preclinical-stage programs, including conducting activities necessary to enable submission of an investigational new drug, or IND, application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1, activities in preparation for a Phase 2 randomized, double-blinded, placebo-controlled, dose-finding clinical study of DARE-VVA1 based on our FDA-cleared IND relating to DARE-VVA1 and the anticipated study, and limited activities to support an IND submission to the FDA to enable Phase 2 clinical development of DARE-HPV in the United States. We do not plan to commence the Phase 3 study of DARE-HRT1 or a Phase 2 study of DARE-VVA1 or DARE-HPV until after we secure additional capital. See ITEM 1. "BUSINESS," in Part I of our 2023 10-K for additional information regarding our clinical and preclinical-stage programs.
Royalty Monetization Transactions
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
Under the Royalty Purchase Agreements, we sold, assigned, transferred and conveyed our right, title and interest in and to the following to XOMA:
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
Royalty Interest Financing Agreement with UiE
In December 2023, we entered into a royalty interest financing agreement with UiE pursuant to which we sold an interest in the royalty and milestone payments we receive from Organon in respect of net sales of XACIATO. On the effective date of the agreement, we received a payment of $5.0 million from UiE. Until December 31, 2026, in accordance with the terms of the royalty interest financing agreement, we are entitled to elect to receive three additional payments from UiE of up to an aggregate of $7.0 million. See ITEM 1. "BUSINESS- Royalty Interest Financing Agreement," in Part I of our 2023 10-K and Note 7, Royalty Interest Financing, to our condensed consolidated financial statements contained in this report for additional information. As discussed above, as of April 29, 2024, under the terms of our traditional royalty purchase agreement with XOMA, we cannot elect to receive any additional funding from UiE under the royalty interest financing agreement without XOMA’s prior written consent.

Recent Events
Non-Compliance with Nasdaq Minimum Market Value of Listed Securities Requirement
On August 12, 2024, we received written notice from Nasdaq notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35.0 million that is required for continued listing on The Nasdaq Capital Market. The notice has no effect at this time on the listing of our common stock on The Nasdaq Capital Market. See Item 5(a) of Part II of this report for additional information.
Regained Compliance with Nasdaq Minimum Bid Price Requirement
On July 18, 2024, we were notified by letter from the Nasdaq Office of General Counsel that we had regained compliance with the bid price requirement in Nasdaq Listing Rule 5550(a)(2) by maintaining a closing bid price of our common stock of $1.00 or greater for ten consecutive trading days as of July 15, 2024 and that the matter is now closed.
Reverse Stock Split
On July 1, 2024, we effected a 1-for-12 reverse split of our issued common stock. At the effective time of the reverse stock split, every 12 shares of our common stock was automatically reclassified and combined into one share of our common stock. No fractional shares were issued as a result of the reverse stock split. Stockholders who would have otherwise been entitled to receive a fractional share instead automatically had their fractional interests rounded up to the next whole share. The reverse stock split reduced the number of issued and outstanding shares of our common stock from approximately 101.1 million to approximately 8.5 million. The reverse stock split did not change the number of authorized shares or the par value per share of our common stock.
All common stock share and per share data presented in this report for prior periods, including the period ended June 30, 2024, have been retroactively adjusted to reflect the impact of the reverse stock split, without giving effect to whole shares issued in lieu of fractional shares. See Note 2 to our condensed consolidated financial statements contained in this report for additional information.
Royalty Purchase Agreements
As discussed above, in April 2024, we entered into the Royalty Purchase Agreements with XOMA and XOMA paid $22.0 million to us. In addition, we are entitled to Contingent Purchase Price Payments if the Revenue Sharing Threshold is achieved. See “Royalty Monetization Transactions—Traditional and Synthetic Royalty Purchase Agreements with XOMA,” above and Notes 2 and 8 to our condensed consolidated financial statements contained in this report.
Financial Overview
Revenue
Our revenue reflects payments earned under our license agreement with Organon to commercialize XACIATO. Pursuant to our traditional royalty purchase agreement with XOMA, from and after April 1, 2024, all of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO will be paid to XOMA, net of payments made under our exclusive license agreement with third-party licensors TriLogic Pharma, LLC and MilanaPharm LLC and under our royalty interest financing agreement with UiE. Accordingly, from and after April 1, 2024, any revenue we recognize under our license agreement with Organon based on net sales of XACIATO will be payable to UiE as non-cash royalty revenue.
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
We receive funding through grants that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants, we recognize grant funding in the statements of operations as a reduction to research and development expenses (contra-research and development expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained in our 2023 10-K and Note 10, Grant Awards, to our condensed consolidated financial statements contained in this report. For the three and six months ended June 30, 2024 and 2023, we recognized contra-research and development expense of approximately $2.2 million and $5.1 million, respectively, and $2.2 million and $4.7 million, respectively.
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
Royalty Expenses
Royalty expenses consist of product sales-based payments we owe to upstream licensors.
General and Administrative Expenses
General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, commercial-readiness expenses, and milestone expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Commercial-readiness expenses consist of consultant and advisor costs. Milestone expenses consist of payments we owe under our in-license agreements or other agreements under which we acquired rights to technology or other intellectual property we use in our investigational product programs based on achievement of the developmental and regulatory milestones specified in those agreements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, that we prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our accompanying condensed consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K. There have been no significant changes in the critical accounting policies and estimates as previously described in our 2023 10-K, except as described in Note 2 to our condensed consolidated financial statements contained in this report with respect to the Royalty Purchase Agreements.

Results of Operations
We recorded net income of approximately $12.9 million and $6.2 million for the three and six months ended June 30, 2024, respectively, as compared to a net loss of approximately $8.8 million and $16.8 million for the three and six months ended June 30, 2023, respectively. Our net income for the three and six months ended June 30, 2024 was positively impacted by the approximately $20.4 million of net proceeds we received from the sale in April 2024 of our rights to future royalty and milestone payments and revenue to XOMA. See “—Royalty Monetization Transactions—Traditional and Synthetic Royalty Purchase Agreements with XOMA,” above.
Comparison of Three Months Ended June 30, 2024 and 2023 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue
Royalty revenue	$22,438	$—	$22,438	—%
Total revenue	22,438	—	22,438	—%
Operating expenses
General and administrative expenses	2,448,130	2,920,672	(472,542)	(16)%
Research and development expenses	4,908,774	6,043,684	(1,134,910)	(19)%
License fee expenses	25,000	25,000	—	—%
Total operating expenses	7,381,904	8,989,356	(1,607,452)	(18)%
Loss from operations	(7,359,466)	(8,989,356)	1,629,890	(18)%
Other income (expense)
Sale of royalty and milestone rights, net	20,379,376	—	20,379,376	—%
Other income (expense), net	(109,254)	227,124	(336,378)	(148)%
Net income (loss)	12,910,656	(8,762,232)	21,672,888	(247)%
Other comprehensive income (loss)
Foreign currency translation adjustments	14,563	(31,151)	45,714	(147)%
Comprehensive income (loss)	$12,925,219	$(8,793,383)	$21,718,602	(247)%
Revenues
Revenues for the three months ended June 30, 2024 related to our license agreement with Organon to commercialize XACIATO. We did not recognize any revenue for the three months ended June 30, 2023.
General and administrative expenses
The decrease of approximately $0.5 million in general and administrative expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to decreases in (i) personnel costs of approximately $0.3 million due to reduced headcount, (ii) professional services expense of approximately $0.2 million, and (iii) stock-based compensation expense of approximately $0.1 million. These decreases were partially offset by increased commercial readiness expenses of approximately $38,000 and increased general corporate overhead expense which includes rent and facilities costs and insurance expense of approximately $21,000.

Research and development expenses
The decrease of approximately $1.1 million in research and development expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to decreases in (i) costs related to development activities for Sildenafil Cream as a result of the completion of the Phase 2b RESPOND clinical study completed in June 2023 of approximately $1.5 million, (ii) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.0 million, (iii) costs related to development activities for our Phase 2-ready programs of approximately $0.8 million, and (iv) costs related to development activities for our pre-clinical stage programs of approximately $0.4 million. These decreases were partially offset by increases in costs related to our ongoing pivotal Phase 3 clinical trial of Ovaprene and manufacturing and regulatory affairs activities for Ovaprene of approximately $2.5 million.
License fee expenses
For each of the three months ended June 30, 2024 and June 30, 2023, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income (expense)
Sale of royalty and milestone rights, net
The increase of $20.4 million in other income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to the proceeds we received in April 2024 under the Royalty Purchase Agreements we entered into with XOMA, $22.0 million of which was recorded as income, net of approximately $1.6 million in transaction costs.
Other income (expense), net
The decrease of approximately $0.3 million in other income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to a decrease in interest earned on cash balances in the current period.

Comparison of Six Months Ended June 30, 2024 and 2023 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue
Royalty revenue	$31,740	$—	$31,740	100%
Total revenue	31,740	—	31,740	100%
Operating expenses
General and administrative expenses	5,118,711	6,258,098	(1,139,387)	(18)%
Research and development expenses	8,237,294	11,063,907	(2,826,613)	(26)%
Royalty expenses	7,674	—	7,674	—%
License expenses	50,000	50,000	—	—%
Total operating expenses	13,413,679	17,372,005	(3,958,326)	(23)%
Loss from operations	(13,381,939)	(17,372,005)	3,990,066	(23)%
Other income (expense)
Sale of royalty and milestone rights, net	20,379,376	—	20,379,376	—%
Other income (expense), net	(842,137)	567,272	(1,409,409)	(248)%
Net income (loss)	$6,155,300	$(16,804,733)	$22,960,033	(137)%
Other comprehensive loss
Foreign currency translation adjustments	(24,664)	(53,156)	28,492	(54)%
Comprehensive income (loss)	$6,130,636	$(16,857,889)	$22,988,525	(136)%

Revenues
Revenues for the six months ended June 30, 2024 related to our license agreement with Organon to commercialize XACIATO. We did not recognize any revenue for the six months ended June 30, 2023.
General and administrative expenses
The decrease of approximately $1.1 million in general and administrative expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to decreases in (i) personnel costs of approximately $0.4 million due to reduced headcount, (ii) commercial-readiness expenses of approximately $0.3 million, (iii) a one-time fraud loss of approximately $0.2 million, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, (iv) general corporate overhead expense which includes rent and facilities costs and insurance expense of approximately $0.1 million, and (v) stock-based compensation expense of approximately $0.1 million.
Research and development expenses
The decrease of approximately $2.8 million in research and development expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to decreases in (i) costs related to development activities for Sildenafil Cream as a result of the completion of the Phase 2b RESPOND clinical study completed in June 2023 of approximately $3.4 million, (ii) costs related to development activities for our Phase 1 and Phase 1-ready programs of approximately $1.6 million, (iii) costs related to development activities for our pre-clinical stage programs of approximately $1.2 million, and (iv) costs related to development activities for our Phase 2-ready programs of approximately $0.9 million. These decreases were partially offset by increases in costs related to our ongoing pivotal Phase 3 clinical trial of Ovaprene and manufacturing and regulatory affairs activities for Ovaprene of approximately $4.4 million.

Royalty expenses
Royalty expenses for the six months ended June 30, 2024 related to our license agreement with MilanaPharm and our royalty interest financing agreement with UiE. There were no royalty expenses for the six months ended June 30, 2023 because we did not recognize any royalty revenue during that period.
License fee expenses
For each of the six months ended June 30, 2024 and June 30, 2023, we accrued $50,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income (expense)
Sale of royalty and milestone rights, net
The increase of $20.4 million in other income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to the proceeds received in April 2024 under the Royalty Purchase Agreements we entered into with XOMA, $22.0 million of which was recorded as income, net of approximately $1.6 million in transaction costs.
Other income (expense), net
The decrease of $1.4 million in other income (expense) for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a loss on the disposal of a fixed asset of $0.6 million, interest expense related to the Royalty Interest Agreement in the current period of approximately $0.2 million, and decreased interest earned on cash balances in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations and, although we reported net income and positive cash flow from operations for the six months ended June 30, 2024 as a result of approximately $20.4 million of net proceeds we received from the sale in April 2024 of our rights to future royalty and milestone payments and revenue, we expect significant losses from operations, net losses and negative cash flows from operations for at least the next several years as we continue to develop and seek to bring to market our product candidates. At June 30, 2024, our accumulated deficit was approximately $165.1 million, our cash and cash equivalents were approximately $16.4 million, and our working capital was approximately $6.2 million. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Our cash and cash equivalents at June 30, 2024 represented funds received under our grant agreements related to DARE-LARC1 and bacteria-based live biotherapeutic product development, and such funds may be applied solely toward direct costs of such matters, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. For additional information about these grant agreements, see "—Deferred Grant Funding" and "—Grant Agreements," below.

The majority of our operating expenses during a fiscal year are research and development expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. In large part, we can control the pace of advancement of our development programs and therefore, we can control the timing of when we incur most of our research and development expenses. We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical research and development services, payments to third-party licensors upon the occurrence of development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator. We anticipate our general and administrative expenses for 2024 will be less than our general and administrative expenses for 2023.
We closely monitor our cash resources and we have implemented cost-savings measures, primarily by controlling our spend on research and development activities related to clinical-stage programs other than Ovaprene and Sildenafil Cream. Our research and development expenses for 2024, until we secure additional capital to fund our operating needs, will continue to be primarily associated with manufacturing activities in connection with our ongoing pivotal Phase 3 clinical study of Ovaprene and activities, including regulatory affairs activities, related to advancing Sildenafil Cream toward a Phase 3 clinical study. However, we plan to continue to advance preclinical development of DARE-LARC1, the costs of which are being supported by grant funding. Based on anticipated costs for two Phase 3 studies of Sildenafil Cream, we will need to raise significant additional capital to advance Sildenafil Cream through Phase 3 development. We currently anticipate our research and development expenses for 2024 will be less than our research and development expenses for 2023.
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions. We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity (including sales of our common stock in ATM offerings), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements. Many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, impacts of the wars in Ukraine and the Middle East, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we raise capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, we may be required to relinquish some or all of our rights to potential revenue or to intellectual property rights for our product candidates on terms that are not favorable to us.
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

Deferred Grant Funding
We have received substantial funding under grant agreements related to DARE-LARC1 and DARE-LBT. Under these agreements, and under the agreement we received from the Foundation in January 2024 to fund activities related to bacteria-based live biotherapeutic product development, we generally receive grant funds before we incur the eligible expenses. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our consolidated balance sheets. Our deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. As of June 30, 2024, our deferred grant funding liability was approximately $10.9 million, which primarily consisted of unspent funds for the DARE-LARC1 program. For more information about these grant agreements, see "—Grant Agreements" below, Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding to our consolidated financial statements in our 2023 10-K, and Note 10, Grant Awards-Other Non-Dilutive Grant Funding to our condensed consolidated financial statements contained in this report.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$6,091,723	$(22,703,918)
Net cash used in investing activities	(292,522)	—
Net cash provided by financing activities	129,398	1,751,570
Effect of exchange rate changes on cash and cash equivalents	(24,663)	(53,156)
Net increase (decrease) in cash and cash equivalents	$5,903,936	$(21,005,504)
Net cash provided by (used in) operating activities
Cash provided by operating activities for the six months ended June 30, 2024 included the net income of $6.2 million, decreased by non-cash stock-based compensation expense of approximately $1.2 million. Components providing operating cash were a decrease in prepaid expenses of approximately $2.6 million, a decrease in deposits of approximately $0.7 million, an increase in interest payable of approximately $0.2 million, a decrease in other receivables of approximately $75,000, and an increase in other non-current assets of approximately $36,000. Components reducing operating cash were a decrease in deferred grant funding of approximately $2.8 million, a decrease in accounts payable of approximately $1.5 million, a decrease in accrued expenses of approximately $1.4 million, and an increase in accounts receivable of approximately $28,000.
Cash used in operating activities for the six months ended June 30, 2023 included the net loss of $16.8 million, decreased by non-cash stock-based compensation expense of approximately $1.3 million. Components providing operating cash were an increase in accounts payable of approximately $4.5 million, a decrease in other receivables of approximately $1.1 million, and an increase in deferred revenue of approximately $0.2 million related to XACIATO commercial product supply. Components reducing operating cash were a decrease in accrued expenses of approximately $6.7 million, a decrease in deferred grant funding of approximately $4.6 million, an increase in prepaid expenses of approximately $1.4 million, and a one-time cybersecurity fraud loss of $0.2 million to which we were subject, net of insurance reimbursement, which was recognized in general and administrative expenses.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2024 was approximately $0.3 million. No cash was used in investing activities for the six months ended June 30, 2023.

Net cash provided by financing activities
Cash provided by financing activities for the six months ended June 30, 2024 consisted of approximately $0.4 million in net proceeds from sales of our common stock under our ATM sales agreement, partially offset by payments on the insurance financing payable of approximately $0.3 million and amounts due to UiE under our royalty interest financing agreement of approximately $24,000. Cash provided by financing activities for the six months ended June 30, 2023 consisted of approximately $1.8 million in net proceeds from sales of our common stock under our ATM sales agreement and proceeds from the exercise of common stock warrants.
License and Royalty Agreements
We agreed to make royalty and milestone payments, and in some cases annual license fee payments, under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream and under other agreements related to our other clinical and preclinical candidates. During 2024, based on our current expectations regarding the development of our product candidates, we expect to pay approximately $1.1 million in such payments to upstream licensors. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 to our condensed consolidated financial statements contained in this report.
Grant Agreements
We have received substantial funding under grant agreements with the Foundation related to DARE-LARC1, DARE-LBT and activities related to bacteria-based live biotherapeutic product development. Grant funds under these agreements generally are received before we incur the eligible expenses. Unspent grant funds are recorded as deferred grant funding liability in our consolidated balance sheets and our deferred grant funding liability as of June 30, 2024 primarily consisted of unspent grant funds for the DARE-LARC1 program. For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding to our consolidated financial statements in our 2023 10-K, and Note 10, Grant Awards-Other Non-Dilutive Grant Funding to our condensed consolidated financial statements contained in this report.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2024 at the reasonable assurance level.
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

Our common stock is listed on The Nasdaq Capital Market. On August 12, 2024, we received written notice from Nasdaq notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum MVLS (as defined in Item 5(a) below) of $35.0 million that is required for continued listing on The Nasdaq Capital Market. The notice has no effect at this time on the listing of our common stock on The Nasdaq Capital Market.
We have a period of 180 days, or until February 10, 2025, to regain compliance with the minimum MVLS rule. We will regain compliance if at any time during the 180 day period, our MVLS closes at $35.0 million or more for a minimum of 10 consecutive business days. If we do not regain compliance prior to February 10, 2025, Nasdaq will notify us that our securities are subject to delisting, at which time we may appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that, if we were to appeal the delisting determination, such an appeal would be successful.
There are many factors that affect the trading price of our common stock, and many of those factors are outside of our control. We intend to actively monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the minimum MVLS rule. There can be no assurance that we will be able to regain compliance with such rule or that we will be able to satisfy all other continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock on The Nasdaq Capital Market even if we regain compliance with the minimum MVLS rule. For example, until we regained compliance on July 18, 2024, we were not in compliance with the continued listing standard commonly referred to as the minimum bid price rule since July 19, 2023.

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
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     On August 12, 2024, we received written notice from Nasdaq notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35.0 million that is required for continued listing on The Nasdaq Capital Market. The notice has no effect at this time on the listing of our common stock on The Nasdaq Capital Market.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 days, or until February 10, 2025, to regain compliance with the minimum MVLS rule. We will regain compliance if at any time during the 180 day period, our MVLS closes at $35.0 million or more for a minimum of 10 consecutive business days. If we do not regain compliance prior to February 10, 2025, Nasdaq will notify us that our securities are subject to delisting, at which time we may appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that, if we were to appeal the delisting determination, such an appeal would be successful.
We intend to actively monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the minimum MVLS rule. There can be no assurance that we will be able to regain compliance with such rule or maintain compliance with any other listing requirements. See the risk factor titled, “If we fail to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock,” in Item 1A above.
(b)     None.

(c)     During the period from April 1, 2024 to June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Restated Certificate of Incorporation, as amended to date					X

10.1+	Traditional Royalty Purchase Agreement between Daré Bioscience, Inc. and XOMA (US) LLC, dated as of April 29, 2024					X

10.2+	Synthetic Royalty Purchase Agreement between Daré Bioscience, Inc. and XOMA (US) LLC, dated as of April 29, 2024					X

10.3+	Amendment No. 3 to Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation, dated as of April 18, 2024					X

10.4*	Amended and Restated Non-Employee Director Compensation Policy (as amended on April 2024)					X

10.5*	Amendment No. 2 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson, dated as of May 20, 2024					X

10.6*	Daré Bioscience, Inc. Change in Control Policy (as amended on April 29, 2024)					X

10.7*	Daré Bioscience, Inc. 2022 Stock Incentive Plan					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: August 12, 2024	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 12, 2024	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)