Form 10-Q
period 2024-09-30
Dare Bioscience, Inc.
filed 2024-11-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 13, 2024, 8,700,389 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•Difficulties or delays in commencement or completion, or the termination or suspension, of our current or planned clinical or preclinical studies;
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
•Dependence on grants and other financial awards from governmental entities and private foundations to advance the development of several of our product candidates;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,232,609	$10,476,056
Other receivables	518,886	949,211
Prepaid expenses	3,194,776	6,118,272
Total current assets	14,946,271	17,543,539
Property and equipment, net	706,256	655,975
Deposits	544,499	1,163,477
Operating lease right-of-use assets	1,327,833	1,319,630
Other non-current assets	533,942	599,594
Total assets	$18,058,801	$21,282,215
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$1,048,679	$3,385,551
Accrued expenses	1,850,862	2,889,005
Deferred grant funding	9,750,360	13,737,154
Current portion of lease liabilities	505,824	468,726
Total current liabilities	13,155,725	20,480,436
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	4,489,769	3,913,676
Lease liabilities long-term	897,790	935,743
Total liabilities	19,543,284	26,329,855
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 8,546,364 and 8,331,161 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	854	833
Accumulated other comprehensive loss	(362,625)	(360,896)
Additional paid-in capital	168,660,520	166,548,454
Accumulated deficit	(169,783,232)	(171,236,031)
Total stockholders' deficit	(1,484,483)	(5,047,640)
Total liabilities and stockholders' deficit	$18,058,801	$21,282,215

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
License fee revenue	$—	$1,000,000	$—	$1,000,000
Royalty revenue	41,691	—	73,431	—
Total revenue	41,691	1,000,000	73,431	1,000,000
Operating expenses
General and administrative expenses	2,041,268	2,696,779	7,159,979	8,954,877
Research and development expenses	2,656,772	6,674,636	10,894,066	17,738,543
Royalty expenses	—	—	7,674	—
License fee expenses	25,000	25,000	75,000	75,000
Total operating expenses	4,723,040	9,396,415	18,136,719	26,768,420
Loss from operations	(4,681,349)	(8,396,415)	(18,063,288)	(25,768,420)
Other income (expense)
Sale of royalty and milestone rights, net	—	—	20,379,376	—
Other income (expense), net	(21,152)	97,319	(863,289)	664,591
Net income (loss)	$(4,702,501)	$(8,299,096)	$1,452,799	$(25,103,829)
Foreign currency translation adjustments	22,935	(15,030)	(1,729)	(68,186)
Comprehensive income (loss)	$(4,679,566)	$(8,314,126)	$1,451,070	$(25,172,015)
Income (loss) per common share:
Basic	$(0.55)	$(1.09)	$0.17	$(3.45)
Diluted	$(0.55)	$(1.09)	$0.17	$(3.45)
Weighted average number of shares outstanding:
Basic	8,534,433	7,587,637	8,656,856	7,268,465
Diluted	8,534,433	7,587,637	8,683,610	7,268,465

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Nine Months Ended September 30, 2024
			Accumulated other	Additional		Total
	Common stock		comprehensive	paid-in	Accumulated	stockholders'
	Shares	Amount	loss	capital	deficit	equity (deficit)
Balance at December 31, 2023	8,331,161	$833	$(360,896)	$166,548,454	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	—	627,700	—	627,700
Issuance of common stock	50,664	5	—	215,108	—	215,113
Net loss	—	—	—	—	(6,755,356)	(6,755,356)
Foreign currency translation adjustments	—	—	(39,227)	—	—	(39,227)
Balance at March 31, 2024	8,381,825	$838	$(400,123)	$167,391,262	$(177,991,387)	$(10,999,410)
Stock-based compensation	—	—	—	562,719	—	562,719
Issuance of common stock	42,583	4	—	182,974	—	182,978
Reverse stock split adjustment	121,953	12	—	(12)	—	—
Net income	—	—	—	—	12,910,656	12,910,656
Foreign currency translation adjustments	—	—	14,563	—	—	14,563
Balance at June 30, 2024	8,546,361	$854	$(385,560)	$168,136,943	$(165,080,731)	$2,671,506
Stock-based compensation	—	—	—	523,577	—	523,577
Reverse stock split adjustment	3	—	—	—	—	—
Net loss	—	—	—	—	(4,702,501)	(4,702,501)
Foreign currency translation adjustments	—	—	22,935	—	—	22,935
Balance at September 30, 2024	8,546,364	$854	$(362,625)	$168,660,520	$(169,783,232)	$(1,484,483)

Nine Months Ended September 30, 2023
			Accumulated other	Additional		Total
	Common stock		comprehensive	paid-in	Accumulated	stockholders'
	Shares	Amount	loss	capital	deficit	equity (deficit)
Balance at December 31, 2022	7,068,790	$707	$(351,311)	$152,537,354	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	—	624,621	—	624,621
Issuance of common stock from the exercise of warrants	112,793	11	—	1,299,364	—	1,299,375
Net loss	—	—	—	—	(8,042,501)	(8,042,501)
Foreign currency translation adjustments	—	—	(22,005)	—	—	(22,005)
Balance at March 31, 2023	7,181,583	718	(373,316)	154,461,339	(149,117,141)	4,971,600
Stock-based compensation	—	—	—	650,186	—	650,186
Issuance of common stock, net of issuance costs	37,883	4	—	452,191	—	452,195
Net loss	—	—	—	—	(8,762,232)	(8,762,232)
Foreign currency translation adjustments	—	—	(31,151)	—	—	(31,151)
Balance at June 30, 2023	7,219,466	722	(404,467)	155,563,716	(157,879,373)	(2,719,402)
Stock-based compensation	—	—	—	636,086	—	636,086
Issuance of common stock, net of issuance costs	971,563	97	—	8,108,605	—	8,108,702
Net loss	—	—	—	—	(8,299,096)	(8,299,096)
Foreign currency translation adjustments	—	—	(15,030)	—	—	(15,030)
Balance at September 30, 2023	8,191,029	$819	$(419,497)	$164,308,407	$(166,178,469)	$(2,288,740)

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,452,799	$(25,103,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	35,957	28,383
Right of use asset - operating lease	350,112	275,549
Stock-based compensation	1,713,996	1,910,893
Loss on disposal of property and equipment	600,000	—
Non-cash royalty revenue related to sale of future royalties	(63,725)	—
Non-cash interest expense on liability related to sale of future royalties	256,295	—
Changes in operating assets and liabilities:
Other receivables	430,325	573,401
Prepaid expenses	2,923,497	86,053
Deposits	(57,063)	(1,752,975)
Other current assets	—	(831,379)
Other non-current assets	30,653	(24,764)
Operating lease liabilities	(359,171)	(294,151)
Accounts payable	(2,336,871)	2,959,446
Accrued expenses	(1,207,805)	(6,068,350)
Interest payable	385,432	—
Deferred grant funding	(3,986,794)	(2,641,232)
Deferred revenue - current	—	205,206
Net cash provided by (used in) operating activities	167,637	(30,677,749)
Cash flows from investing activities
Purchases of property and equipment	(10,197)	(22,099)
Net cash used in investing activities	(10,197)	(22,099)
Cash flows from financing activities
Net proceeds from issuance of common stock and common stock warrants	398,091	8,560,897
Proceeds from the exercise of common stock warrants	—	1,299,375
Repayment of liability on sale of future royalties	(1,910)	—
Issuance of note payable	561,663	601,174
Payments on note payable	(392,002)	(133,594)
Net cash provided by financing activities	565,842	10,327,852
Effect of exchange rate changes on cash and cash equivalents	(1,729)	(68,185)
Net change in cash and cash equivalents	721,553	(20,440,181)
Cash and cash equivalents, beginning of period	10,811,056	34,669,605
Cash and cash equivalents, end of period	$11,532,609	$14,229,424
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$11,232,609	13,894,424
Restricted cash included in other non-current assets	300,000	335,000
Total cash, cash equivalents and restricted cash	$11,532,609	$14,229,424
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$358,315	$—
Additions to property and equipment and reduction of deposits	$676,041	$—

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
The Company began assembling its diverse portfolio in 2017 through acquisitions, exclusive in-licenses and other collaborations. The Company's programs target unmet needs in women's health in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease and menopause, and aim to expand treatment options, enhance outcomes and improve ease of use for women.
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

Reverse Stock Split
The Company effected a 1-for-12 reverse split of its issued common stock on July 1, 2024. At the effective time of the reverse stock split, every 12 shares of the Company’s common stock was automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Stockholders who would have otherwise been entitled to receive a fractional share instead automatically had their fractional interests rounded up to the next whole share. The reverse stock split did not change the number of authorized shares or the par value per share of the Company’s common stock. See Note 4, Stockholders' Equity, for additional information regarding the reverse stock split.
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
Cash and Cash Equivalents
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of September 30, 2024 and December 31, 2023, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's consolidated balance sheet.
Going Concern
The Company prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, net losses, and negative cash flows from operations and expects significant losses from operations, net losses and negative cash flows from operations for at least the next several years as it develops and seeks to bring to market its existing product candidates and to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
As of September 30, 2024, the Company had an accumulated deficit of approximately $169.8 million, unrestricted cash and cash equivalents of approximately $11.2 million, deferred grant funding liabilities under the Company's grant agreements related to DARE-LARC1 and its bacteria-based live biotherapeutic product of approximately $9.8 million, and working capital of approximately $1.8 million. The Company's cash and cash equivalents at September 30, 2024 includes grant funds received under such agreements that may be applied solely toward direct costs for the development of DARE-LARC1 and its bacteria-based live biotherapeutic product, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support the entire operations of the Company. For the nine months ended September 30, 2024, the Company incurred a loss from operations of approximately $18.1 million and reported net income of approximately $1.5 million and cash flow from operations of approximately $0.2 million. The Company's net income and cash flow from operations for the nine months ended September 30, 2024 were positively impacted by the approximately $20.4 million of net proceeds the Company received from the sale in April 2024 of its rights to future royalty and milestone payments and revenue. See below and Note 8, Royalty Purchase Agreements.
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
The Company determined that the traditional royalty purchase agreement represents a complete sale of a nonfinancial asset (the Company's right, title and interest in and to future payments related to commercial sales of XACIATO) for which XOMA bears all benefit and for which the Company has no obligations or involvement going forward, and therefore should be accounted for within the scope of Accounting Standards Codification ("ASC") 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The $22.0 million net of transaction costs of approximately $1.6 million was recorded as other income on the Company's condensed consolidated statements of operations and comprehensive income (loss).

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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of September 30, 2024 and December 31, 2023. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of September 30, 2024 or December 31, 2023.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2024
Current assets:
Cash equivalents (1)	$10,618,835	$—	$—	$10,618,835
Balance at December 31, 2023
Current assets:
Cash equivalents (1)	$9,982,079	$—	$—	$9,982,079
(1) Represents cash held in money market funds.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2024-3, Disaggregation of Income Statement Expenses. ASU 2024-3 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. ASU 2024-3 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, ASU 2024-03 may be applied prospectively or retrospectively. The Company is evaluating the disclosure impact of ASU 2024-03 on its consolidated financial statements.
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

In November 2023, the FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is evaluating the disclosure impact of ASU 2023-07 on its consolidated financial statements.
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
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of the $1.0 million payment in connection with the license agreement amendment and the $1.8 million milestone payment noted above, the transaction price was $12.8 million as of September 30, 2024.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of September 30, 2024, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's consolidated balance sheets at September 30, 2024 and December 31, 2023.
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

Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of September 30, 2024, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of September 30, 2024, no payments have been made under this agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of September 30, 2024.
Pear Tree Acquisition
In May 2018, the Company acquired Pear Tree Pharmaceuticals, Inc., or Pear Tree, to secure exclusive, sublicensable, worldwide rights under certain patents and know-how to develop and commercialize a proprietary formulation of tamoxifen for vaginal administration. This acquisition led to the Company's DARE-VVA1 program.
Under the terms of the merger agreement, the Company agreed to pay the former stockholders of Pear Tree: (a) up to $15.5 million in the aggregate upon achievement of certain clinical development and regulatory milestones by licensed products, and (b) up to $47.0 million in the aggregate upon achievement of certain commercial milestones by licensed products. Additionally, the former stockholders of Pear Tree are eligible to receive tiered royalties based on single-digit to low double-digit percentages of annual net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, and a portion of royalties the Company receives from sublicensees. Both the milestone and royalty payments may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the merger agreement. Under the merger agreement, in addition to customary royalty reductions and offsets, royalty payments and payments based on income received from sublicensees of licensed products made by the Company to Pear Tree's licensors are creditable against all royalty and sublicense revenue share payments payable to the former stockholders of Pear Tree. As of September 30, 2024, no payments have been made under this agreement.

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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of September 30, 2024; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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

SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of September 30, 2024, no payments have been made under this agreement.
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
If the Company sublicenses its rights under the agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by the Company during the royalty term; provided, however, that for sublicense revenue the Company receives prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue. As of September 30, 2024, only the $1.2 million in aggregate milestone payments noted above have been made.
4.    STOCKHOLDERS’ EQUITY
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

March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, we mutually agreed with Cantor to terminate the Sales Agreement with respect to Cantor. Through and including May 10, 2024, shares of the Company's common stock sold under the agreement were offered and sold under the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, and the prospectus supplements thereto, the most recent of which was dated March 28, 2024 relating to the offering of up to $19.0 million of shares of the Company's common stock. From and after May 11, 2024, shares of the Company's common stock sold under the agreement were and will be offered and sold under the Company's shelf registration statement on Form S-3 (File No. 333-278380), the base prospectus included therein, originally filed with the SEC on March 29, 2024 and declared effective by the SEC on May 10, 2024, the prospectus supplement thereto dated May 10, 2024 relating to the offering of up to $18.1 million of shares of the Company's common stock, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement. During the nine months ended September 30, 2024 and 2023, the Company sold 93,247 and 176,113 shares of common stock, respectively, under this agreement for net proceeds of approximately $0.4 million and $1.7 million, respectively.
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
The warrant was allocated a value of $0.8 million using a Black-Scholes option pricing model based on the relative fair value method. The Black-Scholes model used the following assumptions: expected volatility: 85.91%; risk-free interest rate: 4.05%; expected dividend yield: 0%; and expected term: 5 years. The warrant was deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of September 30, 2024, no portion of the warrant has been exercised.
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

The warrants were allocated a value of $2.9 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 87.77%; risk-free interest rate: 4.29%; expected dividend yield: 0%; and expected term: 5.5 years. The warrants were deemed to be classified as equity and recorded within additional paid in capital on the 2023 consolidated balance sheet. As of September 30, 2024, none of the warrants have been exercised.
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
Summary of Warrant Activity
A summary of warrant activity during the nine months ended September 30, 2024 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2023,	1,268,572	$7.49	5.17	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable September 30, 2024,	1,268,572	$7.49	4.42	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. In June 2024, the Company's board of directors suspended the ESPP. There was no stock-based compensation related to the ESPP for the nine months ended September 30, 2024 or September 30, 2023.
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

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the nine months ended September 30, 2024. The exercise price of all options granted during the nine months ended September 30, 2024 was equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2024, unamortized stock-based compensation expense of approximately $2.8 million will be amortized over a weighted average period of 1.15 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of September 30, 2024 was 445,661.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding at December 31, 2023	788,569	$17.50	7.51	$—
Granted	224,530	5.48		—
Exercised	—	—		—
Cancelled/forfeited	(56,537)	11.81		—
Expired	(53,138)	19.97		—
Outstanding at September 30, 2024	903,424	$14.73	7.36	—
Exercisable at September 30, 2024	558,443	$17.20	6.53	—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's common stock exceeded the exercise price of the stock options at September 30, 2024 for those stock options for which the quoted market price was in excess of the exercise price.
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 was $4.16.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$200,231	$207,081	$623,752	$617,580
General and administrative	323,346	429,006	1,090,244	1,293,313
Total	$523,577	$636,087	$1,713,996	$1,910,893

6.     LEASED PROPERTIES
Clean Room Space
On July 24, 2024, the Company entered into a scope of work (the "SOW") with an unrelated third party for a controlled clean room space in Burlington, Massachusetts. The SOW will become effective upon the execution of an associated License and Services Agreement, which will govern the SOW. The term of the SOW is 22 months and is expected to commence on March 1, 2025. Upon execution of the SOW, the Company made a payment of approximately $459,000. Fixed payments will be due at the beginning of each calendar quarter and variable amounts related to support services will be due monthly based on services provided during the preceding month. The Company's total obligation in respect of the fixed payments due under the SOW is approximately $3.5 million. The SOW may be renewed each year and if renewed, the fixed payment amount may increase yearly by up to 5%.
General Office Space
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
MBI leased general office space in Lexington, Massachusetts. The lease for that space commenced on July 1, 2013. In February 2022, the Company entered into an amendment to extend the term of the lease for three years to December 31, 2025, subject to the landlord's right to terminate the lease on December 31, 2023, which right was exercised by the landlord in September 2022. MBI entered into a new lease for general office space and laboratory space in June 2023 that commenced on November 1, 2023 for three years, expiring on December 31, 2026, and resulted in an increase in operating lease liabilities and ROU assets of approximately $1.3 million in November 2023.
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
At September 30, 2024, the Company reported operating lease ROU assets of approximately $1.3 million in operating lease ROU assets in the condensed consolidated balance sheets.
Total operating lease costs were approximately $194,000 and $585,000 for the three and nine months ended September 30, 2024, respectively, and $125,000 and $409,000 for the three and nine months ended and September 30, 2023, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the condensed consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $160,000 and $479,000 for the three and nine months ended September 30, 2024, and $105,516 and $314,774 for the three and nine ended September 30, 2023, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. At September 30, 2024, operating leases had a weighted average remaining lease term of 2.67 years and a weighted average interest rate of 10.50%.

As of September 30, 2024, future minimum lease payments under the Company's operating leases are as follows:

Remainder of 2024	$137,000
2025	660,000
2026	680,000
2027	130,000
Total future minimum lease payments	1,607,000
Less: accreted interest	203,000
Total operating lease liabilities	$1,404,000
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
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

September 30, 2024
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(65,633)
Non-cash interest expense and interest payable associated with the sale of future royalties	666,015
Liability related to the sale of future royalties	$4,489,769
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
Pursuant to the XACIATO RPA, XOMA, at its sole cost and discretion, may repay in full and retire all of the Company's payment obligations to UiE under the Royalty Interest Agreement. If XOMA does so, no further amounts in respect of the Royalty Interest Agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the XACIATO RPA. As of April 29, 2024, the Company cannot elect to receive any additional funding from UiE under the Royalty Interest Agreement without XOMA’s prior written consent. In connection with the synthetic royalty purchase agreement, the Company granted to XOMA a security interest in certain product assets related to Ovaprene and Sildenafil Cream ( Note 7).
The $22.0 million the Company received from XOMA, less transaction costs of approximately $1.6 million, was allocated to the XACIATO RPA and recorded as other income on the Company's consolidated statements of operations in the second quarter of 2024. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.

9.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In each of July 2024 and 2023, the Company obtained financing for certain director and officer and other insurance premiums. The total premiums, taxes and fees financed each year was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreements and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. With respect to the financing obtained in July 2024, the Company will make monthly installment payments through April 20, 2025. With respect to the financing obtained in July 2023, the Company made monthly installment payments through April 20, 2024. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. As of September 30, 2024, the Company's remaining obligation for the financing obtained in July 2024 was approximately $0.4 million. As of December 31, 2023, the Company's remaining obligation for the financing obtained in July 2023 was approximately $0.3 million. The Company had no remaining obligations for the financing obtained in July 2023 as of September 30, 2024.
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 will be conducted within NICHD’s Contraceptive Clinical Trial Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD will each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. The Company made aggregate payments of $5.5 million to NICHD, $0.5 million of which was paid in July 2024 and $5.0 million of which was paid in prior years. The Company had no remaining obligation under the CRADA at September 30, 2024.
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
In December 2023, the Company received a notice of award of approximately $2.0 million for the "Phase II" segment of the project. The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $274,000 and $549,000 during the three and nine months ended September 30, 2024, respectively. At September 30, 2024, the Company recorded a receivable of approximately $92,000 for expenses incurred through such date that it believes are eligible for reimbursement under the grant. No receivable was recorded at December 31, 2023 as no expenses eligible for reimbursement were incurred through such date.
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
The Company recorded credits to research and development expense of approximately $32,000 and $113,000 for costs related to the NICHD award during the three and nine months ended September 30, 2023, respectively. The Company received aggregate reimbursements under the NICHD award of approximately $249,000 during the grant period, which ended in September 2023. No further funds are available under this award.
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
The Company recorded credits to research and development expense of approximately $17,000 and $285,000 for costs related to the NICHD award for the three and nine months ended September 30, 2024, respectively. The Company received aggregate reimbursements under the NICHD award of approximately $385,000 during the grant period, which ended in July 2024. No further funds are available under this award.
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

2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to $49.0 million to support the development of DARE-LARC1. The agreement, as amended, supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 in nonclinical proof of principle studies and other investigational new drug, or IND, enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans.
As of September 30, 2024, the Company has received a cumulative total of approximately $29.3 million in non-dilutive funding under the agreement, including $4.5 million during 2023 and $1.0 million during the three months ended June 30, 2024. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $0.8 million and $4.8 million for costs related to this award for the three and nine months ended September 30, 2024, respectively, and $2.5 million and $7.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded approximately $9.7 million and $13.5 million, respectively, of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT over the period of November 11, 2022 to February 29, 2024.
The Company received the full amount of the award in November 2022. The Company recorded credits to research and development expense of approximately $0 and $0.2 million for costs related to this award for the three and nine months ended September 30, 2024, respectively, and approximately $80,000 and $109,000 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded approximately $5,000 and $246,000 respectively, of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024.
The Company recorded credits to research and development expense of approximately $0.3 million and $0.7 million for costs related to this award for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company has recorded approximately $30,000 of deferred grant funding liability in the Company's condensed consolidated balance sheets.
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

The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	903,424	788,657	903,424	788,657
Warrants	1,268,572	833,875	1,241,818	833,875
Total	2,171,996	1,622,532	2,145,242	1,622,532
12.    SUBSEQUENT EVENTS
2024 Contraceptive Product Candidate Grant Agreement
On November 11, 2024, the Company entered into a grant agreement with the Foundation under which the Company was awarded a new grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. An initial payment of approximately $5.4 million is due to the Company in 2024. Additional payments are contingent upon the Company's achievement of specified development and reporting milestones during the term of the grant agreement, which extends through October 2026. The Company will track and report eligible expenses incurred to the Foundation.
ARPA-H Non-Dilutive Grant Award
On October 23, 2024, the Company entered into a subaward agreement with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell (the "CMF") under which the Company is entitled to receive funding of up to $10.0 million in milestone-based payments subject to the Company's achievement over an approximately 24-month period of specified research activities and objectives relating to the advancement of the Company's DARE-HPV development program, including commencement of a Phase 2 clinical study to evaluate the safety and preliminary efficacy of DARE-HPV for the clearance of high-risk HPV infection in women. The subaward agreement was the result of the Company's selection by the Advanced Research Projects Agency for Health (“ARPA-H”), an agency within the U.S. Department of Health and Human Services, as an awardee of ARPA-H's Sprint for Women’s Health, which was announced by First Lady Jill Biden in February 2024 as the first major deliverable of the White House Initiative on Women’s Health Research. The CMF is a consortium management firm that received funding from ARPA-H for the subaward agreement.
Equity Line
On October 21, 2024, the Company entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the purchase agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions in the Purchase Agreement are satisfied. In connection with entering into the purchase agreement, the Company issued 137,614 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder.

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
Business Overview
We are a biopharmaceutical company committed to advancing innovative products for women’s health. We are driven by a mission to identify, develop and bring to market a diverse portfolio of differentiated therapies that prioritize women's health and well-being, expand treatment options, and improve outcomes, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease and menopause. Our business strategy is to in-license or otherwise acquire the rights to differentiated product candidates in our areas of focus, some of which have existing clinical proof-of-concept data, to take those candidates through mid to late-stage clinical development or regulatory approval, and to establish and leverage strategic collaborations to achieve commercialization. We and our wholly-owned subsidiaries operate in one business segment.
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
Our product pipeline includes diverse programs that target unmet needs in women's health in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease and menopause, and aim to expand treatment options, enhance outcomes and improve ease of use for women. We are primarily focused on progressing the development of our existing portfolio of product candidates. However, we also explore opportunities to expand our portfolio by leveraging assets to which we hold rights or obtaining rights to new assets, with continued focus solely on women's health.
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
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of vulvar and vaginal atrophy associated with menopause; and
•DARE-HPV, a proprietary, fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of human papillomavirus (HPV)-related cervical diseases.
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
Our primary operations have consisted of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. We expect our research and development expenses will continue to represent the majority of our operating expenses for at least the next twelve months. Until we secure additional capital to fund our operating needs, we will focus our resources primarily on advancement of Ovaprene and Sildenafil Cream. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 and DARE-HPV programs, but we also expect such expenses will be supported, with respect to DARE-LARC1, through at least 2026 by non-dilutive funding provided under a grant agreement we entered into in June 2021, and with respect to DARE-HPV, through October 2026 by non-dilutive funding provided under a subaward agreement we entered into in October 2024.

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
Ovaprene® Program Update
In December 2023, we announced commencement of the multi-center, single arm, non-comparative, pivotal Phase 3 clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The study aims to enroll sufficient participants across approximately 20 study sites in the U.S. to have approximately 250 participants complete approximately 12 months (13 menstrual cycles) of use. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. Enrollment is currently proceeding at 10 study sites. Based on the current average enrollment rate, we anticipate that approximately 125 women, which is half of our target number of participants to complete the study, will complete approximately 6 months of Ovaprene use by the end of the second quarter of 2025. With the grant funds we expect to receive this year under the grant agreement we entered into in November 2024, we plan to add additional study sites, which we expect to accelerate the overall study timeline.
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
The Phase 3 study is being conducted under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, part of the NIH, and within NICHD’s Contraceptive Clinical Trial Network. We and NICHD will each provide medical oversight and final data review and analysis for the study and will work together to prepare the final report of the results of the study. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, all of which had been paid as of September 30, 2024. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. Depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be future costs associated with the study that are not reflected in the current budget under the CRADA. We and NICHD are in discussions regarding the CRADA, which may include discussing a mechanism to potentially provide for additional future payments by us in support of the Phase 3 study.

Sildenafil Cream, 3.6% Program Update
In 2023, we completed our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream, 3.6%, or Sildenafil Cream, in premenopausal women with FSAD and, in January 2024, we announced the successful completion of an end-of-Phase 2 meeting with the FDA. We and the FDA aligned on key elements of the Phase 3 program to support a new drug application, or NDA, filing, including confirming that FSAD is acceptable as an indication, the clinical trials can be conducted in a premenopausal-only FSAD population, and 12-weeks of blinded treatment to assess efficacy may be acceptable, provided that the trials are adequately powered for efficacy assessment. This is a shorter period of blinded treatment than the 24 weeks recommended in the FDA's 2016 draft guidance for industry on developing drugs for the treatment of low sexual interest, desire and/or arousal in women. Ongoing discussions with the FDA are focused on aligning on primary and secondary patient reported outcome endpoints for the Phase 3 pivotal trials of Sildenafil Cream, as well as additional information on data that may be needed in an NDA submission to appropriately qualify any ingredient (other than sildenafil) for the vaginal route of administration. We have also requested clarification on the safety database (size and duration exposure) that the FDA will require for an NDA submission. Initiating a Phase 3 study is contingent on aligning with the FDA regarding the foregoing. Based on FDA feedback we have received, two successful Phase 3 clinical studies of Sildenafil Cream will be required to support an NDA for Sildenafil Cream for the treatment of FSAD, and we anticipate that each Phase 3 study will be approximately $15.0 million in direct costs. We will take into account our capital resources before initiating a Phase 3 study.
Other Development Program Updates
We continue to work on the development of our other clinical and preclinical-stage programs, including:
•DARE-HRT1, conducting activities necessary to enable submission of an investigational new drug, or IND, application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1 for moderate-to-severe vasomotor symptoms;

•DARE-VVA1, conducting activities in preparation for a Phase 2 clinical study of DARE-VVA1 for moderate-to-severe dyspareunia based on our FDA-cleared IND;

•DARE-HPV, conducting activities necessary to enable submission of an IND application to the FDA for a Phase 2, randomized, placebo-controlled, double-blind clinical study of DARE-HPV for clearance of high-risk HPV infection in women, which will be supported with funding we receive as an ARPA-H Sprint for Women’s Health awardee (see “Recent Events” below); and

•DARE-PTB1, conducting activities necessary to enable submission of an IND application to the FDA for a Phase 1 clinical study.

We do not plan to commence the Phase 3 study of DARE-HRT1 until after we secure additional capital. See ITEM 1. "BUSINESS," in Part I of our 2023 10-K for additional information regarding our clinical and preclinical-stage programs.
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

Recent Events
2024 Contraceptive Product Candidate Grant Agreement
In November 2024, we entered into a grant agreement with the Bill & Melinda Gates Foundation, or the Foundation, under which we were awarded a new grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country (LMIC) settings who need or would prefer to use such a product to avoid an unplanned pregnancy. We will receive an initial payment under the grant agreement of approximately $5.4 million in 2024. Additional payments are contingent upon our achievement of specified development and reporting milestones during the term of the grant agreement, which extends through October 2026. For a description of material terms and conditions of the grant agreement, see Part II, Item 5 of this report.
ARPA-H Non-Dilutive Grant Award
In October 2024, we entered into a subaward agreement with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell under which we are entitled to receive up to $10.0 million in milestone-based payments subject to our achievement of specified research activities and objectives relating to advancement of our DARE-HPV program, including commencement of a Phase 2 clinical study to evaluate the safety and preliminary efficacy of DARE-HPV for the clearance of high-risk HPV infection in women, over an approximately 24-month period ending in October 2026. We anticipate that more than half of the award amount will become payable to us during the first 12 months of the performance period under the subaward agreement. The subaward agreement was the result of our selection by the Advanced Research Projects Agency for Health (ARPA-H), an agency within the U.S. Department of Health and Human Services, as an awardee of ARPA-H’s Sprint for Women’s Health, which was announced by First Lady Jill Biden in February 2024 as the first major deliverable of the White House Initiative on Women’s Health Research.
Equity Line
In October 2024, we entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the purchase agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions in the purchase agreement are satisfied. We refer to the date on which all such conditions are satisfied, as the Commencement Date. We agreed to file such a registration statement with the SEC on or before December 5, 2024.
From time to time after the Commencement Date, at our sole discretion, on any business day selected by us on which the closing sale price of our common stock is not below $0.50 per share, we may direct Lincoln Park to purchase up to 30,000 shares of our common stock (or up to 35,000 and 40,000 shares if the closing sale price of our common stock on the day on which we initiate a purchase is not below $5.00 or $7.50, respectively, subject to customary adjustments for stock splits and similar transactions) at a purchase price equal to the lower of (i) the lowest sale price of our common stock on the business day on which we initiate the purchase and (ii) the average of the three lowest closing sale prices of our common stock during the 10-business day period immediately preceding the business day on which we initiate the purchase. However, Lincoln Park’s maximum commitment in any single purchase may not exceed $500,000. In addition, we may also direct Lincoln Park to purchase other amounts of common stock as accelerated purchases and as additional accelerated purchases, subject to limits specified in the purchase agreement, at a purchase price per share calculated as specified in the purchase agreement, but in no case lower than the minimum price per share we stipulate in our notice to Lincoln Park initiating these purchases.

In addition, under applicable Nasdaq rules, we may not issue or sell to Lincoln Park under the purchase agreement more than 1,711,172 shares of our common stock, which we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the equity line agreement equals or exceeds $3.59 per share (which represents the lower of (A) the official closing price per share of our common stock on Nasdaq immediately preceding the signing of the purchase agreement and (B) the average official closing price of our common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the purchase agreement). We may also not sell shares to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 4.99% of our then outstanding shares of common stock, which limitation we refer to as the beneficial ownership cap. Lincoln Park, upon written notice to us, may increase the beneficial ownership cap to up to 9.99%. Any increase in the beneficial ownership cap will not be effective until the 61st day after such written notice is delivered to us.
In connection with entering into the purchase agreement, we issued 137,614 shares of our common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder.
Non-Compliance with Nasdaq Minimum Market Value of Listed Securities Requirement
On August 12, 2024, we received written notice from Nasdaq notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities, or MVLS, of $35.0 million that is required for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 days, or until February 10, 2025, to regain compliance with the minimum MVLS rule. We will regain compliance if at any time during the 180 day period, our MVLS closes at $35.0 million or more for a minimum of 10 consecutive business days. If we do not regain compliance prior to February 10, 2025, Nasdaq will notify us that our securities are subject to delisting, at which time we may appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that, if we were to appeal the delisting determination, such an appeal would be successful. We intend to actively monitor our MVLS and may, if appropriate, consider implementing available options to regain compliance with the minimum MVLS rule. There can be no assurance that we will be able to regain compliance with such rule or maintain compliance with any other listing requirements. See the risk factor titled, “If we fail to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock,” in Item 1A below.
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
All common stock share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the impact of the reverse stock split, without giving effect to whole shares issued in lieu of fractional shares. See Notes 2 and 4 to our condensed consolidated financial statements contained in this report for additional information.

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
Research and Development Expenses
The majority of our operating expenses during a fiscal year are research and development, or R&D, expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. R&D expenses consist primarily of:
•direct program costs, including:
◦expenses incurred under agreements with clinical research organizations (CROs), investigative sites and other third parties that assist in the conduct of our clinical trials and nonclinical studies and conduct other R&D and regulatory affairs activities on our behalf,
◦contract manufacturing expenses, primarily for the production of materials for use in our clinical trials and nonclinical studies,
◦transaction costs related to acquisitions of companies, technologies and related intellectual property, and other assets, and
◦milestone payments due to third parties under acquisition and in-licensing arrangements based on our product candidates' achievement of R&D and regulatory milestones specified therein, and
•indirect costs, including:
◦personnel-related costs, including salaries, bonuses, benefits, payroll taxes, and stock-based compensation expenses for employees engaged in R&D functions,
◦the costs of services performed by third parties, including consulting services,
◦facilities-related costs, including rent and maintenance costs, and insurance, depreciation, supplies, and miscellaneous expenses, and
◦costs related to travel, conference participation, service contracts, information technology, dues and subscriptions.
We recognize R&D expenses as they are incurred. External expenses are recognized based on our evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the amount of services that has been performed at each reporting date. Nonrefundable payments we make prior to the receipt of goods or services to be used in R&D are recognized as an expense as the related goods are delivered or services are performed. Milestone payments to third parties under acquisition, license, and option agreements are recognized as they are incurred or when we deem their incurrence to be probable.

At any one time, we are working on multiple programs at various stages of development. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each development program on an ongoing basis in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments, and our ongoing assessments as to the commercial potential of each product candidate. We generally track direct R&D costs on a specific basis and will present direct costs for our key development programs on a program-by-program basis. We plan to present direct costs for all other programs on a consolidated basis generally by stage of development. Specifically, we will present consolidated direct costs for (a) such programs that are in (i) advanced clinical development (Phase 2-ready to Phase 3), (ii) Phase 1 clinical development or that we believe are Phase 1-ready, and (iii) preclinical stage, and (b) other development programs. We do not track indirect costs on a program-by-program basis because those costs generally are deployed across multiple development programs.
Investment in the development of and seeking regulatory approval for our clinical-stage and Phase 1-ready product candidates and the development of any other potential product candidates we may advance into and through clinical trials in the pursuit of regulatory approvals, will increase our R&D expenses. Activities associated with the foregoing will require a significant increase in investment in regulatory support, clinical supplies, inventory build-up related costs, and the payment of success-based milestones to licensors. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher R&D expenses due to, among other factors, milestone payments.
Until the first commercial sale of XACIATO, we recognized contract manufacturing expenses associated with producing commercial supplies of XACIATO and costs of regulatory affairs activities related to XACIATO as R&D expenses. Following the first commercial sale of XACIATO, and during the interim period when we were the NDA holder of XACIATO and provided commercial supplies of XACIATO to Organon, those expenses were recognized as general and administrative expenses.
We recognize the Australian Research and Development Tax Incentive Program, or the Tax Incentive, as a reduction of R&D expenses. The amounts are determined based on our eligible R&D expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in our statements of operations as a reduction to R&D expenses (contra-R&D expense). For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding, to our consolidated financial statements contained in our 2023 10-K and Note 10, Grant Awards, to our condensed consolidated financial statements contained in this report. For the three and nine months ended September 30, 2024 and 2023, we recognized contra-R&D expense of approximately $1.5 million and $6.6 million, respectively, and $2.6 million and $7.3 million, respectively.
Conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not obtain regulatory approval for any product candidate on a timely or cost-effective basis, or at all. Our future R&D expenses and the probability of success of our product candidates may be affected by numerous factors, including the number, scope, rate of progress, expense, and results of our clinical trials and nonclinical R&D activities, the countries in which our clinical trials are conducted, the phase of clinical development of our product candidates, the cost and timing of manufacturing our product candidates, our ability to scale up manufacturing as needed to support later-stage clinical trials and, if approved, commercialization of our product candidates, the extent of changes in government regulation and regulatory guidance relating to development and approval of our product candidates, the timing, receipt, and terms of any clearances to conduct clinical trials and any marketing approvals from applicable regulatory authorities, competition and commercial viability of our product candidates, the extent to which we establish and maintain intellectual property rights, the extent to which we establish and maintain license, collaboration, or other arrangements. As a result, we cannot accurately determine the duration and completion costs of development projects or if, when and to what extent we will generate revenue from the commercialization of any of our product candidates.

License Fee Expenses
License fee expenses consist of up-front license fees and annual license fees due under our in-licensing arrangements.
Royalty Expenses
Royalty expenses consist of product sales-based payments we owe to upstream licensors.
General and Administrative Expenses
General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, commercial-readiness expenses, and milestone expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Commercial-readiness expenses consist of consultant and advisor costs. Milestone expenses consist of amounts that become due to third parties under our in-license or other agreements under which we acquired rights to technology or other intellectual property we use in a product based on the product's achievement of commercial milestones specified therein.
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

Results of Operations
We recorded a net loss of approximately $4.7 million and net income of approximately $1.5 million for the three and nine months ended September 30, 2024, respectively, as compared to a net loss of approximately $8.3 million and approximately $25.1 million for the three and nine months ended September 30, 2023, respectively. Our net income (loss) for the three and nine months ended September 30, 2024 was positively impacted by the approximately $20.4 million of net proceeds we received from the sale in April 2024 of our rights to future royalty and milestone payments and revenue to XOMA. See “—Royalty Monetization Transactions—Traditional and Synthetic Royalty Purchase Agreements with XOMA,” above.
Comparison of Three Months Ended September 30, 2024 and 2023 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue
License fee revenue	$—	$1,000,000	$(1,000,000)	(100)%
Royalty revenue	41,691	—	41,691	100%
Total revenue	41,691	1,000,000	(958,309)	(96)%
Operating expenses
General and administrative expenses	2,041,268	2,696,779	(655,511)	(24)%
Research and development expenses	2,656,772	6,674,636	(4,017,864)	(60)%
License fee expenses	25,000	25,000	—	—%
Total operating expenses	4,723,040	9,396,415	(4,673,375)	(50)%
Loss from operations	(4,681,349)	(8,396,415)	3,715,066	(44)%
Other income (expense)	(21,152)	97,319	(118,471)	(122)%
Net loss	(4,702,501)	(8,299,096)	3,596,595	(43)%
Other comprehensive income (loss)
Foreign currency translation adjustments	22,935	(15,030)	37,965	(253)%
Comprehensive loss	$(4,679,566)	$(8,314,126)	$3,634,560	(44)%
Revenues
Revenues for the three months ended September 30, 2024 and 2023 related to our license agreement with Organon to commercialize XACIATO.
General and administrative expenses
The decrease of approximately $0.7 million in general and administrative expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to decreases in (i) professional services expense of approximately $0.3 million, (ii) commercial readiness expenses of approximately $0.2 million, (iii) stock-based compensation expense of approximately $0.1 million, and (iv) general corporate overhead expense which includes rent and facilities costs and insurance expense of approximately $26,000.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Direct program costs:
Ovaprene	$1,940,536	$1,420,103	$520,433	37%
Sildenafil Cream, 3.6%	(60,905)	2,825,128	(2,886,033)	(102)%
Other advanced clinical stage programs	139,352	805,108	(665,756)	(83)%
Phase 1 and Phase 1-ready clinical stage programs *	(222,293)	377,258	(599,551)	(159)%
Preclinical stage programs *	(651,118)	(216,193)	(434,925)	201%
Other development programs	1,206	33,392	(32,186)	(96)%
Total direct program costs	1,146,778	5,244,796	(4,098,018)	(78)%
Indirect costs:
Personnel-related (including stock compensation)	1,453,823	1,235,978	217,845	18%
Outside services (including consulting)	(4,022)	5,559	(9,581)	(172)%
Facilities-related (including depreciation)	16,711	23,054	(6,343)	(28)%
Other indirect R&D costs	43,482	165,249	(121,767)	(74)%
Total indirect R&D costs	1,509,994	1,429,840	80,154	6%
Total R&D expenses	$2,656,772	$6,674,636	$(4,017,864)	(60)%
* Includes contra R&D expenses related to grant funding and/or the Australian Research and Development Tax Incentive Program.
The decrease in R&D expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to a decrease in costs related to development activities for Sildenafil Cream as a result of the completion of the Phase 2b RESPOND clinical study completed in June 2023, partially offset by increases in costs related to our ongoing pivotal Phase 3 clinical trial of Ovaprene and manufacturing and regulatory affairs activities for Ovaprene.
License fee expenses
For each of the three months ended September 30, 2024 and September 30, 2023, we accrued $25,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.

Other income (expense)
The decrease of approximately $0.1 million in other income for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to a decrease in interest earned on cash balances in the current period.
Comparison of Nine Months Ended September 30, 2024 and 2023 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue
License fee revenue	$—	$1,000,000	$(1,000,000)	(100)%
Royalty revenue	73,431	—	73,431	100%
Total revenue	73,431	1,000,000	(926,569)	(93)%
Operating expenses
General and administrative expenses	7,159,979	8,954,877	(1,794,898)	(20)%
Research and development expenses	10,894,066	17,738,543	(6,844,477)	(39)%
Royalty expenses	7,674	—	7,674	100%
License fee expenses	75,000	75,000	—	—%
Total operating expenses	18,136,719	26,768,420	(8,631,701)	(32)%
Loss from operations	(18,063,288)	(25,768,420)	7,705,132	(30)%
Other income (expense)
Sale of royalty and milestone rights, net	20,379,376	—	20,379,376	100%
Other income (expense), net	(863,289)	664,591	(1,527,880)	(230)%
Net income (loss)	$1,452,799	$(25,103,829)	$26,556,628	(106)%
Other comprehensive loss
Foreign currency translation adjustments	(1,729)	(68,186)	66,457	(97)%
Comprehensive income (loss)	$1,451,070	$(25,172,015)	$26,623,085	(106)%

Revenues
Revenues for the nine months ended September 30, 2024 and 2023 related to our license agreement with Organon to commercialize XACIATO.
General and administrative expenses
The decrease of approximately $1.8 million in general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to decreases in (i) commercial-readiness expenses of approximately $0.5 million, (ii) personnel costs of approximately $0.4 million due to reduced headcount, (iii) a one-time fraud loss in the first quarter of 2023 of approximately $0.2 million, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, (iv) professional services expense of approximately $0.2 million, (v) stock-based compensation expense of approximately $0.2 million, and (vi) general corporate overhead expense, which includes rent and facilities costs and insurance expense, of approximately $0.2 million.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Direct program costs:
Ovaprene	$7,103,894	$2,221,831	$4,882,063	220%
Sildenafil Cream, 3.6%	1,105,605	7,417,777	(6,312,172)	(85)%
Other advanced clinical stage programs	934,656	2,509,921	(1,575,265)	(63)%
Phase 1 and Phase 1-ready clinical stage programs *	(228,952)	1,947,029	(2,175,981)	(112)%
Preclinical stage programs *	(2,809,707)	(1,188,548)	(1,621,159)	136%
Other development programs	24,132	139,039	(114,907)	(83)%
Total direct program costs	6,129,628	13,047,049	(6,917,421)	(53)%
Indirect costs:
Personnel-related (including stock compensation)	4,555,077	4,335,854	219,223	5%
Outside services (including consulting)	543	28,557	(28,014)	(98)%
Facilities-related (including depreciation)	60,344	64,439	(4,095)	(6)%
Other indirect R&D costs	148,474	262,644	(114,170)	(43)%
Total indirect R&D costs	4,764,438	4,691,494	72,944	2%
Total R&D expenses	$10,894,066	$17,738,543	$(6,844,477)	(39)%
* Includes contra R&D expenses related to grant funding and/or the Australian Research and Development Tax Incentive Program.

The decrease in R&D expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to a decrease in costs related to development activities for Sildenafil Cream as a result of the completion of the Phase 2b RESPOND clinical study completed in June 2023, partially offset by increases in costs related to our ongoing pivotal Phase 3 clinical trial of Ovaprene and manufacturing and regulatory affairs activities for Ovaprene.
Royalty expenses
Royalty expenses for the nine months ended September 30, 2024 related to our license agreement with MilanaPharm and our royalty interest financing agreement with UiE. There were no royalty expenses for the nine months ended September 30, 2023 because we did not recognize any royalty revenue during that period.
License fee expenses
For each of the nine months ended September 30, 2024 and September 30, 2023, we accrued $75,000 of the $100,000 annual license maintenance fee payable under our license agreement related to DARE-HRT1.
For further discussion of these license fees, see Note 3 to our condensed consolidated financial statements contained in this report.
Other income (expense)
Sale of royalty and milestone rights, net
The increase of $20.4 million in other income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to the proceeds received in April 2024 under the Royalty Purchase Agreements we entered into with XOMA, $22.0 million of which was recorded as income, net of approximately $1.6 million in transaction costs.

Other income (expense), net
The decrease of $1.5 million in other income (expense) for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a loss on the disposal of a fixed asset of $0.6 million, interest expense related to the Royalty Interest Agreement in the current period of approximately $0.6 million, and decreased interest earned on cash balances in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations and, although we reported net income and positive cash flow from operations for the nine months ended September 30, 2024 as a result of approximately $20.4 million of net proceeds we received from the sale in April 2024 of our rights to future royalty and milestone payments and revenue, we expect significant losses from operations, net losses and negative cash flows from operations for at least the next several years as we continue to develop and seek to bring to market our product candidates. At September 30, 2024, our accumulated deficit was approximately $169.8 million, our cash and cash equivalents were approximately $11.2 million, and our working capital was approximately $1.8 million. Based on our current operating plan estimates, we do not have sufficient cash to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements, even after taking into account the non-dilutive funding we expect to receive under our October 2024 grant agreement with the Foundation and as an October 2024 awardee of ARPA-H’s Sprint for Women’s Health and the additional capital we may raise under the equity line arrangement we established in October 2024. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Our cash and cash equivalents at September 30, 2024 includes funds received under our grant agreements related to DARE-LARC1 and bacteria-based live biotherapeutic product development, and such funds may be applied solely toward direct costs of such matters, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. For additional information about these grant agreements, see "—Deferred Grant Funding" and "—Grant Agreements," below.
The majority of our operating expenses during a fiscal year are R&D expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. In large part, we can control the pace of advancement of our development programs and therefore, we can control the timing of when we incur most of our R&D expenses. We expect our primary uses of capital to be staff-related expenses, the cost of clinical trials and regulatory activities related to our product candidates, costs associated with contract manufacturing services and third-party clinical R&D services, payments to third-party licensors upon the occurrence of development milestones for our product candidates pursuant to terms of the agreements under which we acquired or in-licensed rights to those programs, legal expenses, other regulatory expenses and general overhead costs. Our future funding requirements could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator. We anticipate our general and administrative expenses for 2024 will be less than our general and administrative expenses for 2023.
We closely monitor our cash resources and we implemented cost-savings measures in 2024, primarily by controlling our spend on R&D activities related to clinical-stage programs other than Ovaprene and Sildenafil Cream. Our R&D expenses for the remainder of 2024 and into 2025, until we secure additional capital to fund our operating needs, will continue to be primarily associated with our ongoing pivotal Phase 3 clinical study of Ovaprene and with advancing Sildenafil Cream toward a Phase 3 clinical study. However, we plan to continue to advance preclinical development of DARE-LARC1, the costs of which are being supported by grant funding, and, with the support of ARPA-H’s Sprint for Women’s Health funding, to advance development of DARE-HPV toward a Phase 2 clinical study. Based on anticipated costs for two Phase 3 studies of Sildenafil Cream, we will need to raise significant additional capital to advance Sildenafil Cream through Phase 3 development. We currently anticipate our R&D expenses for 2024 will be less than our R&D expenses for 2023.

Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions. We will continue to evaluate and may pursue a variety of capital raising options on an on-going basis, including sales of equity (including sales of our common stock under our equity line arrangement and in ATM offerings), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements. Many aspects of our ability to obtain additional capital are not entirely within our control and there can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Our ability to raise capital through sales of our common stock will depend on a variety of factors including, among others, market conditions, the trading price and volume of our common stock, our clinical and commercial developments, and investor sentiment. In addition, macroeconomic factors and volatility in the financial market, which may be exacerbated in the short term by concerns over inflation, interest rates, economic recession, adverse developments affecting financial institutions or the financial services industry, impacts of the wars in Ukraine and the Middle East, strained relations between the U.S. and several other countries, and social and political discord and unrest in the U.S., among other things, may make equity or debt financings more difficult, more costly or more dilutive to our stockholders, and may increase competition for, or limit the availability of, funding from other potential third-party sources of capital, such as strategic collaborators and sources of grant funding. In addition, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. If we raise capital through collaborations, structured financings, strategic alliances or other similar types of arrangements, we may be required to relinquish some or all of our rights to potential revenue or to intellectual property rights for our product candidates on terms that are not favorable to us.
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
Deferred Grant Funding
We have received substantial funding under grant agreements with the Foundation, and we generally receive funds under those agreements before we incur the eligible expenses. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our consolidated balance sheets. Our deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. As of September 30, 2024, our deferred grant funding liability was approximately $9.8 million, which primarily consisted of unspent funds for the DARE-LARC1 program. For more information about our grant agreements, see "—Grant Agreements" below, Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding to our consolidated financial statements in our 2023 10-K, and Note 10, Grant Awards-Other Non-Dilutive Grant Funding and Note 12, Subsequent Events to our condensed consolidated financial statements contained in this report.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$167,637	$(30,677,749)
Net cash used in investing activities	(10,197)	(22,099)
Net cash provided by financing activities	565,842	10,327,852
Effect of exchange rate changes on cash and cash equivalents	(1,729)	(68,185)
Net increase (decrease) in cash and cash equivalents	$721,553	$(20,440,181)
Net cash provided by (used in) operating activities
Cash provided by operating activities for the nine months ended September 30, 2024 included net income of $1.5 million, increased by non-cash stock-based compensation expense of approximately $1.7 million. Components providing operating cash were a decrease in prepaid expenses of approximately $2.9 million, a decrease in other receivables of approximately $0.4 million, and an increase in interest payable of approximately $0.4 million. Components reducing operating cash were a decrease in deferred grant funding of approximately $4.0 million, a decrease in accounts payable of approximately $2.3 million, a decrease in accrued expenses of approximately $1.2 million, and a decrease in deposits of approximately $57,000.
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
Net cash used in investing activities
Net cash used in investing activities in each of the nine months ended September 30, 2024 and September 30, 2023 was de minimis. Our investing activities consisted primarily of purchases of property and equipment.
Net cash provided by financing activities
Cash provided by financing activities for the nine months ended September 30, 2024 was approximately $0.6 million and primarily consisted of proceeds from (i) the financing of certain director and officer and other liability insurance premiums, and (ii) the sale of our common stock under our ATM sales agreement, partially offset by payments on the insurance financing payable.
Cash provided by financing activities for the nine months ended September 30, 2023 was approximately $10.3 million and primarily consisted of proceeds from (i) the sale of our common stock and warrants in the registered direct offering completed in September 2023, (ii) sales of our common stock under our ATM sales agreement, (iii) the exercise of warrants, and (iv) the financing of certain director and officer and other liability insurance premiums.

License and Royalty Agreements
We agreed to make royalty and milestone payments, and in some cases annual license fee payments, under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream and under other agreements related to our other clinical and preclinical candidates. During the fourth quarter of 2024, based on our current expectations regarding the development of our product candidates, we expect approximately $1.0 million of such payments to upstream licensors to become payable. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 to our condensed consolidated financial statements contained in this report.
Grant Agreements
We have received substantial funding under grant agreements with the Foundation, and we generally receive funds under those agreements before we incur the eligible expenses. Unspent grant funds are recorded as deferred grant funding liability in our consolidated balance sheets and our deferred grant funding liability as of September 30, 2024 primarily consisted of unspent grant funds for the DARE-LARC1 program. For more information, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding to our consolidated financial statements in our 2023 10-K, and Note 10, Grant Awards-Other Non-Dilutive Grant Funding and Note 12, Subsequent Events to our condensed consolidated financial statements contained in this report.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2024 at the reasonable assurance level.
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
The grants and other non-dilutive funding awards supporting several of our development programs do not guarantee that the pre-clinical or clinical development work being funded will be successful or that we will be able or will choose to fund the additional development work that will be required in the future to advance the product candidates toward regulatory approval.
The grants supporting pre-clinical development of DARE-LARC1, DARE-LBT, and activities to aid in the identification and development a novel non-hormonal intravaginal contraceptive candidate, and the ARPA-H funding we expect to receive in support of DARE-HPV’s development do not guarantee that pre-clinical or, as applicable, clinical development will be successful, or, even if we are successful with all specified development activities, that we will be able or will choose to fund the additional clinical and nonclinical development work that will be required in the future to advance the product candidates toward regulatory approval. Further, the grant agreements or other non-dilutive funding award agreements supporting these development programs generally feature milestone-based payments and there is no assurance that we will be able to achieve or otherwise demonstrate satisfaction of the specified development and reporting milestones required to receive future payments under the agreements. Additionally, the counterparties to these agreements may modify, suspend, discontinue payment of funds or terminate the agreements in certain circumstances largely in their discretion. Accordingly, we may never receive future payments under these agreements or realize the full potential amount of the grant or other funding award.
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

Our common stock is listed on The Nasdaq Capital Market. On August 12, 2024, we received written notice from Nasdaq notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities, or MVLS, of $35.0 million that is required for continued listing on The Nasdaq Capital Market. The notice has no effect at this time on the listing of our common stock on The Nasdaq Capital Market.

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
The sale of our common stock in ATM offerings or under our equity line arrangement may cause substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the price of our common stock to decline.
We have used at-the-market, or ATM, offerings to fund a significant portion of our operations in prior years, and we may continue to use ATM offerings to raise additional capital in the future. For example, in 2021, we sold an aggregate of approximately 3.0 million shares of our common stock in ATM offerings. We sold substantially fewer shares in ATM offerings in 2022 and 2023 and to-date in 2024, however, we may sell significant amounts of shares in ATM offerings again in the future. In addition, we may sell up to $15.0 million in shares of our common stock under our equity line arrangement. The purchase price for the shares we may sell under our equity line arrangement will vary based the market price of our common stock at the time we initiate a sale. While sales of shares of our common stock in ATM offerings and under our equity line arrangement may enable us to raise capital at a lower cost compared with other types of equity financing transactions; such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a)     On November 11, 2024, we entered into a grant agreement with the Foundation under which we were awarded a new grant of up to approximately $10.7 million (the “Grant”) to support (i) expansion of the number of study sites in our ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in LMIC settings who need or would prefer to use such a product to avoid an unplanned pregnancy. The term of the grant agreement is November 11, 2024 to October 31, 2026 (the “Grant Period”). An initial payment of approximately $5.4 million is due to us in 2024. Additional payments are contingent upon our achievement of specified development and reporting milestones during the Grant Period.

Under the grant agreement, we agreed to make the Funded Developments available and accessible at an affordable price to people most in need within developing countries, or in support of the U.S. educational system and public libraries, as applicable, and to promptly and broadly disseminate the knowledge and information gained from the project funded by the Grant (the “Global Access Commitment”). Under the grant agreement, “Funded Developments” means the products, services, processes, technologies, materials, software, data, other innovations, and intellectual property resulting from the project funded by the Grant. In connection with the Global Access Commitment, we also granted the Foundation a nonexclusive, perpetual, irrevocable, worldwide, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, create derivative works, publicly perform, and display Funded Developments and essential background technology (the “Humanitarian License”). We are required to ensure that the Humanitarian License survives the assignment or transfer of Funded Developments and essential background technology. If we demonstrate to the satisfaction of the Foundation that the global access contemplated by the Global Access Commitment can best be achieved without the Humanitarian License, the Foundation and Daré will make good faith efforts to modify or terminate the Humanitarian License, as appropriate.

The Foundation may modify, suspend, or discontinue any payment of grant funds or terminate the grant agreement if (a) the Foundation is not reasonably satisfied with our progress on the project funded by the Grant, (b) there are significant changes to our leadership or other factors that the Foundation reasonably believes may threaten the project’s success, (c) there is a change in control of Daré, (d) there is a change in our tax status, or (e) we fail to comply with the grant agreement. Any funds we receive under the grant agreement, and any interest or other income generated thereby, that are not used or committed for use in accordance with the grant agreement must be returned promptly to the Foundation upon the expiration or termination of the grant agreement.

The foregoing description of the grant agreement does not purport to be complete and is qualified in its entirety by reference to the grant agreement, a copy of which we intend to file as an exhibit to our annual report on Form 10-K for the fiscal year ending December 31, 2024, with certain private or confidential provisions or terms omitted.
(b)     None.

(c)     During the period from July 1, 2024 to September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Daré Bioscience, Inc.

Date: November 14, 2024	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2024	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)