Form 10-K
period 2024-12-31
Dare Bioscience, Inc.
filed 2025-03-31
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $33,967,214 based on the closing price of the registrant's common stock as reported on the Nasdaq Capital Market on such day. This excludes shares of common stock held by affiliates on such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power directly, or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The determination of affiliate status for this purpose may not be conclusive for other purposes.

As of March 28, 2025, there were 8,850,386 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Daré Bioscience, Inc. and Subsidiaries
Form 10-K – ANNUAL REPORT
For the Fiscal Year Ended December 31, 2024

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
•Inability to enter into arrangements with outsourcing facilities on commercially reasonable terms required to compound and distribute the compounded drugs that we seek to make available under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA;
•The removal of sildenafil citrate or any other bulk drug substance needed to compound the compounded drugs that we seek to make available under Section 503B of the FDCA from the FDA’s list of bulk drug substances that can be compounded under Section 503B of the FDCA;
•The performance of third parties on which we will rely to bring to market, or assist us in bringing to market, compounded drugs;
•A change in regulatory requirements related to compounded drugs under Section 503B of the FDCA;
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
•A change in regulatory requirements for our product candidates, including the development pathway pursuant to Section 505(b)(2) of the FDCA, or the FDA's 505(b)(2) pathway;
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
Overview
We are a biopharmaceutical company driven by a mission to challenge the status quo, making women's health a priority. We exist to accelerate innovation in women’s health and we believe that innovation does not have to start from scratch. With growing awareness around menopause, sexual health, and vaginal health, the conversation is shifting, but access to real, evidence-based solutions still lags behind. We continuously hear from healthcare providers, researchers, and women themselves about the urgent need for access to evidence-based treatment options. Our goal is to fulfill that need by bringing to market as soon as practicable innovative evidence-based treatment solutions that address decades of unmet needs in women’s health and enhance outcomes and convenience, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause - areas in women's health that we believe represent compelling and meaningful market opportunities. The solutions we aim to bring to market will primarily be available only with a physician’s prescription – either as an FDA-approved product or as a compounded drug under Section 503B of the FDCA. We may also bring to market consumer health products that can be obtained without a physician’s prescription.
We began assembling our diverse portfolio of assets in 2017 through acquisitions, exclusive in-licenses and other collaborations. The first FDA-approved product to emerge from our portfolio is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). We achieved FDA approval of XACIATO three years after acquiring rights to the program. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023 and, in January 2024, Organon announced that XACIATO was available nationwide. As described below, to provide funding for the development of the product candidates in our pipeline, in April 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon, net of our obligations to certain third parties, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study. The most advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study, whose U.S. commercial rights are under a license agreement with Bayer; Sildenafil Cream, 3.6%, a novel cream formulation of sildenafil, the active ingredient in Viagra®, for the treatment of female sexual arousal disorder (FSAD); and DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes.
As discussed in more detail below, because we believe women should not have to wait for needed medical treatment solutions, we are expanding our business strategy to include 503B compounding as a dual-path approach to bring some of our proprietary formulations to market as soon as practicable while we continue to pursue FDA approval of our product candidates. 503B compounding refers to the production and supply of compounded drugs by 503B-registered outsourcing facilities without patient-specific prescriptions in accordance with Section 503B of the FDCA. We are taking action to utilize 503B compounding to bring our proprietary Sildenafil Cream formulation to market, and we are targeting to make it available in the fourth quarter of 2025. In parallel, we will continue to pursue FDA approval of Sildenafil Cream as a treatment for FSAD. Bringing our proprietary Sildenafil Cream formulation to market via 503B compounding will not impact the regulatory process or commercial opportunity for an FDA-approved Sildenafil Cream product. Rather, if successful, 503B compounding will be a source of revenue from existing assets that is non-dilutive to our stockholders.

Our Strategy
Our business strategy is to in-license or otherwise acquire the rights to intellectual property and know how that enables us to develop and bring to market differentiated evidence-based solutions that we believe can address unmet needs in women’s health and enhance outcomes and convenience, and that represent compelling and meaningful market opportunities. Certain assets we have in-licensed have existing clinical proof-of-concept data or an established safety profile for the active pharmaceutical ingredient that we seek to leverage. We may pursue regulatory approval of a product candidate through clinical development or, if the active pharmaceutical ingredient is on the FDA’s list of bulk drug substances for which there is a clinical need, we may seek to bring it to market under Section 503B of the FDCA. In certain circumstances, as discussed in more detail below with respect to our proprietary Sildenafil Cream formulation, we may pursue both pathways. We believe having alternative pathways allows us to bring solutions to market as soon as practicable and optimizes access for women in a fiscally responsible manner.
We are primarily focused on progressing the development and achieving commercialization of our existing portfolio of product candidates. However, we also explore opportunities to expand our portfolio through both business development activities that may result in acquiring, or acquiring access to, new intellectual property rights and know how through in-licensing or other collaborative arrangements, and leveraging platform technology assets we previously acquired or in-licensed from third parties that can be modified with different active pharmaceutical ingredients to address multiple indications. As with our current portfolio, we seek innovations in women’s health that have (a) attractive market opportunities with the potential to address an unmet need, including through new formulations, manners of application or delivery methods of well-known drug substances that result in novel product candidates customized for women, (b) human proof-of-concept clinical data previously generated by third parties, (c) potential to utilize the FDA's 505(b)(2) pathway, and/or (d) potential to become a first-in-category or first-line product. We consider a candidate to have potential to become a “first-in-category” product when we believe that, if the candidate were to successfully complete clinical development and receive marketing approval for the use for which it is being developed, or for which we anticipate developing it, the product would address a need in women’s health that is not being met by existing FDA-approved products.
Key elements of our business strategy are as follows:
•Accelerate innovation in women’s health and bring our proprietary formulations and other assets to market as soon as practicable utilizing all available pathways for the asset, including as a compounded drug under Section 503B of the FDCA, as an FDA-approved product, or as a consumer health product that does not require a physician’s prescription.
•Advance clinical development of the product candidates in our portfolio through mid- to late-stage clinical development or regulatory approval. In 2024, we continued to make important progress in the clinical development of our product candidates, including with ongoing enrollment in the pivotal Phase 3 study of Ovaprene.
•Explore opportunities to expand our portfolio, with evidence-based solutions for women’s health as our sole focus. While simultaneously advancing our current portfolio, we intend to continue to identify other important areas of unmet need in women’s health and to explore opportunities to build our portfolio by acquiring or in-licensing new programs or leveraging assets we previously acquired or in-licensed to create new programs that meet our selection criteria.
•Pursue strategic collaborations to fund our business, enhance our development and commercialization capabilities, and/or commercial offerings, optimizing for access in a fiscally responsible manner. With respect to our product candidates, we intend to develop and maintain strategic relationships with commercial-stage companies that are leaders or emerging leaders in women’s health, as well as with other entities, where we believe such collaborations will help fund our business or accelerate or otherwise improve upon our clinical development and regulatory strengths and/or product manufacturing, and commercialization capabilities. With respect to 503B compounding, we intend to develop and maintain relationships with Section 503B-registered outsourcing facilities to help bring our proprietary formulations to market. Examples of strategic collaborations to date include our license agreement with Organon to commercialize XACIATO, and our license agreement with Bayer to commercialize Ovaprene, if approved and the license becomes effective.
•Seek non-dilutive sources of funding to support product development. We intend to advance development of our product candidates through a variety of means, including through non-dilutive funding and potential revenue from 503B compounding. To date, we have received non-dilutive funding from federal government agencies and/or a private foundation to support various aspects of our research and development activities, from preclinical discovery to a Phase 3 clinical study, for eight of our programs. We intend to continue to explore grants and other forms of non-dilutive funding to support development of our product candidates.

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
In 2022, we licensed to Organon exclusive worldwide rights to develop, manufacture and commercialize XACIATO. See "Strategic Agreements for Product Commercialization" below for further discussion of the terms of our agreement with Organon. We remained the NDA holder of XACIATO until December 2023, at which time the NDA was transferred by the FDA to Organon, and Organon assumed all manufacturing responsibilities, regulatory and compliance matters. Organon is also responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023, and, in January 2024, announced that XACIATO was available nationwide. As described below, to provide funding for the development of the product candidates in our pipeline, in April 2024, we sold to XOMA our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon, net of our obligations to certain third parties, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon. See below under "Royalty Monetization Transactions" for additional details.
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
Ovaprene is a novel, investigational hormone-free monthly intravaginal contraceptive designed to be worn conveniently over multiple weeks (one menstrual cycle) that currently is being evaluated in a pivotal Phase 3 clinical study. Based on the results of our pre-pivotal postcoital test, or PCT, clinical trial, as discussed below, we believe Ovaprene has the potential to achieve “typical use” contraceptive efficacy in the range of approximately 86% to 91% at 6-months, which approaches the approximately 93% typical use efficacy at 12-months of current FDA-approved non-implanted, non-injected hormonal contraceptive methods (pills, patches and vaginal rings). Typical use contraceptive efficacy refers to the expected rate of pregnancy prevention during the first year of actual use of a method, including sometimes using the method in a way that is not correct or not consistent. Ovaprene features a proprietary knitted polymer barrier to physically block sperm from entering the cervical canal within a silicone-reinforced ring that releases non-hormonal agent ferrous gluconate to impede sperm motility. Unlike current FDA-approved monthly intravaginal contraceptives, Ovaprene does not contain hormones, but, consistent with those monthly intravaginal contraceptives, including Merck’s NuvaRing®, Ovaprene is designed to be a “one size fits most”

monthly, self-administered product. If approved, Ovaprene could be the first hormone-free, monthly contraceptive option for women.
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
Clinical Data
In a PCT pilot clinical study conducted by the previous sponsor in 20 women and published in The Journal of Reproductive Medicine® in 2009, Ovaprene demonstrated the ability to immobilize sperm and prevent their progression into the cervical mucus. The study also demonstrated the acceptability of the device to both partners. No colposcopic abnormalities, no significant changes in vaginal flora and no serious adverse effects were observed.
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
Ovaprene use did not result in cervicovaginal irritation or adverse effects on resident vaginal microbiota, and did not impact transitions from a Lactobacillus-dominated community state type to an anaerobic, diverse vaginal microbiota community state type IV. Use of Ovaprene resulted in meeting the prespecified criterion for contraceptive effect by all participants during all postcoital test cycles. The safety and PCT results from this study were published in the peer-reviewed journal Contraception, an international reproductive health journal and the official journal of the Society for Family Planning.
PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness. Infertility research suggests that higher rates of pregnancy are associated with PMS per HPF of from greater than one to greater than 20 PMS, and less than five PMS per HPF is considered indicative of contraceptive effectiveness. In a peer-reviewed article published in the journal Biology of Reproduction that analyzed the use of PCT studies in the development of vaginal contraceptives, the authors observed, for instance, that Lea’s Shield and the Ortho and Caya diaphragms had 0 PMS/HPF in their respective PCT studies and six-month typical use failure rates in contraceptive effectiveness trials of 8.7, 7.9, and 12.5%, respectively. The article concluded that, although ultimate contraceptive efficacy is influenced by the ease and convenience of use of a product, along with patient compliance, a PCT study of a test product can be predictive of contraceptive effectiveness, and PCT results similar to results seen with products such as Lea’s Shield and the Ortho and Caya diaphragms is the best indicator of likely success of the test product in a contraceptive effectiveness study.

Pivotal Phase 3 Clinical Study
In December 2023, we announced commencement of the multi-center, single arm, non-comparative, pivotal Phase 3 clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The study aims to enroll sufficient participants across approximately 20 study sites in the U.S. to have approximately 250 participants complete approximately 12 months (13 menstrual cycles) of use. Based on typical dropout rates for contraceptive efficacy studies, we will seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. Twenty clinical research sites from within the Eunice Kennedy Shriver National Institute of Child Health and Human Development's (NICHD) Contraceptive Clinical Trials Network (CCTN) were trained on the protocol and were initiated to start screening and enrolling participants in late 2023 and early 2024. Currently, there are 15 active NICHD CCTN sites following enrolled participants in the study. Enrollment is currently proceeding at five study sites that were initiated in 2025, funded by a grant we received in 2024 from the Gates Foundation, or the Foundation, to accelerate the overall study timeline. We anticipate that approximately 125 women, which is half of our target number of participants to complete the study, will complete approximately six months of Ovaprene use by the end of the second quarter of 2025. This is a designated check point for review of interim data by the study's data safety monitoring board, or DSMB, an independent group of experts which evaluates the safety and integrity of the study.
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
The Phase 3 study is being conducted, in part, under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services (HHS), as represented by the NICHD, part of the U.S. National Institutes of Health (NIH), and within the CCTN. Under the CRADA, we and NICHD each provide medical oversight and final data review and analysis for the study at these sites and will work together to prepare the final report of the results of the study from these sites. We are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, all of which had been paid as of September 30, 2024. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to the contract research organization for the study, the clinical sites, and other parties involved with the study. Executive orders and other actions taken by the new U.S. presidential administration in the first quarter of 2025 have negatively impacted the Phase 3 study and NICHD’s ability to carry out its responsibilities under the CRADA. In particular, the NICHD process to enter into contract modifications with the CCTN sites participating in the study in the same manner as it would ordinarily do to provide additional funding to those sites within the current budget under the CRADA has been impacted and remains uncertain. As a result, to help ensure the CCTN sites remain active for continued follow-up with existing study participants, we and NICHD agreed to pause recruitment of new participants at the CCTN sites. This pause in recruitment at the CCTN sites does not effect the anticipated timing for reaching the designated check point for DSMB review. Depending on its duration, it could adversely impact the overall enrollment rate for the study and increase the time and cost to us to complete the study. In addition, most of the CCTN sites participating in the study are part of colleges or universities, and the federal government recently has terminated or threatened to terminate grants and contracts with colleges and universities, including clinical study contracts with at least one university that is a CCTN site in our study. To date, these developments have not materially impacted the study, however, if NICHD is unable to enter into new contracts or contract modifications with CCTN sites for a prolonged period, or terminates its contracts with CCTN sites in our study before the study follow-up visits with existing participants are completed or before the study is completed, we may determine to contract directly with those sites to enable them to restart recruitment and enrollment of new participants and/or ensure they remain active sites to continue follow-up with existing participants, which could increase the time and cost to us to complete the study. There is a high level of uncertainty relating to U.S. government contracts and funding and regulation of research and development, as well as the functioning and funding of many federal government departments and agencies in general, and future developments may significantly delay or jeopardize the completion of the Phase 3 study and significantly increase the cost of the study to us. Further, depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be future costs associated with the study that are not reflected in the current budget under the CRADA for the CCTN sites. We and NICHD have been in discussions regarding the CRADA, which are continuing and which may include discussing a mechanism to potentially provide for additional future payments by us in support of the Phase 3 study for the CCTN sites to complete subjects already enrolled, in the event that the currently budgeted CRADA funds are insufficient. As discussed above, we have contracted directly with five new study sites, which began recruiting in the first quarter of 2025, with the support of grant funding we received from the Foundation. At this time, due to the uncertainty regarding the CCTN sites and because the five new study sites only recently began participant recruitment, we cannot reasonably predict the enrollment rate for the remainder of the study or an estimated time for completion of enrollment.
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
Sildenafil Cream, 3.6%
While numerous pharmaceutical products have been developed and approved to treat erectile dysfunction (ED) in men, women continue to lack effective options for female sexual arousal disorder, or FSAD, which is clinically analogous to ED in men. To date, there are no FDA-approved pharmacological treatments for FSAD. Market research conducted in 2015 suggests that approximately 33% of women in the U.S. ages 21 to 60 are not satisfied with their sexual arousal, and half of those women, 16% of women in the U.S. ages 21 to 60, or approximately 10 million women, are distressed from experiencing symptoms associated with FSAD, including lack of or low sexual arousal, and are actively seeking solutions to improve their condition. In comparison, the prevalence of complete ED in men is estimated to be about 5% of men at age 40, increasing to about 15% at age 70. We are developing Sildenafil Cream, 3.6%, or Sildenafil Cream, an investigational proprietary cream formulation of sildenafil, a phosphodiesterase-5 inhibitor and the active ingredient in the male erectile dysfunction drug Viagra®, for topical administration to the female genitalia for treatment of FSAD. Because, today, there are no treatments approved by the FDA for FSAD, there are no efficacy endpoints that have been previously validated in a Phase 3 pivotal study for potential treatments for FSAD. Our Phase 2b RESPOND clinical study of Sildenafil Cream, which is discussed below, was a first of its kind Phase 2b clinical study that included patient reported outcome (PRO) instruments to screen eligible women and a number of primary, secondary, and exploratory PRO assessments to measure improvement in localized genital sensations of arousal and reduction in the distress that women experience with FSAD. The study enabled us to identify a subgroup of patients who are most likely to benefit from Sildenafil Cream therapy and achieve meaningful improvement in their symptoms.
Based on data from the Phase 2b RESPOND study and feedback from the FDA, we are preparing to advance Sildenafil Cream into a Phase 3 clinical study for the treatment of FSAD. A second confirmatory Phase 3 study will be required to support an NDA submission. We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream in the U.S. for the treatment of women suffering from FSAD. If approved, Sildenafil Cream could be the first FDA-approved FSAD treatment option for women.
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
Clinical Data
In a Phase 1 clinical study conducted by our licensor Strategic Science and Technologies, LLC, or SST, of three escalating doses of topical sildenafil cream (1 g cream with 35 mg sildenafil; 2 g cream with 71 mg sildenafil; and 4 g cream with 142 mg sildenafil) in 20 healthy postmenopausal women using a crossover study design, topical sildenafil cream demonstrated significantly lower systemic exposure to sildenafil compared to a 50 mg oral sildenafil dose, and topical sildenafil cream was well tolerated at clinically relevant doses (1-2 g cream). Study subjects reported favorable product characteristics: easy to use and readily absorbed.
In a Phase 2a, single center, single-dose, double-blind, placebo-controlled, 2-way crossover study conducted by SST, women with FSAD, ages 21 to 60, received a single 2 g dose of Sildenafil Cream. Of the 35 women enrolled, 31 (15 premenopausal and 16 postmenopausal) completed the study. The primary objective was to evaluate the efficacy of Sildenafil Cream compared to placebo cream assessed by participant-reported levels of subjective cognitive sexual arousal and by physiological genital arousal response. Sildenafil Cream demonstrated increases in measurable blood flow to the genital tissue compared to placebo (mean change in vaginal pulse amplitude analysis) using a vaginal photoplethysmograph approximately 30 minutes post-dosing. Treatment with a single dose of 2 grams of Sildenafil Cream (71 mg sildenafil) applied intravaginally and externally to the labia minora and clitoris in study participants was well tolerated. No serious adverse events (SAEs) were reported. A total of 18 treatment emergent adverse events (TEAEs) were reported, with a similar incidence under Sildenafil Cream treatment (8 events in 4 participants [12.1%]) and under placebo treatment (10 events in 4 participants [12.1%]). The majority of these TEAEs were considered to be related to treatment (14 out of 18). All TEAEs were all mild or moderate in severity; in particular, TEAEs reported under Sildenafil Cream treatment were all mild. Half of the 18 TEAEs reported were in the system organ classification of “Reproductive system and breast disorders”, and events included vaginismus, vulvovaginal burning sensation, vulvovaginal discomfort, and vulvovaginal pain. There were more of these TEAEs under Sildenafil Cream treatment than under placebo (6 and 3, respectively). However, these events were typically transient (lasting less than 1 minute) and resolved without medical attention.
A Phase 1, single-dose, double-blind, placebo-controlled, two-way crossover study to evaluate the feasibility of using thermography to assess the pharmacodynamics (PD) of Sildenafil Cream in normal healthy women was conducted at a single center. During the thermography study, genital temperature, a surrogate for genital blood flow, was captured and recorded utilizing an infrared camera capable of detecting heat patterns from blood flow in body tissues. The study, which was designed to evaluate up to 10 subjects, achieved the study objectives based on a planned interim analysis of the first six completed subjects, and thus additional subjects were not enrolled. In this study, Sildenafil Cream demonstrated significantly greater increases in genital temperature compared to placebo cream, indicating a positive impact on genital blood flow during the 30-minute post-dosing testing session, with statistical separation from placebo cream within the first 15 minutes after dosing. Additionally, significantly greater self-reported arousal responses were reported during Sildenafil Cream visits compared to placebo cream visits. One postmenopausal subject had a mild vaginal burning sensation following application of both the placebo cream and Sildenafil Cream, which resolved itself and did not require any additional intervention or study withdrawal. One subject had a small laceration to the perineum post coitus, which was unrelated to study treatment and participation, resolved itself, and did not require additional intervention or withdrawal.
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
In April 2023, we initiated subject enrollment in a Phase 1, single-dose, double-blind, placebo-controlled, 3-way crossover clinical study of Sildenafil Cream using thermography to assess the PD and pharmacokinetic (PK) characterization of Sildenafil Cream. The study was closed in March 2024. Sildenafil Cream was well tolerated in the study. Among the 13 enrolled participants, two subjects had a mild vaginal burning sensation following application of Sildenafil Cream and placebo cream. One subject had a mild vaginal burning sensation following application of Sildenafil Cream and placebo cream, which resolved itself and did not require any additional intervention or study withdrawal. Three subjects withdrew from the study for asymptomatic orthostatic tachycardia that occurred during the multiple serial blood draws for pharmacokinetics and one subject withdrew due to bacterial vaginosis. Among the 13 enrolled subjects, ten had adequate paired plasma samples from all three treatments to evaluate. Plasma PK of sildenafil following a single topical (applied externally to the pre-specified vulvar area and internally intravaginally) administration of Sildenafil Cream was characterized and findings were similar to those reported in a prior Phase 1 PK study conducted by our licensor SST.
In June 2023, we announced topline results from our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream in premenopausal women with FSAD, and in July and November 2023, we announced additional findings based on further analyses of data from the study. In 2024, several peer-reviewed journal articles were published on the study, including efficacy findings in Obstetrics & Gynecology, the official journal of the American College of Obstetricians and Gynecologists (ACOG), and safety findings in The Journal of Sexual Medicine, the official journal of the International Society for the Study of Women’s Sexual Health (ISSWHS). In February 2024, we presented additional findings from the study at the Annual Meeting of ISSWHS. In addition, efficacy findings from the study were the featured topic of ACOG Green Room Gynecology Podcast in August 2024.

During the multi-center, double-blind, randomized, placebo-controlled study, subjects used Sildenafil Cream and placebo cream in their home setting over 12 weeks following a 4-week non-drug run-in period and a 4-week, single-blind placebo run-in period. A total of 252 subjects were enrolled in the 4-week single-blind placebo run-in period and a total of 200 subjects were randomized to the 12-week double-blind dosing period. A total of seven subjects were randomized but not treated in the double-blind dosing period. In the intent to treat (ITT) population, 99 subjects were randomized to the Sildenafil Cream group and 94 subjects were randomized to the placebo cream group. A total of 174 participants completed the study (Sildenafil Cream, n=90, placebo cream, n=84). The study did not meet its co-primary or secondary endpoints, which were measured based on the ITT population. Among the ITT population, which included women with only FSAD as well as those with FSAD and concomitant sexual dysfunction diagnoses or genital pain, though the Sildenafil Cream group demonstrated greater improvement in the Sexual Function Questionnaire (SFQ28) Arousal Sensation (AS) Domain scores, there were no statistically significant differences between Sildenafil Cream and placebo cream users in the co-primary and secondary efficacy endpoints. An exploratory post-hoc subset of the ITT population with an enrollment diagnosis of FSAD with or without concomitant decreased desire randomized to Sildenafil Cream reported significant increases in their SFQ28 AS Domain score (LS Mean [SE] 2.03 [0.62]) compared to placebo cream (LS Mean [SE] 0.08 [0.71]), p=0.04. This subset achieved a larger mean improvement in the SFQ28 Desire and Orgasm Domain scores. This subset population also had significantly reduced sexual distress and interpersonal difficulties with Sildenafil Cream use, as measured by Female Sexual Distress Scale-Desire, Arousal, Orgasm (FSDS-DAO) questions 3, 5, and 10 (all p values≤0.04). In summary, Sildenafil Cream improved outcomes among women with FSAD, most significantly in those who did not have concomitant orgasmic dysfunction. In particular, in an exploratory analysis of a subset of women with FSAD with or without concomitant decreased desire, Sildenafil Cream increased sexual arousal sensation, desire, and orgasm and reduced sexual distress.
During the 12-week double-blind dosing period, there were 78 TEAEs reported by 29 of the 99 Sildenafil Cream-assigned participants and 65 TEAEs reported by 28 of the 94 placebo cream-assigned participants (p=0.76). All TEAEs were mild or moderate in severity. The most common treatment-related TEAE among these participants was application site discomfort. There were no differences in the number of treatment-related TEAEs among Sildenafil Cream versus placebo cream users (p>0.99). Four Sildenafil Cream participants and three placebo cream participants discontinued the study due to TEAEs involving application site discomfort (p>0.99). There were 9 TEAEs reported by 7 of 91 sexual partners exposed to Sildenafil Cream versus 4 TEAEs reported by 4 of 84 sexual partners exposed to placebo cream (p=0.54). These data demonstrate that Sildenafil Cream was well tolerated by exposed users and their sexual partners.
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
In December 2024, we announced plans for a Phase 3 study of Sildenafil Cream reflecting further FDA feedback for safety and efficacy evaluations to support the indication of treatment of FSAD in premenopausal women. Consistent with the Phase 2b RESPOND study, the planned Phase 3 study will include a 12-week, double-blind treatment period evaluating Sildenafil Cream compared to placebo cream in patients with FSAD with or without concomitant decreased desire. The currently planned Phase 3 study will have co-primary efficacy endpoints- one assessing arousal sensations and one assessing associated distress, which will be the same co-primary endpoints for arousal sensations and associated distress used in the Phase 2b RESPOND study. In addition, secondary efficacy endpoints to assess improvement in orgasm, desire, and distress and interpersonal difficulties will be included in the Phase 3 study, as they were in the Phase 2b RESPOND study.
We plan to submit the protocol and statistical analysis plan for an adequate and well-controlled Phase 3 clinical study, reflecting the FDA’s recommendations, to the FDA in the second quarter of 2025, pending review of additional forthcoming recommendations from the FDA that impact our statistical analysis plan. We are targeting 2025 for commencement of the Phase 3 study pending the forthcoming FDA recommendations. We do not plan to conduct the Phase 3 study until after we secure additional capital.
A second confirmatory Phase 3 study will be required to support the NDA submission. We anticipate that each

Phase 3 study will be approximately $15.0 million in direct R&D costs (as defined below).
We are developing Sildenafil Cream with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC (which we refer to collectively as SST) under our license and collaboration agreement announced in February 2018. See “Strategic Agreements for Pipeline Development” below for discussion of the terms of this collaboration.
DARE-HRT1
DARE-HRT1 is a unique intravaginal ring, or IVR, designed to deliver bio-identical 17β-estradiol and bio-identical progesterone continuously over a 28-day period as part of a menopausal hormone therapy regimen. The IVR technology used in DARE-HRT1 was developed by Dr. Robert Langer from the Massachusetts Institute of Technology and Dr. William Crowley from Massachusetts General Hospital and Harvard Medical School. Unlike other vaginal ring technologies, ours is designed to release drugs via a solid ethylene vinyl acetate polymer matrix without the need for a membrane or reservoir to contain the active drug or control the release, allowing for sustained drug delivery over time periods ranging from weeks to months. Hormone therapy is considered the most effective treatment for vasomotor symptoms, or VMS, commonly referred to as hot flashes, and the genitourinary syndrome of menopause, or GSM, and it has been shown to prevent bone loss and fracture.
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
Clinical Data
In January 2023, data from our Phase 1 clinical trial of DARE-HRT1 conducted by our wholly owned subsidiary in Australia were published in Menopause: The Journal of The North American Menopause Society, or the Menopause journal, in an article entitled, “Evaluation of 28-day estradiol and progesterone vaginal rings in a phase 1 clinical pharmacokinetic study.” We previously announced positive topline results from the study in June 2021. The randomized, open-label, three-arm, parallel group trial evaluated the PK and safety of DARE-HRT1 in approximately 30 healthy, postmenopausal women with intact uteri, and was conducted by our wholly-owned Australian subsidiary at two specialty women's health sites in Australia. Women in the first arm received one IVR designed to release 17β-estradiol (E2) at a rate of 80 μg/d and progesterone (P4) at 4 mg/d, or the 80/4 IVR. Women in the second arm received one IVR designed to release E2 at a rate of 160 μg/d and P4 at 8 mg/d, or the 160/8 IVR. Women in the third arm received oral Estrofem® (1 mg E2) and oral Prometrium® (100 mg P4) both daily for 29 days. The primary objective of the study was to describe the PK parameters of the 80/4 IVR and the 160/8 IVR. Secondary endpoints of the study were to assess the safety and tolerability of the IVRs and compare the systemic exposure of E2, estrone, and P4 in the IVR groups with the oral group. Blood samples were taken predose then intensively over the first day (Day 1) and periodically thereafter over the remaining 27 days. After removal of the IVRs on the morning of Day 29, intensive samples were collected. Similar procedures were conducted with women enrolled in the oral group.
The journal article concluded that the 80/4 IVR and the 160/8 IVR gave similar steady-state concentrations of E2 as seen with drug products approved by the FDA for treatment of VMS and genitourinary symptoms of menopause, and that the E2 concentrations of the study support the potential of DARE-HRT1 as a new option for hormone therapy for treatment of VMS and vaginal symptoms associated with menopause. The IVRs were well tolerated, and no SAEs were reported.
DARE-HRT1 has also been evaluated in a Phase 1/2 clinical trial conducted by our wholly owned subsidiary in Australia. The randomized, open-label, two-arm, parallel group Phase 1/2 study of DARE-HRT1 was designed to evaluate the PK of the same two versions of DARE-HRT1 as were evaluated in our earlier Phase 1 clinical study, the 80/4 IVR and the 160/8 IVR, in approximately 20 healthy, postmenopausal women with intact uteri. In the study, women were randomized (1:1) to either the 80/4 IVR or the 160/8 IVR and used DARE-HRT1 for three 28-day cycles, inserting a new IVR monthly. The study also collected safety, usability, acceptability and symptom-relief data, including VMS as well as the vaginal symptoms of menopause. Preliminary GSM treatment efficacy was estimated by measuring changes from baseline in vaginal pH, vaginal maturation index (VMI), and changes in the severity of GSM symptoms. Preliminary systemic VMS efficacy was measured by changes in responses to the Menopause-Specific Quality of Life (MENQOL) questionnaire. Acceptability was assessed by product experience surveys.
In 2023, data from the Phase 1/2 study of DARE-HRT1 were published in the Menopause journal in articles entitled, “A phase 1/2, open-label, parallel group study to evaluate the safety and pharmacokinetics of DARE-HRT1 (80 μg estradiol/4 mg progesterone and 160 μg estradiol/8 mg progesterone intravaginal rings) over 12 weeks in healthy postmenopausal women” (Menopause 30(8):p 817-823, August 2023) and “A phase 1/2, open-label, parallel group study to evaluate the preliminary efficacy and usability of DARE-HRT1 (80 μg estradiol/4 mg progesterone and 160 μg estradiol/8 mg progesterone intravaginal rings) over 12 weeks in healthy postmenopausal women” (Menopause 30(9):p 940-946, September 2023).
The first article (Menopause 30(8):p 817-823, August 2023) found that both versions of DARE-HRT1 evaluated in the Phase 1/2 study released E2 in systemic concentrations, which were in the low, normal premenopausal early folicular range and that systemic P4 concentrations were all in the normal post ovulatory range, which predicts endometrial protection. All TEAEs were mild or moderate and were distributed similarly among the 80/4 IVR and the 160/8 IVR users. The second article (Menopause 30(9):p 940-946, September 2023) found that (a) preliminary local GSM treatment efficacy was supported by significant decreases in vaginal pH and percentage (%) parabasal cells, and significant increases in the overall VMI and % superficial cells for both DARE-HRT1 groups (all P values <0.01) and (b) preliminary VMS efficacy was supported by significant decreases in all domains of the MENQOL questionnaire from baseline for both dosing groups (all P values <0.01). Both articles concluded that data from the Phase 1/2 study support further development of DARE-HRT1 for the treatment of menopausal symptoms.
We are developing DARE-HRT1 under our license agreement with Catalent JNP, Inc. See “Strategic Agreements for Pipeline Development” below for discussion of the terms of that agreement.
DARE-VVA1
DARE-VVA1 is a proprietary investigational formulation of tamoxifen in a soft gelatin capsule for intravaginal administration. We are developing DARE-VVA1 as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of GSM (formerly called vulvar and vaginal atrophy or vulvovaginal atrophy (VVA)). Tamoxifen is a well-known and well-characterized selective estrogen receptor modulator, or SERM. Tamoxifen has unique properties that produce different effects (estrogen agonist or estrogen antagonist) in different types of tissues. In breast tissue, tamoxifen acts as an estrogen antagonist, meaning that it can inhibit estrogen's effect at the tissue level and hence why it may be effective in treating hormone-receptor positive (HR+) breast cancer. However, in other tissue, including vaginal tissue, tamoxifen has been reported to elicit an estrogen-like response. This has the potential to have a favorable effect on vaginal cytology and atrophy. GSM is an inflammation and thinning of the vaginal epithelium due to chronic hypo-estrogenism, which is the reduction in levels of circulating estrogen. Typical symptoms include vaginal dryness, itching and burning, and dyspareunia. GSM is a common condition in postmenopausal women and women with, or with a history of, HR+ breast cancer who received anti-cancer therapy. The prevalence of GSM in postmenopausal women is over 50% and survey data indicate only 56% of women experiencing menopausal vaginal changes discuss these symptoms with healthcare professionals, indicating that the syndrome is often underdiagnosed. Commonly used therapies for GSM are estrogen-based and are often contraindicated in HR+ breast cancer patients, or patients with a genetic predisposition or history of familial disease, because of the concern that estrogen use will promote recurrence or occurrence of disease. We believe there is a clear unmet medical need for an effective non-hormonal treatment for moderate-to-severe dyspareunia, a symptom of GSM .
In December 2023, we announced FDA clearance of our IND application for DARE-VVA1, which was supported by results from our Phase 1/2 clinical study of DARE-VVA1 (discussed below), and we are conducting activities in preparation for a Phase 2 randomized, double-blinded, placebo-controlled, dose-finding clinical study of DARE-VVA1 for moderate-to-severe dyspareunia. At the conclusion of our development program, if successful, we intend to leverage the existing safety and efficacy data for tamoxifen to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-VVA1 in the U.S.

Clinical Data
An exploratory study of vaginal administration of tamoxifen in four healthy postmenopausal women diagnosed with VVA published in Clinical and Experimental Obstetrics & Gynecology (2019, 46(2), 285-288) demonstrated that tamoxifen self-administered intravaginally for three months clinically benefited women with symptoms of VVA without significant systemic absorption of the study drug. In the open-label prospective cohort study with no placebo arm, participants were instructed to self-administer a vaginal suppository containing tamoxifen (20 mg) daily for one week and twice weekly for three months. Overall, the study drug was well tolerated. The primary efficacy endpoints evaluated normalization of vaginal pH and improvement of vaginal dryness. Vaginal pH and dryness scores using a visual analog scale were recorded at enrollment and subsequent assessments were recorded using self-assessment questionnaires over a three-month period. Both vaginal pH and vaginal dryness symptoms showed significant improvement after three months compared to baseline, with an approximately 30% improvement in vaginal pH scores and an approximately 63% improvement in vaginal dryness scores. The secondary endpoint was the measurement of tamoxifen concentrations after eight weeks of vaginal tamoxifen administration. When measured after eight weeks on the study treatment, serum tamoxifen levels were negligible, 5.8 ng/ml (median), with a range of 1.0 to 10.0 ng/ml. In comparison, after three months of once daily administration of oral dose of 20-mg tamoxifen, Nolvadex® (tamoxifen citrate) tablets, the average steady state plasma concentration of tamoxifen is 122 ng/ml (range of 71 to 183 ng/ml).

DARE-VVA1 has also been evaluated in a Phase 1/2 clinical study conducted by our wholly-owned subsidiary in Australia. The randomized, multi-center, double-blind, parallel-arm, placebo-controlled, dose-ranging study enrolled 17 postmenopausal women with moderate-to-severe VVA and evaluated the safety, tolerability, plasma PK and PD of DARE-VVA1. The age of the 17 study participants ranged from 49 to 68 years, with an average age of 60.9 years. Participants were randomly allocated to one of five treatment groups (approximately four participants per group) that evaluated four dose levels of DARE-VVA1 (1 mg, 5 mg, 10 mg, and 20 mg tamoxifen) and a placebo. Following a screening visit, DARE-VVA1 was self-administered by study participants intravaginally once a day for the first two weeks, and then twice a week for the following six weeks for a total treatment period of 56 days. In each treatment group, participants had serial blood sampling for PK analysis and underwent safety evaluations and preliminary assessments of effectiveness. Following the completion of the treatment period, participants attended a safety follow-up visit. Fourteen participants completed the study. The primary endpoints of the study evaluated the safety and tolerability of DARE-VVA1 by vaginal administration and determined the plasma PK of DARE-VVA1 after intravaginal application. Secondary endpoints evaluated preliminary efficacy and PD of DARE-VVA1 in terms of the most bothersome vaginal symptom and changes in vaginal cytology and pH.
In November 2022, we announced topline results from the Phase 1/2 study of DARE-VVA1. In 2023, data from the study were published in Climacteric, the official journal of the International Menopause Society, in an article entitled, “Pharmacokinetics, safety and preliminary pharmacodynamic evaluation of DARE-VVA1: a soft gelatin capsule containing tamoxifen for the treatment of vulvovaginal atrophy.” The article concluded that DARE-VVA1 resulted in minimal systemic exposure to tamoxifen. Adverse events were mild to moderate in severity and distributed similarly among the DARE-VVA1 and placebo groups. Of the 15 participants who reported at least one TEAE, nine reported a TEAE related to the reproductive system, with vulvovaginal discomfort (n=5 participant reports) and vulvovaginal pruritus (n=4 participants reports) being the most common organ system preferred term. The mean local erythema scores for all visits, for all dosing groups, were in the none\absent (0) to mild (1) range, with a few outliers in the moderate (2) grading, with no discernible pattern or correlation to group. All endometrial width measurements assessed with transvaginal ultrasound were normal at baseline and at 57 days of treatment, with the maximum measurement not exceeding 4.0 mm. Plasma tamoxifen concentrations were highest among women using DARE-VVA1 20 mg, but the maximum mean (standard deviation) plasma tamoxifen concentrations on day 1 and day 56 of the treatment period were less than 14% of those measured after one oral tamoxifen dose. The article also concluded that preliminary efficacy data support further development of DARE-VVA1. The article found that DARE-VVA1 users had significant decreases from pre-treatment baseline in vaginal pH and proportion of vaginal parabasal cells (p = 0.04 for both endpoints). Plasma tamoxifen concentrations were significantly and negatively correlated with vaginal pH (Spearman R = -0.51, p<0.01) and % vaginal parabasal cells (Spearman R = -0.53, p<0.01). Plasma tamoxifen concentrations were significantly and positively correlated with % vaginal superficial cells (Spearman R = 0.45, p<0.01), % vaginal intermediate cells (Spearman R = 0.45, p <0.01) and total vaginal maturation index (VMI) (Spearman R = 0.62, p<0.01). Women randomized to use DARE-VVA1 10 mg or DARE-VVA1 20 mg experienced the largest treatment impact. The severity of vaginal dryness and dyspareunia decreased significantly from baseline with DARE-VVA1 use (p = 0.02 for both endpoints).
We acquired the DARE-VVA1 program through our acquisition of Pear Tree Pharmaceuticals in 2018. See "Strategic Agreements for Pipeline Development" below for discussion of that merger agreement.

DARE-HPV
DARE-HPV (formerly referred to as R-131-2 and DARE-CIN) is an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert, which we plan to develop for the treatment of genital human papillomavirus (HPV) infection in women as well as treatment of cervical intraepithelial neoplasia, or CIN (also known as cervical dysplasia), and other HPV-related pathologies. CIN is a precancerous condition in women strongly linked to HPV infection, the most common sexually transmitted infection in the U.S. Disease severity is classified on a scale from one to three based on how much epithelial tissue in the cervix has abnormal cells. There is no FDA-approved treatment for HPV infection and no non-surgical pharmaceutical intervention to treat CIN2 or CIN3 (collectively referred to as CIN2+). Current surgical procedures to treat cervical dysplasia are invasive and can adversely impact future pregnancies. We believe a non-surgical pharmaceutical approach could provide women with an important alternative to surgical procedures to treat cervical dysplasia.
We are conducting activities necessary to enable submission of an IND application to the FDA for a Phase 2 clinical study of DARE-HPV as a treatment for genital persistent HPV infection with high risk strains. The IND enabling activities, IND submission, and the Phase 2 study are expected to be supported by non-dilutive funding under awards granted by the federal government in 2024. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–Recent Events–Non-Dilutive Funding Awards for DARE-HPV," below.
Clinical Data
An earlier non-optimized formulation of the same two active pharmaceutical ingredients in DARE-HPV was previously evaluated in 23 non-pregnant, healthy, premenopausal, HIV un-infected Kenyan women with CIN2 or CIN3 in an open-label, proof-of-concept clinical study with all women receiving a 4:1 (133 mg lopinavir and 33 mg ritonavir) oral tablet (Lopimune) which is FDA approved for the treatment of human immunodeficiency virus (HIV), but dosed vaginally twice daily for 14 days in this study. There were no SAEs. The most common TEAEs were headache (3/23, 13%) followed by vaginal irritation (2/23, 8.7%); nausea (2/23, 8.7%); feeling faint/dizziness (2/23, 8.7%), abnormal vaginal discharge (2/23 8.7%); and abdominal pains (1/23 4.3%). In total, 5/23 or 21.7% of study subjects experienced some form of minor complaint within the first month of taking Lopimune as described. The results demonstrated its potential as a self-applied therapy for HPV infection and related cervical lesions. The proof-of-concept study is published in the Public Library of Science (PLoS) One. DARE-HPV was also previously evaluated in 12 healthy, non-pregnant, premenopausal women without high-risk HPV or CIN, in a double-blind, placebo controlled, Phase 1 clinical study to assess PK and safety in New Zealand. Participants inserted one tablet vaginally daily for 21 days. Participants reported the amount of vaginal or vulvar irritation they experienced daily using a Likert scale ranging from 0 (none) to 1 (mild, does not require medical attention) to 2 (moderate, requires medical attention) to 3 (severe, requires medical attention and results in study medication being stopped). The mean daily vaginal irritation score was 1.47 ± 1.29 for active product users (n=8) versus 1.40 ± 0.9 for placebo product users (n=4).
We are developing DARE-HPV under our license agreement with Douglas Pharmaceuticals, Limited. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.

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
In December 2023, we announced topline data from the DARE-PDM1-001 study. Participants received 1% diclofenac (n=14), 3% diclofenac (n=14) or placebo (n=14). All 42 participants completed the nine study visits. The topline data indicate that the study treatment was well-tolerated, and TEAE profiles were comparable between the DARE-PDM1 treatment groups and the placebo group. All adverse events were mild or moderate; most adverse events (85%) were mild. There were no early discontinuations due to an adverse event, and no SAEs were reported. The most common TEAEs were nausea, vomiting and abdominal discomfort, followed by vulvovaginal candidiasis and pelvic discomfort.
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
DARE-FRT1 and DARE-PTB1
DARE-FRT1 and DARE-PTB1 are IVRs designed to release bio-identical progesterone continuously for up to 14 days. DARE-FRT1 is being developed for luteal phase support as part of an in vitro fertilization, or IVF, treatment plan. DARE-PTB1 is being developed for the prevention of preterm birth. DARE-FRT1 and DARE-PTB1 use the same IVR technology platform as DARE-HRT1. We are conducting development activities to support IND submissions and Phase 1 clinical studies of these product candidates. We have a grant award from the NIH to support a Phase 1 study of DARE-PTB1, but do not plan to conduct the Phase 1 studies until after we secure additional capital. At the conclusion of these development programs, if successful, we intend to leverage the existing safety and efficacy data for progesterone to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-FRT1 and DARE-PTB1 in the U.S.
We are developing DARE-FRT1 and DARE-PTB1 under our license agreement with Catalent JNP, Inc. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.
Casea S
Casea S is an investigational biodegradable contraceptive implant. Casea S is designed to control release of a well-characterized contraceptive, etonogestrel, for a set period of time (18-24 months) before dissolving. It is designed to provide women with a long-acting, minimally-invasive contraceptive method that will not require surgical removal by a healthcare provider, which would improve convenience and could eliminate one of the barriers to use associated with existing implanted contraceptives. Casea S is being tested in a single-center, two-part Phase 1 clinical study to evaluate the PK of etonogestrel, removability, safety, and tolerability of Casea S pellets inserted subdermally in healthy women of reproductive age (ClinicalTrials.gov ID: NCT05174884). The ongoing Phase 1 study is being conducted by FHI 360, a nonprofit organization, with support from the Foundation. There are no development costs to us at this time.
Casea S was recently acquired by Theramex. In February 2025, we entered into a co-development and licensing agreement with Theramex for the development of Casea S in the U.S. If we determine that the results from the Phase 1 study are positive and elect to proceed with development, we would be responsible for conducting a Phase 2 study in the U.S., In accordance with our agreement, the costs of such Phase 2 study would be shared by us and Theramex on terms to be agreed upon, taking into account the size of the opportunity for Casea S in our respective markets. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.
503B Compounding
Sildenafil citrate is currently listed as a nominated bulk drug substance that may be used in compounding by 503B-registered outsourcing facilities, and we are taking action to make our proprietary Sildenafil Cream formulation available via prescription under Section 503B of the FDCA. Under Section 503B of the FDCA, outsourcing facilities, which must be registered with the FDA and are subject to current Good Manufacturing Practice, or cGMP, requirements and FDA inspections, may provide compounded drugs without an individual patient prescription. See "Government Regulation—U.S. Government Regulation—Regulation of Compounded Drugs” below for additional information regarding compounding under Section 503B of the FDCA. We are targeting to make our proprietary Sildenafil Cream formulation available in the fourth quarter of 2025. For additional information, see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–Recent Events–Sildenafil Cream as a Compounded Drug,” below.
Our Pipeline: Pre-Clinical Stage Programs
Our pre-clinical stage programs include:
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
DARE-LARC1, our potential user-controlled, long-acting reversible contraceptive, is designed to store and precisely deliver hundreds of therapeutic doses of the contraceptive levonorgestrel over a period of years and to be controlled by the user, without further intervention by a healthcare provider. DARE-LARC1’s woman-centered design seeks to offer the benefits of traditional long-acting reversible contraceptives with the added flexibility and convenience for the user to pause and resume release of levonorgestrel, depending on her desire for fertility or contraceptive protection. Under a grant agreement we entered into in June 2021, as amended, we may receive up to approximately $49.0 million, payable over approximately five years, to advance development of the technology through nonclinical proof of principle studies to enable an IND submission. As of the date of this report, we have received payments totaling approximately $31.8 million under the grant agreement. Additional payments are contingent upon the DARE-LARC1 program's achievement of development and reporting milestones specified in the grant agreement.
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

Strategic Agreements for Product Commercialization
Organon License Agreement
In March 2022, we entered into an agreement with Organon, which became fully effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property we control. In 2022, we received a $10.0 million non-refundable and non-creditable payment from Organon, which was recorded as license fee revenue. In 2023, Organon paid us $1.0 million in connection with entering into an amendment to our license agreement, which was also recorded as license fee revenue, and $1.8 million in connection with the first commercial sale of a licensed product in the United States, which was recorded as milestone revenue.
Under the terms of our license agreement, as amended, Organon agreed to pay tiered double-digit royalties based on net sales and potential future milestone payments of up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets. The royalty period for each licensed product will continue on a country-by-country basis from the first commercial sale of the licensed product in the country until the expiration of the later of (i) the date that no valid patent claim would be infringed in the absence of the license granted under the agreement by the sale of the licensed product in the country, (ii) 10 years after the end of the month in which the first commercial sale of the licensed product in the country occurred, and (iii) the expiration of regulatory market exclusivity for the licensed product in that country.
As described below, in April 2024, we sold to XOMA our rights to all royalty and potential milestone payments based on net sales of XACIATO under our license agreement with Organon, net of our obligations to certain third parties, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.

Unless terminated earlier, our license agreement with Organon will expire on a product-by-product and country-by-country basis upon expiration of the applicable royalty period for each licensed product. In addition to customary termination rights for both parties, Organon may terminate the agreement in its entirety or on a country-by-country basis at any time in Organon’s sole discretion on 120 days’ advance written notice.
Our license agreement with Organon includes customary representations and warranties, covenants and indemnification obligations of each party. In addition, the agreement provides Organon exclusive worldwide rights of first negotiation for specified potential future products of ours.
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
Royalties and Milestone Payments Payable by Bayer. We will be entitled to receive (a) a milestone payment in the low double-digit millions upon the first commercial sale of Ovaprene in the U.S. and escalating milestone payments based on annual net sales of Ovaprene during a calendar year, totaling up to $310.0 million if all such milestones, including the first commercial sale, are achieved, (b) tiered royalties starting in the low double digits based on annual net sales of Ovaprene during a calendar year, subject to customary royalty reductions and offsets, and (c) a percentage of sublicense revenue.
As described below, in April 2024, we sold to XOMA a portion of our rights to the potential $20.0 million payment from Bayer described above and our rights to a portion of future net sales of Ovaprene under our agreement with Bayer.
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
Strategic Agreements for Pipeline Development

The following is a summary of certain rights and obligations under our strategic agreements and describes expenses incurred during 2024 and our future payment or potential future payment obligations thereunder.
Theramex Co-Development and License Agreement
In February 2025, we entered into a co-development and licensing agreement with Theramex for an investigational biodegradable contraceptive implant called Casea S recently acquired by Theramex. Under the agreement, we received a royalty-free, exclusive, fully paid up, sublicensable license to the U.S. patents Theramex recently acquired for Casea S. We paid a minimal fee to Theramex in connection with entering into the agreement. There are no development costs to us at this time. If we determine that the results from the ongoing Phase 1 clinical study are positive and elect to proceed with development, we would be responsible for conducting a Phase 2 study in the U.S. In accordance with our agreement, the costs of such Phase 2 study, and the costs of a future Phase 3 study in the U.S., would be shared by us and Theramex on terms to be agreed upon, taking into account the size of the opportunity for Casea S in our respective markets. If we do not elect to proceed with development after reviewing the results from the Phase 1 study, we may terminate the agreement upon notice to Theramex.
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
Cooperative Research and Development Agreement with NICHD
In July 2021, we entered into a CRADA with the U.S. Department of Health and Human Services (HHS), as represented by NICHD, part of the NIH, for the conduct of a pivotal Phase 3 clinical study of Ovaprene. Pursuant to the terms of the CRADA, we are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, all of which had been paid as of September 30, 2024. NICHD is responsible for the other costs related to the conduct of the Phase 3 study and for managing the payment of expenses to other parties involved with the study. However, for recent developments relating to NICHD's performance under the CRADA, see "Our Pipeline: Clinical Stage Programs–Ovaprene–Pivotal Phase 3 Clinical Study" above. Either we or NICHD may terminate the CRADA for any reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use payments we make under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination, and any unused funds will be returned to us. Under the CRADA, each party granted the other party rights to use their respective background inventions solely to the extent necessary to conduct the activities described in the research plan in the CRADA. Subject to the U.S. government’s nonexclusive, nontransferable, irrevocable, paid-up right to practice any CRADA invention for research or other government purposes, each party will own inventions, data and materials produced by its employees, and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. The CRADA also contains customary representations, warranties, and indemnification and confidentiality obligations. The CRADA expires five years from its effective date.
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

In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events, $1.0 million of which was recorded as contingent consideration on our consolidated balance sheets upon the completion of the MBI acquisition and $250,000 of which was expensed in 2021. In July 2021, our board of directors elected to make these milestone payments in shares of our common stock, to the extent permissible under the terms of the merger agreement with MBI, and, in September 2021, we issued approximately 58,334 shares of our common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders' representative in accordance with the terms of the merger agreement in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021.
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
Royalty Monetization Transactions
Traditional and Synthetic Royalty Purchase Agreements with XOMA
On April 29, 2024, we entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (which, together, we refer to as the Royalty Purchase Agreements), and XOMA paid $22.0 million to us. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million (which we refer to as the Revenue Sharing Threshold), XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to us we refer to as the Contingent Purchase Price Payments).
Under the Royalty Purchase Agreements, we sold, assigned, transferred and conveyed our right, title and interest in and to the following to XOMA:
(a) 100% of the royalties and potential milestone payments we would otherwise have the right to receive from and after April 1, 2024 under our exclusive license agreement with Organon, based on net sales of XACIATO, net of (i) all royalty and milestone payments due and payable and actually paid by or on behalf of us under our exclusive license agreement with third-party licensors TriLogic and MilanaPharm, and (ii) all payments due and payable and actually paid by or on behalf of us under our royalty interest financing agreement with United in Endeavour, LLC, or UiE, (such net amount we refer to as the Purchased Receivables);
(b) 25% of the potential future $20.0 million payment that we would otherwise have the right to receive under our license agreement with Bayer relating to Ovaprene, if Bayer, in its sole discretion, elects to make the license granted thereunder effective following completion of the pivotal clinical trial of Ovaprene; and
(c) a synthetic royalty of 4.0% of our, our affiliates’ and our sublicensees’ future net sales of Ovaprene, and 2.0% of our, our affiliates’ and our sublicensees’ future net sales of Sildenafil Cream; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent

Purchase Price Payments made to us, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (such amounts described in the foregoing clauses (b) and (c) we collectively refer to as the Revenue Participation Right).
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
Royalty Interest Financing Agreement
In December 2023, we entered into a royalty interest financing agreement with United in Endeavour, LLC, or UiE, pursuant to which we sold to UiE an interest in the royalty and milestone payments we receive from Organon in respect of net sales of XACIATO. On the effective date of the agreement, we received a payment of $5.0 million, or the Initial Investment, from UiE. Until December 31, 2026, we may, at our sole discretion, elect to receive three additional payments of up to an aggregate of $7.0 million. We refer to each such payment as a Supplemental Discretionary Investment Amount, and collectively, as the Total Supplemental Discretionary Investment Amount.
We will make payments to UiE under the agreement until such time when UiE has received aggregate payments equaling a 12% internal rate of return, or the IRR, on the Initial Investment and the Total Supplemental Discretionary Investment Amount, if any (referred to as the Hard Cap). Until such time as the IRR has been achieved, we agreed to make payments to UiE equal to (i) from the date of the agreement through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by us to any licensor or sublicensee on the royalty payments generated and received by us on net sales of XACIATO by Organon have been deducted (such payments referred to as the Net Royalty Payments), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from the date of the agreement through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by us to any licensor or sublicensee on the milestone payments generated and received by us on net sales of XACIATO by Organon have been deducted. After December 31, 2029, we will be required to make certain additional payments to UiE to the extent UiE has not received payments equaling the Hard Cap by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if UiE has not received payments equaling the Hard Cap by December 31, 2035 and we have other sources of assets or income besides XACIATO sufficient to complete such payments, we have agreed to pay UiE quarterly payments evenly divided over a two-year term, such that UiE will have obtained the IRR, taking into account all other payments received by UiE from us under the agreement. UiE’s right to receive payments will terminate when UiE has received the Hard Cap. We have the right, but not the obligation, at any time, to repurchase all of the interest from UiE at a repurchase price equal to the Hard Cap, calculated as of the date of we exercise such call option.
The agreement contains representations and warranties, covenants, indemnification obligations, and other provisions customary for transactions of this nature and will terminate on the date that is the earlier of (i) the date upon which the payment of the purchased interest in respect of XACIATO is made in full to UiE, and (ii) the payment to UiE of an aggregate amount equal to the Hard Cap.
In connection with the agreement, we issued to UiE a warrant to purchase up to 422,804 shares of our common stock. In addition, for every $1.0 million of Supplemental Discretionary Investment Amount, we agreed to issue an additional warrant to purchase up to 84,561 shares of our common stock, for an aggregate of additional warrants to purchase up to 591,927 shares of our common stock.

The warrants are exercisable, in full or in part, at any time on or prior to the fifth anniversary of the date of issuance of the particular warrant at an exercise price of $0.410 per share, subject to customary anti-dilution adjustments. The warrants may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the warrants, then in lieu of paying the exercise price in cash, the holder may elect to exercise the warrant on a cashless basis.
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
Under the terms of the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the License Amendment with TriLogic Pharma, LLC and MilanaPharm, LLC, regarding the thermosetting hydrogel platform which includes XACIATO, we are the exclusive licensee of three issued U.S. patents, two of which are set to expire in December 2028 and one of which is set to expire in September 2036, subject to any extensions or disclaimers, and three foreign patents, including one European Patent Office, or EPO, patent validated in four countries, that expire in December 2028, subject to any extensions or disclaimers, as well as two foreign patents, including one EPO patent validated in 22 countries, that expire in July 2036, subject to any extensions or disclaimers. One of the three issued U.S. patents is listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation," known as the Orange Book, under the Patent Exclusivity Information for XACIATO. In addition, we have rights to three pending foreign patent applications and one pending U.S. patent application. If issued, the patent term for any patents issuing from these pending applications would be expected to expire in 2036, subject to any extensions or disclaimers. We own a pending U.S. application and 16 pending foreign applications regarding XACIATO, and a pending U.S. and five pending foreign applications directed to the thermosetting hydrogel platform. The patent term for any patents issuing from these pending applications would be expected to expire in 2042, subject to any extensions or disclaimers. Organon has licensed XACIATO-specific patents and applications from us.
Under the terms of the ADVA-Tec license agreement, regarding Ovaprene, we are the exclusive licensee of five granted U.S. patents, one pending U.S. patent application, seven granted foreign patents, including two EPO patents validated in a total of 36 countries, and two pending foreign patent applications. Two of the U.S. patents have terms until August 2028, which includes days added to the term by patent term adjustment, and a third patent has a term that expires in July 2027, including patent term adjustment, each of such terms being subject to any future extensions or disclaimers. The other U.S. and foreign patents are expected to expire in 2025 or 2026. The patent terms for any patents issuing from the pending applications would be expected to expire in 2035, subject to any extensions or disclaimers.
Under the terms of the SST license agreement, regarding Sildenafil Cream, we are the exclusive licensee in the Field of Use of 27 issued patents worldwide (11 U.S. patents and 16 foreign patents, including three EPO patents validated in a total of 20 countries). Additionally, there is one patent application pending in the US, one in Europe, and two in other international markets. The issued U.S. patents have a patent term that expires in June 2029, including any patent term adjustment, and may be eligible for regulatory exclusivity under the Hatch-Waxman Act, while several foreign patents have a term that is set to expire in late 2031, each of such terms being subject to any future extensions or disclaimers. Additionally, relative to the sildenafil program, we are the sole owner of a pending PCT application with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
Under the terms of the Catalent license agreement, regarding our intravaginal ring platform which includes DARE-HRT1, we are the exclusive licensee of two issued U.S. patents with patent terms set to expire in February 2025 and September 2027, including patent term adjustment. Additionally, relative to the DARE-HRT1 program, we are the sole owner of one pending PCT application with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
When we acquired Pear Tree Pharmaceuticals, Inc. in 2018, regarding DARE-VVA1, we obtained the rights to three U.S. patents and one Japanese patent. The patent terms for the U.S. patents are expected to expire in June 2027, June 2028, and May 2035 including any patent term adjustment, extensions or disclaimers. The Japanese patent has a term that is set to expire in June 2027. Additionally, relative to the DARE-VVA1 program, we are the sole owner of one pending PCT application with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
When we acquired MBI in 2019, we obtained the rights to over 100 patents and applications. The key technology underlying the platform currently is supported by 14 U.S. patents and 49 foreign patents, including six EPO patents validated in various European countries, and 12 pending patent applications. We believe that the four most recently filed patent families are directly applicable to our DARE-LARC1 program. Those patent families have patent terms that are set to expire 2032, 2033, 2034, 2040, and 2045 respectively, subject to any extensions or disclaimers. Those patent families include patents granted in the U.S., E.U. and other key international markets.
Under the terms of the Hennepin license agreement, we are the exclusive licensee of five issued U.S. patents and four foreign patents, as well as three pending U.S. applications and twelve pending foreign applications. The U.S. patents are set to expire in 2025, 2026, 2028, 2033 and 2034 including any patent term adjustment, extensions or disclaimers, and the foreign patents have patent terms until 2025 or 2033. The U.S. and foreign applications, if granted, are expected to have patent terms that expire in 2033, 2037, 2038, and 2042, subject to any extensions or disclaimers.
Under the terms of the Douglas license agreement, we are the exclusive licensee of four granted U.S. patents and four pending U.S. patent applications. The granted patents are expected to expire in 2034 or 2039, including any patent term adjustment, extensions or disclaimers, and the U.S. applications, if granted, are expected to have patent terms that expire in 2039 and 2040.
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
Competition
We are solely focused on women’s health. Women’s health is a broad category that encompasses health conditions that are unique to women, as well as conditions that affect both men and women, but that may affect women differently. Women’s health products include drug, medical device, cosmetic and dietary supplement products, and generally are products designed for post-pubescent females. The women’s health sector is very fragmented, highly competitive and subject to rapid and significant change. We anticipate that our product candidates may compete not only with FDA-approved, prescription and over-the-counter, branded and generic drug products, but also compounded drug products, medical devices, dietary supplements, and cosmetics. We face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies and specialty pharmaceutical companies that already possess a significant share of the women’s health market, as well as generics manufacturers, compounding pharmacies and other drug compounding facilities, and dietary supplements manufacturers. In addition, academic and other research institutions are and could be engaged in research and development efforts for products in the therapeutic areas targeted by our product candidates. Our success is highly dependent upon our ability to acquire or in-license, develop and obtain regulatory approval for innovative products on a cost-effective basis and to market them successfully, either on our own or together with strategic partners, or to make our proprietary formulations available as compounded drugs. Many of our potential competitors have greater clinical, regulatory, manufacturing, marketing, distribution, compliance and financial resources and experience than we do. See ITEM 1A. "RISK FACTORS—Risks Related to Commercialization of Products We Develop" and "Risks Related to 503B Compounding" below.
XACIATO competes directly with the multiple generic and branded prescription drug products currently approved in the U.S. for the treatment of bacterial vaginosis, including oral and vaginal gel formulations of metronidazole and vaginal cream formulations of clindamycin. As a result of our exclusive license agreement with Organon, the commercial success of XACIATO is outside of our control.
Our investigational contraceptive products, including Ovaprene, if approved, will compete with a wide range of prescription and over-the-counter contraceptive options, including hormone-free options such as condoms, diaphragms, cervical caps, sponges, copper intrauterine devices (IUDs), spermicides and vaginal gels, as well as hormonal products such as pills, patches, vaginal rings, IUDs, implantable rods and injectables. In addition, multiple new methods of pregnancy prevention are in development, including hormone-free options, and some may be marketed in the U.S. before Ovaprene, potentially adding to the level of market competition Ovaprene will face, if approved.
Currently, there are no FDA-approved therapies for FSAD. Sildenafil Cream has the potential to be the first FDA-approved product for the treatment of FSAD. However, Sildenafil Cream, if approved, may compete directly with compounded drugs available in the market, including those from outsourcing facilities that compound topical cream formulations of sildenafil citrate, the active ingredient in Sildenafil Cream. In addition, some compounding entities have partnered with telemedicine providers, enabling them to expand the potential market for their compounded drugs. The availability of other sildenafil products, could potentially make it more challenging for Sildenafil Cream to build and maintain market share.
If we are successful in bringing our proprietary Sildenafil Cream formulation to market under Section 503B of the FDCA, it would compete directly with other topical cream formulations of sildenafil citrate provided by compounding entities described above. However, our proprietary Sildenafil Cream formulation, as of the filing date of this report, to our knowledge, would be the only compounded form of sildenafil citrate that has completed toxicology studies and Phase 1, and Phase 2 human clinical studies.
DARE-HRT1, if approved as a treatment for moderate to severe VMS due to menopause, will compete with the many products on the market targeted to or FDA-approved for the treatment of menopausal symptoms, including VMS. Such products include hormone therapies in the form of pills, patches and creams, some of which are FDA-approved products and others which are supplied by compounding entities, as well as non-hormonal products, including an FDA-approved medication (Veozah® (fezolinetant)) and dietary supplements. Both the supplement and the compounded hormone therapy markets are very significant. A considerable segment of the compounded hormone therapy market is comprised of compounded hormones in pellet form that are implanted under the skin as a non-daily alternative, which could be directly competitive with DARE-HRT. In addition, we are aware of non-hormonal drug products in development for the treatment of VMS, including elinzanetant, a dual neurokinin-1 and 3 (NK-1 and NK-3) receptor antagonist, for which Bayer submitted an NDA in August 2024, and is anticipated to launch in the second half of 2025. We expect the options for hormone therapy to continue to expand with time. We intend for DARE-HRT1, if approved by the FDA, to offer advantages to compounded hormone therapy products, including by providing a product with a well characterized safety and efficacy profile that will have been vetted by the FDA. We believe DARE-HRT1 has the potential to address a preference among some women and health care providers for bio-identical hormones delivered in a non-oral route, as well as offer convenience compared to existing FDA-approved hormone therapies in that one IVR is designed to deliver the bio-identical hormones together over 28 days without any daily intervention.
DARE-VVA1, if approved as a treatment for moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of GSM, will compete with other hormonal and non-hormonal products for the treatment of dyspareunia or other GSM symptoms. Such products include hormone therapies in the form of pills, patches and creams, some of which are FDA-approved products and others which are supplied by compounding entities, as well as non-hormonal products in the form of pills and vaginal inserts, such as FDA-approved Osphena® (ospemifene) oral tablet, which is a SERM, and Intrarosa® (prasterone) vaginal insert, which is a steroid. We believe that DARE-VVA1 has the potential to address a preference due to personal or medical reasons among some women and healthcare providers to avoid estrogen and/or treatments with active ingredients that are estrogen-like or can metabolize into estrogen.
Currently, there are no FDA-approved therapies for HPV-related cervical disease. DARE-HPV has the potential to be the first FDA-approved product for the treatment of genital HPV infection in women and/or CIN (also known as cervical dysplasia). Persistent HPV infections can progress to cervical cancer through a series of cervical lesions. Currently, there are no FDA-approved therapeutic treatments for HPV infections and no non-surgical pharmaceutical intervention to treat CIN2+. Surgical procedures are performed to remove late-stage cervical lesions to prevent the development of cervical cancer. We are aware of other product candidates in development to treat HPV-related cervical diseases, including an investigational vaginal insert being developed by Antiva Biosciences as a topical treatment for high-grade cervical intraepithelial neoplasia (HSIL, CIN2+) and for high-risk HPV infection, which currently is being evaluated in two Phase 1/2 clinical trials. These candidates may complete development, achieve FDA approval and be marketed in the U.S. before DARE-HPV, potentially creating direct market competition for DARE-HPV, if approved.
Over the longer term, our ability, independently or otherwise, to successfully develop, manufacture, market, distribute and sell any approved products, expand their usage, or bring additional new products or compounded drugs to the marketplace will depend on many factors, including, but not limited to, FDA and foreign regulatory agency approval of new products and of new indications for existing products, changes in 503B compounding regulations, whether the drug substances in our proprietary formulations appear and remain on the FDA’s list of bulk drug substances that may be used in 503B compounding, the actual and perceived efficacy and safety of our products or our proprietary formulations made available via 503B compounding (alone and relative to other treatment options), the degree of patent or other protection afforded to particular products, and coverage and reimbursement by third-party payors.
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
Under the Prescription Drug User Fee Act, or PDUFA, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed prescription drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. Congress is required to re-authorize the agency's user fee programs every five years, and current legislative provisions supporting the PDUFA program are set to expire on September 30, 2027.
Under the current PDUFA goals and policies agreed to by the FDA, the agency has ten months from receipt in which to complete its initial review of a standard NDA for a drug that is not a new molecular entity, and six months from the receipt date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and the sponsor’s process to respond to such inquiries. As a result, the NDA review process can be very lengthy. Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA, commonly referred to as a traditional or "full NDA." In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act, that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain pre-clinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.
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
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. A drug that is designated as a qualified infectious disease product, or QIDP, is also eligible for fast track status. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.
The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, included the Generating Antibiotics Incentives Now Act, or the GAIN Act, which directed FDA to implement the QIDP designation program. The GAIN Act created incentives for the development of antibacterial and antifungal drug products for the treatment of serious or life-threatening infections. A therapeutic candidate designated as a QIDP is eligible for fast track designation, and the first marketing application submitted for a specific drug product and indication for which QIDP designation was granted will be granted priority review. A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review. As discussed further below under “New Drug Marketing Exclusivity under the Hatch-Waxman Act Amendments & GAIN Exclusivity Extension - Qualified Infectious Disease Product Exclusivity,” the GAIN Act also provides the possibility of a five-year exclusivity extension that is added to any other marketing exclusivity for which a QIDP-designated drug qualifies upon FDA approval.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act of 1987, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated resource-intensive obligations for pharmaceutical manufacturers, repackagers, wholesale distributors, and dispensers (primarily pharmacies) over a 10-year period that culminated in November 2023. It also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. In February 2022, the FDA released proposed regulations to amend the existing national standards for licensing of wholesale drug distributors by the states (which had been promulgated under the PDMA); to establish new minimum standards for state licensing third-party logistics providers; and to create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. Most recently, the FDA announced a one-year stabilization period to November 2024 followed by trading partner-specific exemptions through specified dates in 2025, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of prescription drug products regulated by the FDA.
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
Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably assure their safety and effectiveness. Class I devices are those low risk devices for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality System Regulation, or QSR; facility registration and product listing; reporting of adverse medical events and malfunctions; and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Most Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) process. Notably, the agency has issued a final rule called the Quality Management System Regulation, or QMSR, to harmonize the FDA's medical device current good manufacturing practice regulations with the International Organization for Standardization, or ISO, standard for device quality management systems (ISO 13485:2016). The effective date for the QMSR final rule is February 2, 2026. Until then, manufacturers are required to comply with QSR.
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
Novel medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Today, as a result of certain amendments to the FDCA, manufacturers may request De Novo classification from the FDA without first submitting a 510(k) premarket notification and receiving a not substantially equivalent determination. The FDA is required under the statute to classify the device within 120 days following receipt of the De Novo application, however, the most recent FDA premarket review goals state that in fiscal year 2024, FDA will attempt to issue a decision on 80% of all De Novo classification requests received within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo classification requests are also subject to user fees, unless a specific exemption applies.
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
•a product comprising two or more regulated constituent parts that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
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
Since a combination product incorporates two or more constituent parts that have different regulatory requirements, a combination product manufacturer must comply with all cGMP and QSR requirements that apply to each constituent part. The FDA has issued a combination product cGMP regulation, along with final guidance, describing two approaches a combination product manufacturer may follow to demonstrate compliance. Under these two options, the manufacturer demonstrates compliance with: (1) All cGMP regulations applicable to each separate regulated constituent part included in the combination product; or (2) either the drug cGMP or the QSR, as well as with specified provisions from the other of these two sets of requirements (also called the “streamlined approach”). In addition, The 21st Century Cures Act, or the Cures Act, amended the FDCA to clarify that for drug-device combination products with a device PMOA and an FDA-approved drug constituent part, Hatch-Waxman Act requirements apply. Accordingly, a potential patent dispute regarding the listed drug that is being referenced by the combination product sponsor may delay the marketing authorization of the combination product. Furthermore, the Cures Act amendments applied Hatch-Waxman Act exclusivity provisions (e.g., new chemical entity and new clinical investigation) to the device clearance and approval process for combination products with a device PMOA.
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
As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or a 505(b)(2) NDA that relies in full or in part on the reference product. Patents for drug-device combination products that are listed in the Orange Book have recently come under scrutiny by the Federal Trade Commission, and the controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies.
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
Additionally, the containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, President Biden signed into the law the Inflation Reduction

Act of 2022, or the IRA, which includes (among other things) multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drug products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, entering into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated "maximum fair prices" will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the IRA's impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.
We expect that federal, state and local governments in the U.S. will continue to consider legislation directed at lowering the total cost of health care. Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
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
Regulation of Compounded Drugs
Drug compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a customized medication.

Compounded drugs are regulated at the federal level primarily under Sections 503A and Section 503B of the Federal Food, Drug, and Cosmetic Act, or the FDCA, which we refer to as Section 503A and Section 503B, respectively.
As discussed above, we are seeking to make our proprietary Sildenafil Cream formulation available by prescription as a compounded drug via Section 503B.
The term “outsourcing facility” refers to a facility that produces compounded drugs in accordance with Section 503B and distributes them either pursuant to a patient-specific prescription or in response to an order from a health care provider, such as a hospital, that is not for an identified individual patient (e.g., for office stock). Outsourcing facilities must be registered with the FDA and are subject to cGMP requirements and FDA inspections. In addition, an outsourcing facility must meet other conditions described in Section 503B, including reporting adverse events, labeling compounded products with certain information, reporting specific information about the drugs that it compounds, including a list of all of drugs it compounded during the previous six months, and the FDA-registered source of the active ingredients used to compound pursuant to Section 503B(b)(2). Under Section 503B, outsourcing facilities are prohibited from selling compounded drugs through a wholesale distributor, subject to certain exceptions set forth in FDA guidance.
Under Section 503B, outsourcing facilities are prohibited from compounding a drug that is “essentially a copy” of an FDA-approved drug, unless the drug is on the FDA’s Drug Shortage List at the time of compounding, distribution, and dispensing. A drug is essentially a copy of an FDA-approved drug if it is identical or nearly identical to the FDA-approved drug, which the FDA has interpreted to mean that it has the same active ingredient(s), route of administration, dosage form, dosage strength and excipients as the approved drug, or if it has the same active ingredient as an approved drug and there is not a change from the approved drug that produces a clinical difference for an individual patient, as determined by the prescribing practitioner.
Outsourcing facilities may only compound using bulk drug substances that either appear on a list established by the FDA of bulk drug substances for which there is a clinical need or drug products on FDA's Drug Shortage List. Although the FDA has not yet finalized its list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA’s list of bulk drug substances for which there is a clinical need. Sildenafil citrate is currently listed in FDA's interim Category 1 List of bulk substances that have been nominated, reviewed by FDA, and may be compounded by outsourcing facilities pending FDA’s final evaluation.
In December 2023, the FDA issued Guidance for Industry addressing the criteria by which the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance.Under such guidance, the FDA intends to use a two-part analysis if the bulk drug substance is a component of an FDA-approved product, and if the bulk drug substance is not a component of an FDA-approved product, then the FDA intends to use only part 2 of such analysis. Under part 1 of the analysis, the FDA intends to evaluate whether there is a basis for the FDA to conclude that (a) an attribute of the FDA-approved drug that makes it medically unsuitable to treat certain patients; and the drug proposed to be compounded is intended to address that attribute; and (b) the drug proposed to be compounded must be produced from a bulk drug substance rather than from the FDA-approved drug product. If the answer to either of such questions is "no," then the FDA could determine that there is no clinical need for compounding with the bulk drug substance. If the answer to both such questions is "yes," then the FDA intends to proceed to part 2 of the analysis. Under part 2 of the analysis, the FDA intends to conduct a balancing test under which FDA would consider each of the following factors: (i) the physical and chemical characterization of the bulk drug substance; (ii) any safety issues raised by the use of the bulk drug substance in compounding; (iii) the available evidence of effectiveness or lack of effectiveness of a drug product compounded with the bulk drug substance, if any such evidence exists; and (iv) current and historical use of the bulk drug substance in compounded drug products, including information about medical condition(s) that the substance has been used to treat and any references in peer-reviewed medical literature. FDA has not announced when it will complete its analysis of nominated bulk substances and make a determination of substances that will be placed, after notice and a comment period, on FDA's final list of bulk substances that may be used in compounding by outsourcing facilities.
The source of any bulk substance active ingredient used in compounding must be a Section 510 registered manufacturer, and the bulk substance must be accompanied by a Certificate of Analysis.
Section 503A of the FDCA exempts licensed pharmacists or licensed physicians who compound drugs for identified, individual patients, based on the receipt of a valid prescription order, from the FDCA’s new drug approval requirements, cGMP requirements, and the requirement to label products with adequate directions for use, provided certain conditions are met. These conditions include that the pharmacist or physician does not compound regularly or inordinate amounts any drug that is essentially a copy of an FDA-approved drug. The framework for assessing if a drug is essentially a copy of an FDA-approved drug under Section 503A is different than the framework under Section 503B described above. For instance, a Section 503A pharmacy may compound a formulation that is greater than 10% in dosage strength than the commercially available drug product, if that formulation is accompanied by a statement of significant difference. In addition, the substances that may be used in compounding under Section 503A are much broader than under Section 503B, because Section 503A pharmacies may compound from bulk substances that are components of FDA-approved drug products and substances that are the subject of a USP/NF monograph.
Sections 503A and 503B also prohibit compounding of drugs that present “demonstrable difficulties for compounding.” The FDA must publish a list of such drugs, through notice and comment rulemaking, before implementing the prohibition, and FDA has not yet finalized any such lists for publication.
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
State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect in January of 2020. The CCPA mirrors a number of the key provisions of the European General Data Protection Regulation, or GDPR, described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, requiring covered companies to provide new disclosures to consumers about such companies' practices for collection and use of consumer data, and providing customers new ways to opt-out of certain sales or transfers of personal information. In addition, the CCPA creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. More recently, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the election on November 3, 2020. The CPRA went into effect in January of 2023, modifying and strengthening the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which will be enacting new regulations and will have expanded enforcement authority. Various states such as Colorado,

Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia have enacted their own privacy laws similar to the CCPA, and other states are considering proposals for such.
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
In 2017, European Union regulatory bodies finalized the MDR, which provided three years for transition and compliance, for a final effective date of May 26, 2020. As a result of the COVID-19 pandemic, however, the implementation date was postponed by one year to May 26, 2021, and a further transition period until May 26, 2024 gives the medical device industry and Notified Bodies additional time to come into compliance. The MDR changed several aspects of the existing regulatory framework for medical device marketing in Europe and increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. Specifically, the MDR requires post-market clinical follow-up evidence for medical devices, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, unique device identification, or UDI, for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. A CE certificate issued under the MDD before May 26, 2021 may remain valid until May 25, 2024 under certain conditions. Longer transition periods for various medical devices covered by certificates or declarations of conformity issued before May 26, 2021 were implemented by the European Commission in March 2023 in order to mitigate the risk of device shortages in the EU. The new transition periods permit devices certified in accordance with the MDD to remain on the market under such certifications until May 26, 2026 for class III implantable custom-made devices, December 31, 2027 for Class III and implantable class IIb devices, and December 31, 2028 for all other class IIb and lower risk devices. As a new market entrant, however, the transition provisions do not apply to our business and we must acquire approvals under the MDR for new products, which could be challenging and costly.

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
Europe – Data Privacy
On May 25, 2018, the GDPR went into effect, implementing a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; limitations on retention of personal data, higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; requirements to conduct data protection impact assessments for "high risk" processing; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afforded greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the EU member states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.
We will also be subject to evolving EU laws on data export, if we transfer data outside the EU to ourselves or third parties outside of the EU. The GDPR only permits exports of data outside the EU to countries deemed by the European Commission to have adequate data privacy laws or where there is a suitable data transfer solution in place to safeguard personal data (e.g., the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision a) calls into question certain data transfer mechanisms as between the EU member states and the U.S. and b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S.
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
Employees
As of March 28, 2025, we had 23 employees. Twenty one of our employees are full-time and two are part-time, 17 are in research and development and six are in general and administrative. Given the differing characteristics of our product candidates, our approach is to engage consultants with experience in varying specialties to help us develop such candidates. Our numerous consultants serve as an extension to our employee base. We believe this approach enables us to access the expertise needed in a cost-efficient manner and without the need to rapidly increase the number of full-time employees and their associated costs. In the future, if we select a commercialization strategy for a product candidate that requires us to establish marketing, sales or distribution infrastructure and capabilities, we may need to rapidly increase our employee base.
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
•We have a limited operating history, a history of significant losses from operations, and expect significant losses from operations, net losses and negative cash flows from operations to continue for the foreseeable future, which, together with our limited financial resources, make it difficult to assess our prospects.
•We plan to generate revenue from sales of our proprietary Sildenafil Cream formulation produced under Section 503B of the FDCA. We have no experience in this line of business and may not succeed in our efforts. We will rely on third parties for the compounding and distribution of our proprietary Sildenafil Cream formulation, and the failure of such third parties to perform as expected could harm our reputation and negatively impact our ability to succeed. In addition, this line of business subjects us to new regulations and potential liability.
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
•We rely on in-license agreements with third parties for rights to develop and commercialize XACIATO and our product candidates. The loss or impairment of our rights under these agreements could disrupt or require us to discontinue development or commercialization activities, or impair our rights to receive payments from our sublicensees, which could have a material adverse effect on our operations and business prospects and viability.
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
•Delays and disruptions in the supply and manufacturing of our product candidates could postpone the initiation of or interrupt our clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and adversely impact the commercialization of any approved products.
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
•The commercial success of XACIATO is outside of our control and will depend on Organon’s efforts and capabilities and a variety of factors, many of which currently are unknown or uncertain, and if commercialization of XACIATO is not successful, our reputation, business and prospects may suffer.
•Our product candidates, if approved for commercial sale, will face intense competition and may fail to achieve the degree of market acceptance necessary for commercial success. Our business, operating results and financial condition will suffer if we, or our commercial collaborators, fail to compete effectively.
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
•We have a relatively small number of employees and if we fail to attract and retain key personnel our business may materially suffer.
•We may not be successful in our efforts to identify and acquire or in-license additional product candidates or technologies, which may limit our growth potential.
•If we and our licensors are unable to obtain and maintain sufficient intellectual property protection, competitors could develop and commercialize or make available products similar or identical to ours, which could significantly limit the commercial potential of our products and product candidates and materially harm our business, financial condition, results of operations, and prospects.
•Most of the products we are developing utilize active pharmaceutical ingredients that are not proprietary to us or our licensors and the patents and patent applications owned by us and our licensors intended to protect our products and product candidates relate to specific formulations, processes, methods of delivery, and/or uses, which may not afford sufficient protection against competitors.
•Volatility in the financial markets, geopolitical conflicts and events, natural disasters, public health emergencies , international trade policies,and other macroeconomic factors may negatively impact our business, financial condition and results and our stock price, including by increasing the cost and timelines for our clinical development programs or making it more difficult or costly to raise additional capital when needed.
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
•Future dilution to our existing stockholders from sales and issuances of our common stock to raise additional capital, or the market's expectation that such sales may occur, could adversely affect our stock price even if our business is doing well.
•We have been subject to a cyber-related crime and our controls and security measures may not be successful in preventing other cybersecurity incidents in the future. Cyber-attacks, security breaches, loss of data and other disruptions to our information technology systems or those of our strategic collaborators or third-party service providers could compromise sensitive or confidential information related to our business, delay or prevent us from accessing critical information, subject us to significant financial loss, or expose us to liability, any of which could adversely affect our business and our reputation.
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
We have a history of losses from operations, we expect significant losses from operations, net losses and negative cash flows from operations for at least the next several years as we develop and seek to bring to market our existing product candidates and as we seek to potentially acquire or license and develop additional product candidates. At December 31, 2024, we had an accumulated deficit of approximately $175.3 million, cash and cash equivalents of approximately $15.7 million, and a working capital deficit of approximately $3.2 million. We will need additional capital to fund our operating needs into the third quarter of 2025 and to meet our current obligations as they become due. All of our cash and cash equivalents at December 31, 2024 represented funds received under grant agreements that generally may be applied solely toward direct costs of carrying out the respective projects under those grant agreements. We have a history of losses from operations and we expect significant losses from operations, net losses, and negative cash flows from operations for at least the next several years as we continue to develop and seek to bring to market our product candidates. We are dependent on securing substantial additional capital from one or more third-party sources to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. These circumstances raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Advancing our investigational products through clinical development and pursuing regulatory approval and commercialization will require substantial additional investment. We will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend highly on many factors, as discussed further below.
Our management may devote significant time and we may incur substantial costs in pursuing, evaluating and negotiating potential capital-raising transactions and those efforts may not prove successful on a timely basis, or at all. If we cannot raise adequate additional capital when needed, we may be forced to reduce, or even terminate our operations. We may delay, scale back or eliminate one or more of our product development programs; relinquish rights under our license agreements with third parties relating to our product candidates; forgo opportunities to expand our product portfolio; take other measures to reduce our expenses; reorganize or merge with another entity; or file for bankruptcy or cease operations. For example, in recent years, due to our limited capital resources, we have focused our resources primarily on the advancement of Ovaprene and Sildenafil Cream, unless a program has been supported by grant or other non-dilutive funding, and we have delayed R&D activities for other programs. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and our stockholders may lose all or part of their investment in our common stock.
Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:
•the product development programs we choose to pursue;
•the initiation, type, number, scope, progress, expansions, results, costs, and timing of clinical trials and preclinical studies of our product candidates that we are pursuing or may choose to pursue in the future;
•the cost and timing of manufacturing for clinical supplies of product candidates and, if applicable, commercial product at sufficient scale;
•the cost and timing of regulatory submissions to and the timing and outcome of decisions by the FDA and other regulatory authorities on our applications to commence and advance clinical development of and to market our product candidates;
•the amount and timing of payments to third parties required under acquisition, in-license and other agreements relating our rights to develop and commercialize our product and product candidates;
•the cost and timing of commercialization activities we undertake or engage third parties to undertake for any product;
•the amount and timing of future royalty, milestone or other payments, if any, we receive under our licensing agreement with Bayer, any future out-licensing agreement, or the Royalty Purchase Agreements;
•our ability to maintain, and establish new, strategic collaborations relating to the development and/or commercialization of our product and product candidates, and the terms and timing of such arrangements;

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
Should we add product candidates to our portfolio, should our existing product candidates require testing or other capital-intensive development activities that we do not anticipate, should the duration of our clinical trials be longer than anticipated, should manufacturing and supply be disrupted, or should regulatory approvals be delayed, our cash resources will be further strained. Should our product development efforts succeed, we will need to develop and implement a commercialization plan for each product, which may also require significant resources to create and implement. In addition, the terms of any collaboration agreements for development and/or commercialization of our product and product candidates may significantly impact our need for additional capital. Because of these uncertainties and the other risks and uncertainties discussed in this Risk Factors section, we cannot reasonably estimate the amount funding necessary to successfully complete development of and seek regulatory approval for our product candidates or to commercialize any approved products. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our planned operations.
We may seek to raise additional capital through a variety of means, including equity, equity-linked or debt securities offerings, government or other grant funding, strategic collaborations or alliances, debt, royalty monetization or other structured financings, or other similar types of arrangements. Our past success in raising capital through equity offerings, grant funding, collaboration agreements, and royalty monetization transactions should not be viewed as any indication we will be successful in raising capital through those or any other means in the future. We expect that our ability to raise additional capital and the amount of capital available to us will depend not only on progress we and our collaborators make toward successfully developing, obtaining regulatory approval for and commercializing our product and product candidates, but also on factors outside of our control, such as macroeconomic and financial market conditions. To the extent we seek to obtain additional capital before achieving clinical, regulatory and/or sales milestones or when our stock price or trading volume or both are low, or when the general market for biopharmaceutical or women’s health companies is weak, additional capital may not be available to us on favorable terms, or at all.
Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. The occurrence or continued occurrence of macroeconomic factors or events similar to those experienced in recent years, such as a U.S. economic crisis or recession or recessionary concerns, inflation, rising interest rates, public health emergencies (such as the COVID-19 pandemic), geopolitical conflict (such as the wars in Ukraine and the Middle East), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained trade and other relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.
Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams.
As discussed above, we may seek to raise additional capital through a variety of means. Raising capital through the issuance of shares of our common stock, or securities convertible into or exercisable for our common stock, may depress our stock price and substantially dilute our existing stockholders. The terms of securities issued may include liquidation or other preferences that may materially adversely affect the rights of our existing stockholders. Debt and other structured financings, if available, would increase our fixed payment obligations and may involve covenants requiring us to maintain specified financial ratios or a specified cash balance, or limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, or impose other operating restrictions that could adversely impact our ability to operate our business and pursue our strategic objectives. We could also be required to meet certain milestones in connection with a debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies, product candidates or products, or otherwise agree to terms unfavorable to us. In addition, we may forego part or all of potentially valuable streams of future payments (e.g., milestone and/or royalty revenue) to raise immediate capital to fund our operations and advance our development programs, such as in the case of our royalty interest financing agreement and the Royalty Purchase

Agreements. Moreover, the lower our cash balance when we seek to raise additional capital, the more difficult, costly or dilutive to our existing stockholders it may be for us to raise additional capital.
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
We have a limited operating history, a history of significant losses from operations, and expect significant losses from operations, net losses and negative cash flows from operations to continue for the foreseeable future, which, together with our limited financial resources, make it difficult to assess our prospects.
We have a limited operating history upon which to evaluate our business and prospects. The development of drug and drug/device combination products in order to obtain regulatory approval is a highly speculative, lengthy and expensive undertaking and involves substantial risk. We cannot accurately determine the duration and completion costs of our development programs, or if, when and to what extent we will generate revenue from any products we develop. Other than XACIATO, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We have not been profitable since we commenced operations and may never achieve profitability. We devote significant resources to licensing or otherwise acquiring the rights to our product candidates and to research and development, or R&D, activities for them. We have a history of significant operating losses. As discussed above, we must raise additional capital to finance our operations and remain a going concern and adequate additional capital may not be available to us on a timely basis, or at all.
The Revenue Sharing Threshold may never be achieved and, as a result, we may not realize any future income based on sales of XACIATO.
We have sold our right, title and interest in 100% of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO, net of payments to upstream third-party licensors and UiE. Whether we receive any future income based on net sales of XACIATO will depend on whether the Revenue Sharing Threshold is reached, which may not occur. Whether the Revenue Sharing Threshold is reached will depend, in part, on Organon’s future commercial success with XACIATO, which is outside of our control, and the successful development and commercialization of Ovaprene and/or Sildenafil Cream, which are subject to significant risks and uncertainties, some of which are outside of our control, as discussed elsewhere in this Risk Factors section.
To the extent we enter into licensing agreements for third-party commercialization of products we develop, as is the case with XACIATO and Ovaprene, we expect our revenue streams related to those products will be based primarily on net sales, which will be largely outside of our control.
In a typical biopharmaceutical licensing or “partnering” deal, the biopharmaceutical company out-licenses technology and other assets to a third party in exchange for future payments, the bulk of which (e.g., royalties and milestones) are conditional on the licensee successfully developing and/or commercializing the licensed assets and determined based on net sales. To the extent we enter into such licensing agreements, the amount of net sales our products may generate, if approved for commercial sale, will be largely outside of our control because marketing and sales activities will be conducted by the licensee and product pricing and costs that impact net sales will be determined by the licensee. Gross sales can be greatly reduced by sales discounts and allowances, which will be determined by our licensee (or mandated by governmental entities). Sales discounts may be particularly substantial for new products compared to established products to incentivize purchases and promote customer loyalty. These factors would serve to reduce the royalties payable to us and delay potential achievement of commercial milestones and the corresponding milestone payments to us. If a licensee has no or limited commercialization success, or net sales are otherwise minimal due to pricing and discount structures, our financial condition and operating results could be negatively impacted and our need for additional capital could significantly increase or be accelerated. Due to our exclusive license agreements with Organon and Bayer, assuming the license grant to Bayer becomes effective, our royalty interest financing agreement, and the Royalty Purchase Agreements, XACIATO’s and Ovaprene’s value to us will be based primarily on net sales, as determined under those agreements.
In the future, we may rely on revenues received from third-party licensees to fund our operations, and failure to receive such revenues, or receipt of only minimal revenue, may cause us to, among other things:
•pursue raising additional funds through equity, debt or other structured financings that could be dilutive to our stockholders or involve restrictive covenants, operational restrictions, security interests in our assets, and/or relinquishing part or all of our rights to potentially valuable future revenue streams;
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
We have entered into an exclusive license agreement with Organon for the commercialization of XACIATO and an exclusive license agreement with Bayer for the commercialization of Ovaprene, if approved for commercial sale. Each of these license agreements may be terminated by the licensee for convenience upon the completion of a specified notice period, subject to limited restrictions. Furthermore, under our agreement with Bayer, Bayer has no payment obligations to us, unless, after reviewing the results of our pivotal clinical trial of Ovaprene, it elects, in its sole discretion, to make the license grant under our agreement effective by making a $20.0 million payment to us. If we do not successfully complete a pivotal clinical trial of Ovaprene in a timely manner, the license grant may never become effective, and we may not receive any additional payments from Bayer. Bayer may elect not to make the license grant effective regardless of the outcome of the pivotal clinical trial. If an exclusive license agreement is terminated early, or in Ovaprene's case, does not become fully effective, we may realize only a small fraction of the potential value of the agreement to us, and we would need to raise significant additional capital to pursue further development and commercialization of XACIATO or Ovaprene, as applicable, or establish another commercial collaboration, which we may not be able to do on a timely basis, on favorable terms, or at all.
We have relied heavily on sales of our common stock to fund our operations, and our ability to obtain additional capital through stock sales or other securities offerings may be more costly or dilutive to our stockholders than in the past, or may not be available to us at all. Our ability to raise additional capital may be limited by a low trading volume, stock price and market capitalization, as well as by laws, regulations and market conditions.
We have relied heavily on our ability to raise capital by selling shares of our common stock. For example, we raised an aggregate of approximately $79.1 million in gross proceeds in fiscal years 2021 and 2022 through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement. Our ability to raise additional capital through sales of our common stock or other securities offerings will depend on several factors, many of which may not be in our favor, including the trading volume and volatile trading price of our common stock, our relatively low public float and market capitalization, our potential inability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market, unfavorable financial market conditions, and the other risks and uncertainties described in this Risk Factors section. If we are unable to raise additional capital through the offering and sale of shares of our common stock, or securities convertible into or exercisable for our common stock, on a timely basis or acceptable terms, or at all, we may seek additional capital through other third-party sources that require us to relinquish valuable rights in our intellectual property, technologies, product candidates or future revenue streams, or that subject us to restrictive covenants, operational restrictions or security interests in our assets, or we may need to delay, scale back or eliminate some or all of our development programs, reduce other expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations.
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
In addition, under SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to use a Form S-3 registration statement (1) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (2) to register the resale of our securities by persons other than us (i.e., a resale offering). While our common stock is currently listed on the Nasdaq Capital Market, there can be no assurance that we can maintain such listing. See, “Risks Related to Ownership of Our Common Stock—If we fail to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock,” below.
Our ability to raise capital on a timely basis through the issuance and sale of equity securities may also be limited by Nasdaq’s stockholder approval requirement for any transaction that is not a public offering (as defined in Nasdaq listing rules). For transactions other than public offerings, Nasdaq requires stockholder approval prior to the issuance or potential issuance of common stock (or securities convertible into or exercisable for common stock) at a price per share that is less than the "Minimum Price" if the issuance (together with sales by our officers, directors and substantial shareholders (as defined in Nasdaq listing rules)) would equal 20% or more of our common stock outstanding before the issuance. Under Nasdaq rules, the "Minimum Price" means a price that is the lower of (i) the Nasdaq official closing price immediately preceding the signing of the binding agreement; or (ii) the average Nasdaq official closing price of the common stock for the five trading days immediately preceding the signing of the binding agreement. In addition, certain prior sales of securities by us may be aggregated with any offering we may propose at a price that is less than the Minimum Price and which is not considered a public offering by Nasdaq, further limiting the amount we could raise in the offering. Under Nasdaq rules, stockholder approval is also required prior to the issuance of securities when the issuance or potential issuance will result in a change of control of our company. Even if a public offering under Nasdaq rules is not subject to the 20% limitation described above, it may involve publicly announcing the proposed transaction, which often has the effect of depressing the market price of a company's stock and could result in a reduced offering price. Accordingly, our existing investors may suffer greater dilution if we seek to raise additional capital through such a public offering of our securities.
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
Our current financial and other resources are limited and not sufficient to develop all of the product candidates to which we hold licenses or options to license. This may affect our efforts to develop and bring to market the product candidates currently in our portfolio and any candidates we may add to our portfolio in the future. Due to our limited resources, we have curtailed, and may be required to further curtail, certain of our development programs and clinical and nonclinical development activities that might otherwise have led, or lead, to more rapid progress in the development of our product candidates, or product candidates that we may in the future choose to develop. We may make determinations with regard to the indications and clinical trials on which to focus our resources that result in our realization of less than the full potential value of a product candidate. The decisions to allocate our research, management, personnel and financial resources toward particular indications may not lead to positive clinical milestones or to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also cause us to miss valuable opportunities, including the potential for some of our product candidates to be first-in-category products.
As a result of financial and other resource constraints, we may be unable to commence or complete our planned clinical trials or prepare and submit applications for marketing approval of our product candidates in accordance with our currently anticipated timelines. See also “Risks Related to Product Research & Development and Regulatory Approval – Delays in the commencement or completion of clinical testing of our product candidates may occur due to any of a number of factors and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable” below.
Women’s health has historically been an underfunded sector. In recent years, a number of public companies focused in women’s health failed to achieve expected commercial success and struggled to access sufficient capital. We are solely focused in women’s health and may be unfavorably impacted by weak investor sentiment and a lack of interest in the category. Our ability to access capital and to advance our candidates could be adversely impacted.
We are solely focused in women’s health, and primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease and menopause. The sector has historically been underfunded, with only about one percent of healthcare research and innovation in the U.S. invested in female-specific conditions beyond oncology according to market research. Non-oncologic women's health therapeutics product launches in recent years have not been perceived as successful. Those perceived commercial failures and the failure of the women’s health sector to receive consistent and committed investment fuels investor sentiment that market opportunities for new products in women’s health are limited. While women's health recently has received more attention, and investment in the women's health sector has seen progress with new or increased funding programs from the federal government, it remains an underinvested sector. Further, there is a high level of uncertainty regarding whether the federal government under the new U.S. presidential administration will continue programs initiated by the prior presidential administration that led to increased funding for research and development in women’s health. Our stock price and our ability to access additional capital on acceptable terms when needed may be adversely impacted by unfavorable investor perception of market opportunities for women’s health products, and our business, operating results, financial condition and prospects could suffer.
Uncertainty in U.S. federal government funding and contracting policies may adversely affect our business.
Changes in federal funding and contracting policies under the new U.S. presidential administration could materially impact the progress of certain of our development programs, including Ovaprene and DARE-HPV, as well as our operating results and financial resources. We have received federal government grants and awards in support of several of our development programs. As discussed elsewhere in this report, our pivotal Phase 3 study of Ovaprene is being conducted, in part, in collaboration with NICHD under our CRADA, and our DARE-HPV program is being supported in large part with funding provided by federal agencies. There is no guarantee that such contracts and funding will not be frozen, restricted, or terminated as a result of changes in federal funding and contracting policies. In addition, potential future funding and collaboration opportunities through HHS, NIH or other federal agencies may be delayed, reduced or made unavailable. Further, research and development conducted in collaboration with U.S.-based colleges and universities could be delayed or discontinued due to changes in federal funding and contracting policies relating to such institutions. These changes could adversely affect our development programs, financial condition, operating results and business plans.
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
Risks Related to Product Research & Development and Regulatory Approval
To date, XACIATO is the only FDA-approved product to emerge from our portfolio. The FDA’s approval of XACIATO does not provide any assurance or predict that we will be successful in developing or achieving regulatory approval to market any other product candidate. If we are unable to successfully conduct and complete development of and obtain regulatory approvals for our investigational products, which may never occur, our business may fail and you could lose all or part of your investment.
Historical success in clinical development of and obtaining regulatory approval for a product candidate does not guarantee or predict future successful outcomes for other investigational products. Each of our development programs is unique and subject to substantial uncertainty of success inherent in pharmaceutical and biopharmaceutical development.
Our current pipeline consists entirely of investigational products, which we also refer to as product candidates, which means that they must successfully complete one or more clinical studies to be considered for marketing approval and undergo a submission and review process with the FDA to obtain approval to be marketed in the U.S., or a similar process with comparable regulatory authorities in other jurisdictions to be marketed anywhere outside of the U.S. FDA or other regulatory authority approval may never be obtained. See also ITEM 1. “BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Prescription Drugs, FDA Review and Approval of Medical Devices, and FDA Review and Approval Process for Combination Products” and “–Government Regulation Outside the U.S.” above. If we are unable to successfully complete development of and obtain regulatory approvals for our product candidates, our business may fail and you could lose all or part of your investment.
Clinical development is a lengthy and expensive process with an inherently uncertain outcome. Failure to successfully develop and obtain regulatory approval to market and sell our product candidates, and in particular, Ovaprene and Sildenafil Cream, would likely adversely affect our business.
Our business depends on the successful clinical development and regulatory approval of our product candidates, and in particular, our lead product candidates, which may never occur. The product candidates we develop require substantial clinical testing to demonstrate that they are safe and effective for their proposed uses. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its outcome is inherently uncertain. A failure of one or more clinical trials could occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of success of later clinical trials, and interim results of a particular clinical trial do not necessarily predict final results of that trial. Accordingly, while some of our product candidates have undergone clinical trials and demonstrated positive results, including Ovaprene and Sildenafil Cream, there is no guarantee of successful outcomes in current or future clinical studies of these product candidates or of obtaining marketing approval for any of them. For example, while PCT clinical trials have been used as a surrogate marker for contraceptive effectiveness and our PCT clinical trial of Ovaprene met its primary endpoint, there is no guarantee Ovaprene will demonstrate contraceptive effectiveness in its ongoing pivotal Phase 3 clinical study or demonstrate a level of contraceptive effectiveness that will enable it to compete effectively in the contraceptive market. As another example, while data from our exploratory Phase 2b RESPOND study of Sildenafil Cream allows us to advance Sildenafil Cream into Phase 3 development, the co-primary efficacy endpoints of the Phase 2b study were not met and there is no guarantee that our planned Phase 3 clinical studies, which will have the same co-primary efficacy endpoints used in the Phase 2b study, will be successful. The fact that the active pharmaceutical ingredients in certain of our product candidates, including Sildenafil Cream, received regulatory approval in other formulations and/or for other indications does not guarantee successful development of our product candidates for their proposed intended uses. Clinical trials may never demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates.
Outcomes of our clinical trials, particularly later-stage clinical trials, including our ongoing Phase 3 study of Ovaprene, may significantly impact our stock price and our business prospects. If interim, preliminary or final results from our clinical studies are not positive, or are perceived by third parties, including the medical community, current and potential collaborators, and the investment community, as not positive, our stock price could decline significantly, our reputation may suffer, and our ability to raise additional capital to continue to operate as a going concern and execute our business strategy could be adversely impacted. If a product candidate fails to demonstrate adequate safety or effectiveness in a clinical study, we may determine to delay, scale back or terminate the program, and we may not realize any return on our investment in the program.
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
Clinical trials of our product candidates may not commence, progress or be completed as expected. Delays could significantly impact our product development costs and timelines, as well as a product candidate’s market potential, if ultimately approved. The timing of initiation, conduct and completion of clinical trials and other development activities for our product candidates may vary dramatically due to factors within and outside of our control and is difficult to predict accurately. We may make statements regarding anticipated timing of clinical development milestones, such as commencement, completion of enrollment, and/or availability of results from our clinical studies, but those statements are predictions based on significant assumptions and the actual timing of achievement of development milestones may differ materially from our predictions for a variety of reasons.
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
•failure to conduct the clinical trial in accordance with its protocol or regulatory or IRB requirements;
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
•participants experiencing severe undesirable side effects or other unexpected adverse events;
•disruptions in or insufficient supply of clinical trial material or inadequate quality of such materials;
•failure of our CROs or other third-party service providers to meet their contractual obligations to us in a timely manner, or at all; or
•delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.
Unexpected SAEs or other undesirable side effects could arise during clinical development and interrupt, delay, or cause the termination of clinical trials, and require us to conduct additional clinical and nonclinical studies that were not part of our development plan, which could significantly increase the development costs and timeline for a program and adversely impact its value and our ability to continue product development. These events may also cause our reputation to suffer and subject us to lawsuits.
As discussed elsewhere in this Risk Factors section, macroeconomic factors and events also have the potential to cause or contribute to significant delays in commencement and completion of our clinical trials. Global supply chain disruptions and the subsequent effects thereof may adversely affect the ability of contract manufacturers to manufacture and supply our clinical trial material. Our prospective or contracted clinical trial sites may experience resource constraints, including staffing shortages, stemming from global or regional issues, such as a public health emergency, natural disaster, or worker strike, and become unable to allocate adequate resources to reach agreements necessary to commence our clinical trials at their facilities or, even if agreements are in place, to conduct our clinical trials. For ongoing clinical trials, macroeconomic factors or events, such as a global pandemic, may result in lower than anticipated subject enrollment and completion rates, including because clinical trial sites may temporarily close or reallocate resources away from clinical research, or study participants may withdraw prior to receiving study treatment or discontinue their treatment or follow up visits to avoid medical settings or because they become sick or must care for a sick family member.
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
The manufacture of our product candidates is subject to compliance with extensive regulatory requirements, in some cases is complex, and in most cases we rely on single source contract manufacturers and suppliers. As a result, we face significant risks of manufacturing and supply delays and disruptions that may be difficult and expensive to resolve and may cause substantial delays in the development and regulatory approval of our product candidates or the commercialization of any approved product. To date, our clinical-stage product candidates have been tested in a relatively small number of clinical study participants. Significant scale-up of manufacturing will be required to provide adequate supplies of our product candidates for larger Phase 2 and Phase 3 clinical trials and may take longer and be more expensive than anticipated. For example, the ongoing pivotal clinical study of Ovaprene will require far more clinical product supplies than were manufactured for prior clinical and nonclinical studies combined. A substantial scale up in production of Ovaprene clinical supplies was necessary to support the ongoing Phase 3 clinical study of Ovaprene, which took longer and was more expensive than anticipated, impacting our development timeline. Under our agreement with ADVA-Tec, we are dependent on ADVA-Tec and its contract manufacturer, Poly-Med, Inc., for all Ovaprene clinical and commercial product supplies, and we do not control these third parties and have limited influence the efforts and resources they expend to meet our supply requirements. Disruptions and delays in scaling up manufacturing of our product candidates for later stage clinical studies may have a significant negative impact on our development costs and timelines. We have, and we expect we will continue to, face multiple challenges as our contract manufacturers scale their processes to provide supplies for larger clinical trials or commercial production including, among others, potential difficulties with process scale-up, process reproducibility, stability and purity issues, compliance with cGMP, lot consistency, and timely availability of acceptable raw materials.
The manufacture of our product candidates is subject to extensive regulation. The finished products (and their APIs) used in clinical trials or approved for commercial sale must be manufactured in accordance with cGMP requirements in the U.S. that are enforced by the FDA and must comply with applicable requirements of foreign regulatory authorities for sales outside of the U.S. These regulations govern manufacturing processes and procedures, including record keeping and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of a product that may result in closure of the manufacturing facility for an extended period of time to investigate and remedy the contamination or inadvertent change. In addition, deviations anywhere in the manufacturing process could cause our product candidates to perform differently and affect the results of clinical trials. Further, even minor deviations in the manufacturing process, including filling labeling, packaging, storage and shipping, and quality control and testing, may result in shipment delays, lot failures, recalls or spoilage, and delay or disrupt our clinical studies or commercial supply of any approved product. See also ITEM 1. “BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Prescription Drugs, FDA Review and Approval of Medical Devices, and FDA Review and Approval Process for Combination Products” and “–Government Regulation Outside the U.S.” above. If our contract manufacturers are unable to produce sufficient quantities of our product candidates (or their APIs) for clinical trials or, if approved for commercial sale, for commercialization at acceptable quality levels, our development and commercialization efforts would be impaired, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, our cost of goods for our product candidates is at an early stage of development. The cost to manufacture our product candidates at commercial scale is difficult to predict currently. We may need to alter the materials, equipment or processes for making our product candidates in order to yield commercially viable products. As discussed above, manufacturing changes could increase development costs and timing, delay regulatory approval or disrupt commercial supply and may not achieve the intended objectives. Manufacturing costs may negatively impact the commercial viability of our product candidates, if approved for commercial sale.
See also “Risks Related to Our Dependence on Third Parties- We do not have, and we do not have plans to establish, our own manufacturing capabilities and instead rely on third-party suppliers and manufacturers for clinical study materials, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business,” and “- In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product candidates or future products, which may heighten our dependence on those third parties, increase the risk of manufacturing disruptions, and result in higher development costs or costs of goods sold” below.
The factors contributing to female sexual dysfunction disorders, including FSAD, are complex and there is limited clinical trial precedent from which to draw experience, making the design and execution of a clinical trial that demonstrates effectiveness of Sildenafil Cream in treating FSAD more inherently challenging and uncertain compared with investigational products for many other conditions.
There are currently no FDA-approved pharmacologic treatments for FSAD and there is no precedent program to reference in the design of our clinical trials for Sildenafil Cream. Female sexual dysfunction disorders in women vary in nature and may be the result of a variety of physiological and psychological factors. Given the variability of factors contributing to the underlying condition, and the product candidates' attributes, clinical studies to evaluate effectiveness in any subset of the conditions under the umbrella of female sexual dysfunction, such as FSAD, are complex. While we worked with experts to select existing as well as develop novel patient reported outcome (PRO) instruments for our exploratory Phase 2b RESPOND study of Sildenafil Cream, tested the potential PRO instruments in a content validity study, reviewed the results of that study with the FDA and aligned with the FDA on the Phase 2b study design, there is no precedent program that has utilized these same endpoints in a Phase 3 study and there is no assurance they will be adequate to detect a treatment effect. In addition, the Phase 2b RESPOND study proved more difficult to enroll than anticipated given the enrollment criteria for the study, particularly the requirement that the partner be enrolled in the study. Moreover, the Phase 2b RESPOND study did not demonstrate statistical significance for the co-primary or secondary efficacy endpoints. While post-hoc analyses of data from the Phase 2b RESPOND study identified a subset of participants that achieved statistically significant improvement in one of the co-primary efficacy endpoints of the study and the planned Phase 3 study will be in that subset of patients, there can be no assurance that Sildenafil Cream will be successful in the planned Phase 3 study.
Sildenafil Cream is designed to work primarily by increasing blood flow to the genital tissue. Therefore, identifying and enrolling patients in our clinical trials of Sildenafil Cream for whom inadequate blood flow to the genital tissue is the primary contributor to their arousal disorder is critical. If we fail to screen study participants properly, the results of our clinical trials are unlikely to demonstrate effectiveness of Sildenafil Cream. Conversely, screening procedures may slow enrollment in a study, delay its completion and increase its costs. In our exploratory Phase 2b RESPOND study, we experienced a slower than anticipated pace of enrollment given the enrollment criteria for the study, which lengthened our original estimated timeline for the study. We may experience delays in future clinical studies of Sildenafil Cream relative to our communicated expectations due to the novel nature of the studies and the complexities of the condition it is intended to treat, which may significantly lengthen clinical study timelines, increase overall costs, and may lead to unfavorable results.
With respect to any clinical study of Sildenafil Cream, even if we can identify and enroll a sufficient number of women for whom inadequate blood flow to the genital tissue is the primary contributing factor to their arousal disorder, there is no guarantee that the use of Sildenafil Cream will meaningfully improve their sensations of arousal or demonstrate statistically significant improvement in the primary or secondary efficacy endpoints of the study. We expect to conduct two Phase 3 studies to support an NDA for Sildenafil Cream. Given the multiple factors contributing to arousal disorders and the novelty of the clinical endpoints that will be utilized to measure effectiveness of Sildenafil Cream in treating FSAD, we may be required to conduct multiple clinical trials in large patient populations, extending the timeline and increasing the cost of development for Sildenafil Cream, without any guarantee of positive results. If we are unable to efficiently and successfully advance Sildenafil Cream through clinical development, our business, operating results and financial conditional, as well as our stock price, could suffer.
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
Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of study data differently than we do, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically an extensive set of data and analyses, and investors and others may disagree with the information we determine is the material or otherwise appropriate information to include in our public disclosure. Information we determine not to publicly disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate, product or our business. If the topline data that we report differ from complete results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, release, safety, efficacy, regulatory filings, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, other regulatory authorities in the U.S., and comparable authorities in other countries or jurisdictions where we seek to test or market our product candidates. The process of obtaining marketing approvals in the U.S. and elsewhere is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, requirements for approval may change over time and our current development plans may not accurately anticipate all applicable requirements for marketing approval by the FDA or comparable regulatory authorities for jurisdictions outside the U.S. See also ITEM 1. “BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Prescription Drugs, FDA Review and Approval of Medical Devices, and FDA Review and Approval Process for Combination Products” and “–Government Regulation Outside the U.S.” above.
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
A change in the regulatory approval pathway we anticipate for a product candidate could significantly increase development cost and timeline and heighten the risk of failure.
We expect to utilize the FDA’s Section 505(b)(2) pathway for most of our current product candidates, including all of our clinical-stage candidates other than Ovaprene, and if that pathway is not available, the development of our product candidates will likely take significantly longer, cost significantly more and entail significantly greater complexity and risk than currently anticipated, and, in any case, may not be successful.
Section 505(b)(2) of the FDCA permits the filing of an NDA in which the applicant relies, at least in part, on the FDA's prior findings of safety and efficacy data for an existing product, or published literature, in support of its NDA, potentially eliminating or reducing the need to conduct certain nonclinical testing or clinical studies and expediting development timelines relative to the traditional or "full" NDA under Section 505(b)(1) of the FDCA.See ITEM 1. “BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Prescription Drugs– Marketing Application Submission and FDA Review” above for more information. If the FDA changes its 505(b)(2) policies and practices, if Congress were to amend the FDCA, or if the current 505(b)(2) pathway is otherwise not available for a product candidate as anticipated, we likely would need to conduct more clinical trials and nonclinical testing than planned to generate additional safety and efficacy data and other information to support an NDA. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition. In addition, Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA, and the filing of a patent infringement lawsuit against us following our submission of a 505(b)(2) NDA could significantly delay any potential FDA approval of the NDA. Even if we are able to utilize the Section 505(b)(2) regulatory pathway for one or more of our candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval or commercial launch.
In regard to Ovaprene, a change in the FDA’s prior determination that CDRH would lead the review of a marketing application for Ovaprene would adversely impact Ovaprene’s development timeline and significantly raise our costs to complete clinical development and obtain regulatory approval. Ovaprene is composed of both device and drug components and is considered a combination product by the FDA. The process for obtaining FDA approval of Ovaprene will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary. See ITEM 1. "BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Combination Products,” above for more information about the FDA review and approval process for combination products. Ovaprene previously underwent a request for designation, or RFD, process with the FDA that determined that CDRH would lead the review of a PMA for potential marketing approval of this product candidate. If the designation were to be changed to CDER, or if either center were to institute additional requirements for the approval of Ovaprene, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would significantly increase the anticipated cost and timeline to completion of Ovaprene’s development and require us to raise additional funds. Based on discussions with the FDA, we believe that if our ongoing pivotal clinical study of Ovaprene is successful, the FDA will not require additional clinical studies to support the PMA for Ovaprene. However, the FDA may determine that the results of the study are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of Ovaprene. Because Ovaprene is one of our lead product candidates, the impact of either a change in the lead FDA review center or the imposition of additional, currently unplanned requirements for approval could be significant to us and have a material adverse effect on the prospects for developing Ovaprene, as well as on our business and our financial condition.
If we are unable to pursue FDA approval via the FDA's 505(b)(2) pathway or, in the case of Ovaprene, through review of a PMA by CDRH, new competitive products may reach the market more quickly than our product candidates, which may have a material adverse impact on our competitive position and prospects. Even if we are allowed to pursue the FDA's 505(b)(2) pathway, and in the case of Ovaprene, review of a PMA by CDRH, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.
Some of our product candidates may be considered combination products by the FDA and other regulatory authorities, which could increase the complexity, cost and timeline for their development and regulatory approval.
To the extent our product candidates meet the FDA’s or any other regulatory authority’s definition of a combination product, the regulatory approval requirements can be more complex and costly because, in addition to the individual regulatory requirements for each component, e.g., a drug and a medical device, additional combination product regulatory requirements may apply. See ITEM 1. "BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Combination Products,” above. The cost and timeline for development of product candidates determined to be combination products may be substantially greater than product candidates that are not considered combination products.
Our clinical-stage product candidates have only been tested in a small number of women over short periods of use and no data exists regarding a potential increase in fetal abnormalities in pregnant women.
If our clinical-stage product candidates, including Ovaprene and Sildenafil Cream, are successful in their clinical development, we expect that women of child-bearing age will use them, and potentially for many months or years. To date, human clinical studies of these product candidates have been for relatively short periods of time and these product candidates lack safety data over longer periods of use. For example, while we believe the risk of adverse fetal development from using these product candidates is low, the impact of these product candidates on fetal development has not been studied and there are no adequate or well-controlled studies of these product candidates in pregnant women. Thus, the risk of adverse fetal development from any one or more of these product candidates may be greater than expected. Should any of these product candidates be shown to increase the risk of adverse fetal development, our ability to develop those or other product candidates would be substantially impaired, our business prospects and operations could be materially harmed, and we could also be subject to potential claims and lawsuits.
Pre-clinical product candidates may be undervalued by investors and may be difficult to fund.
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
The grants and other non-dilutive funding supporting development of several of our programs, including Ovaprene, DARE-HPV, DARE-PTB1, DARE-LARC1, DARE-LBT, and activities to aid in the identification and development a novel non-hormonal intravaginal contraceptive candidate, should not provide any assurance that pre-clinical or clinical development supported by that funding will be successful, or, even if we are successful with all specified development activities, that we will be able or will choose to fund the additional development work that will be required to continue to advance the product candidates toward commercialization. Further, the grant agreements or other non-dilutive funding award agreements supporting these development programs generally feature milestone-based payments or, in the case of NIH grants, payments are received in reimbursement of specified activities, and there is no assurance that we will be able to achieve or otherwise demonstrate satisfaction of the specified development and reporting milestones required to receive future payments under the agreements. Additionally, the counterparties to these agreements may modify, suspend, discontinue payment of funds or terminate the agreements in certain circumstances largely in their discretion. Accordingly, we may never receive future payments under these agreements or realize the full potential amount of the grant or other funding award.
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
We have limited resources and no internal sales, marketing or distribution capabilities. A key aspect of our strategy is to establish collaborations with third parties, such as large and mid-size pharmaceutical companies and other third parties with the relevant R&D and/or commercial expertise and infrastructure, to help bring our product candidates to market. We currently do not expect to directly market, sell or distribute any of our products that receive regulatory approval, and instead intend to enter into agreements with third parties to market, sell and distribute and provide related support services for those products. For example, we have entered into out-license agreements with third parties for the commercialization of XACIATO and, if approved for commercial sale, Ovaprene. We intend to seek additional strategic collaborations. However, such strategic collaboration opportunities may not be available to us for a variety of reasons. For example, certain potential pharmaceutical company collaborators have announced discontinuation or significant reduction in their research and development efforts in women's health therapeutics. To the extent we do enter into strategic collaborations similar to our agreements for the commercialization of XACIATO and Ovaprene, the successful development and commercialization of our products and product candidates may become partially or entirely dependent upon the performance of third parties. By entering into strategic collaborations, we may relinquish control over important elements of product development and commercialization, and the collaborator may fail to develop or effectively commercialize the applicable products or product candidates. In addition, in the case of commercial collaborations, our product revenues may be lower than if we were to sell and distribute products that we develop ourselves.

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

Organon has global commercial rights to XACIATO under our exclusive license agreement. There is no assurance that commercialization of XACIATO in the U.S. will be successful, or that Organon will pursue development and commercialization of XACIATO outside of the U.S. As discussed elsewhere in this Risk Factors section, as a result of the traditional royalty purchase agreement we entered into with XOMA, whether we receive any future income based on net sales of XACIATO will depend on whether the Revenue Sharing Threshold is reached, which will depend, in part, on Organon's future commercial success with XACIATO, which is outside of our control. Apart from Organon's diligence obligation under our license agreement, we have no control over the efforts and resources Organon devotes to the marketing and sale of XACIATO. The occurrence of any of the risks described above could negatively impact the commercial success of XACIATO and have a material adverse effect on our business, financial condition and results of operations.
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
Prolonged failure to carry out its responsibilities or underperformance of NICHD under the CRADA, lack of additional federal government funding allocated to the CRADA budget, or termination of the CRADA, may significantly delay or jeopardize the conduct and completion of the ongoing Phase 3 clinical study of Ovaprene and significantly increase the overall development timeline and costs for Ovaprene.
The Phase 3 study of Ovaprene is being conducted, in part, under our CRADA with HHS, as represented by NICHD. As a result of the CRADA, the conduct and completion of the study is dependent, in part, on performance of NICHD and the third parties it engages to assist in the conduct of the study. Twenty clinical research sites from within the CCTN were initiated to enroll participants in the study. Currently, there are 15 active CCTN sites following enrolled participants in the study, but none are recruiting new participants. Enrollment is currently proceeding at five study sites outside of the CCTN that were initiated in 2025, funded by a grant we received in 2024 from the Foundation. Under the CRADA, NICHD, together with its selected CRO, is responsible for overseeing the clinical investigators in the conduct of the study at the CCTN sites, providing clinical site monitoring and quality assurance and performing data analysis, which are key factors to the successful completion of a clinical trial. We do not control those third parties and they may not perform as expected. For example, in 2024 there was slower than expected participant recruitment and enrollment at a number of the CCTN sites, leading to a decision by us and NICHD to proceed with recruitment at a subset of ten of the CCTN sites that had been initiated.

In the first quarter of 2025, executive orders and other actions taken by the new U.S. presidential administration have negatively impacted the Phase 3 study and NICHD’s ability to carry out its responsibilities under the CRADA. In particular, the NICHD process to enter into contract modifications with the CCTN sites participating in the study in the same manner as it would ordinarily do to provide additional funding to those sites within the current budget under the CRADA has been impacted and remains uncertain. As a result, to help ensure CCTN sites remain active for continued follow-up with existing study participants, we and NICHD agreed to pause recruitment of new participants at all CCTN sites. Depending on its duration, this pause in recruitment at the CCTN sites could adversely impact the overall enrollment rate for the study and increase the time and cost to us to complete the study. In addition, most of the CCTN sites participating in the study are part of colleges or universities, and the federal government recently has terminated or threatened to terminate grants and contracts with colleges and universities, including clinical study contracts with at least one university that is a CCTN site in our study. Further, depending on the duration of the enrollment period and number of subjects enrolled in the Phase 3 study, there may be future costs associated with the study that are not reflected in the current budget under the CRADA for the CCTN sites. We and NICHD have been in discussions regarding the CRADA, which are continuing and which may include discussing a mechanism to potentially provide for additional future payments by us in support of the Phase 3 study for the CCTN sites to complete subjects already enrolled, in the event that the currently budgeted CRADA funds are insufficient. If NICHD is unable to enter into new contracts or contract modifications with CCTN sites for a prolonged period, or terminates its contracts with CCTN sites in our study before the study follow-up visits with existing participants are completed or before the study is completed, we may determine to contract directly with those sites to enable them to restart recruitment and enrollment of new participants and/or ensure they remain active sites to continue follow-up with existing participants, which could increase the time and cost to us to complete the study. In addition, if CCTN sites are closed, some participants may drop out of the study, which could adversely affect completion or results of the study.
Though the CRADA has a five-year term ending in 2026, either party may terminate it for any reason or for no reason upon 30 days’ prior written notice to the other party. Termination of the CRADA by NICHD or by us could significantly delay the conduct and/or completion of the Phase 3 study and significantly increase the overall timeline and costs for development of Ovaprene. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use the cash payments we have made under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination. Suspension by NICHD of activities under the CRADA or termination by NICHD or by us of the CRADA could have a material adverse effect on the Phase 3 study and on our business, results of operations and financial condition, and may cause the market price of our common stock to decline.
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
Our CMOs and component suppliers may experience delays in producing and supplying, or may become unable or unwilling to produce and supply, our clinical trial material or commercial supply material due to financial or personnel constraints, their obligations to, or their decision to prioritize the production and supply of products for, other customers, partial or full loss of their facilities, or supply chain disruptions, including as a result of geopolitical conflicts, macroeconomic events or conditions, natural or manmade disasters, or public health emergencies such as the COVID-19 pandemic. For example, our single source CMO for Ovaprene is located in an area of the U.S. that is vulnerable to tropical storms, hurricanes, flooding and tornadoes, which have potential to render its facilities inoperative for protracted periods. One or more of our CMOs may fail or be unable to perform at a time that is costly or inconvenient for us. We may not have adequate or any recourse against a CMO or supplier who does not perform or terminates its agreement with us if such non-performance or termination is excused under the applicable agreement.
We do not have long-term supply agreements with any of our CMOs or raw materials suppliers. We generally enter into manufacturing agreements on a project-by-project basis based on our development needs, which may heighten the risk of timely availability of sufficient quantities of our product candidates at acceptable costs for clinical trials. For example, we do not have any long-term manufacturing or supply agreements with the CMO from which we plan to obtain clinical supplies for our first Phase 3 clinical study of Sildenafil Cream or with the current supplier of the API for Sildenafil Cream. Future supplies of Sildenafil Cream or the raw materials required to produce it may be more difficult and costly to obtain because we do not have long-term supply contracts, which could make us more vulnerable to significant price increases. As we advance development of our product candidates, we will need to negotiate agreements for commercial supply and we may not be able to reach agreement on a timely basis or acceptable terms, or at all. In addition, the FDA or regulatory authorities outside of the U.S. may require that we have an alternate manufacturer of a product before approving it for marketing and sale in the U.S. or other jurisdiction, and securing such alternate manufacturer before approval of a marketing application could result in considerable additional time and cost prior to product approval.
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
In addition, with respect to any finished product or key components manufactured outside the U.S., such as the API for Sildenafil Cream, which is sourced from a supplier located in India, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, future currency fluctuations, increased shipping costs, or new or increased U.S. tariffs and trade disputes with other countries could increase our clinical development costs, and ultimately, our cost of goods sold, which could adversely impact our operating results and financial condition.
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
Similarly, while Organon assumed manufacturing responsibility for XACIATO from us in December 2023, commercial production and supply of XACIATO remains subject to comparable manufacturing risks as described herein, and any interruption in the commercial supply of XACIATO that directly or indirectly results in significant loss of product sales could have a material adverse effect on future payments we may receive under the traditional royalty purchase agreement we entered into with XOMA.
In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product candidates or future products, which may heighten our dependence on those third parties, increase the risk of manufacturing disruptions, and result in higher development costs or costs of goods sold.
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

We rely on, and intend to continue to rely on, third parties to conduct our clinical and nonclinical studies and execute other significant aspects of our product development programs. Failure of these third parties to successfully carry out their contractual duties, comply with our clinical protocols or regulatory requirements and applicable law, or meet expected deadlines may cause significant delays in our development timelines and/or failure of our programs.
Our business model relies on the outsourcing of important product development functions, tests and services to third parties. We rely on CROs, medical institutions, clinical investigators, laboratories, vendors and consultants to conduct all of our clinical trials and perform nonclinical testing. These third parties play a significant role in the conduct and timing of our clinical and nonclinical studies and the collection, management and analysis of study data, which are critical to our business. In addition, we have relied, and expect in the future to rely, on third parties to assist us in preparing, submitting and supporting the applications necessary to gain marketing approvals for our product candidates. We enter into agreements with these third parties governing their work for us, but we do not control them and have limited influence over their actual performance. They may not devote sufficient time and resources to our projects, or their performance may be substandard, resulting in clinical trial delays, suspensions or terminations, delays in submission of our marketing applications, failure of a regulatory authority to accept our applications for filing or receipt of a CRL. The performance of these third parties may also be negatively impacted by macroeconomic factors, geopolitical conflicts or events, natural or manmade disasters, public health emergencies, information system and cybersecurity incidents, and workforce challenges. In addition, these third parties may have relationships with companies developing competitive products and prioritize a competitor’s clinical or nonclinical studies or regulatory affairs activities over their work for us, which could harm our competitive position. Because of our dependence on these third parties, if they fail to meet expected deadlines, adhere to our study protocols, meet regulatory and legal requirements, or otherwise perform in a substandard manner, we could suffer significant delays and additional costs in, and potentially failure of, the development of one or more of our product candidates.
Our CROs, study sites and other consultants generally have the right to terminate their agreements with us without cause upon the completion of a specified notice period, subject to limited restrictions. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, in a timely manner, or at all. Switching or adding additional CROs, study sites, and other third party service providers due to substandard or inadequate performance or termination of a relationship involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our communicated clinical development timelines. Though we work to carefully manage our relationships with our CROs, study sites, and other third parties, we have encountered challenges and delays in our clinical and nonclinical studies as a result of performance issues in the past, and there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.
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
In April 2018, we entered into the Catalent license agreement under which we acquired exclusive global rights to Catalent's IVR technology platform, including the product candidates we now call DARE-HRT1, DARE-FRT1, and DARE-PTB1. Under this agreement, we must use commercially reasonable efforts to develop and make at least one product or process available to the public, which efforts include achieving specific diligence requirements by dates specified in the agreement, and Catalent may terminate the agreement upon 60 days’ notice for any uncured material breach by us of any of our other obligations under the agreement. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development-Catalent JNP License Agreement,” above.
In May 2018, we completed our acquisition of Pear Tree and obtained exclusive global rights to certain patents and know-how to develop and commercialize a proprietary formulation of tamoxifen for vaginal administration, which led to our DARE-VVA1 program. Under the applicable license agreements, as amended, we are required to use commercially reasonable efforts or reasonable best efforts to bring licensed products and processes to market, which include achieving specified milestones. The licensors may terminate the agreements for failure to make certain payments due to the licensors and any uncured material breach or default, including breach of our diligence obligations. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development—Pear Tree Acquisition and License Agreements,” above.
In August 2023, we entered into a license agreement with Douglas for exclusive rights to develop and commercialize a lopinavir and ritonavir combination soft gel vaginal insert for the treatment of CIN and other HPV-related pathologies, and commenced our DARE-HPV program. Under this agreement, we must use commercially reasonable efforts to develop and introduce to market at least one product or process, which efforts include achieving specific diligence requirements by dates specified in the agreement. Douglas may terminate the agreement for any uncured failure to make certain payments, any uncured material failure to fulfill our diligence obligations, or any other uncured material breach of our other obligations under the agreement. See ITEM 1. "BUSINESS-Strategic Agreements for Pipeline Development—Douglas License Agreement / The University of Manchester Stand-by Direct License Arrangement,” above.
If we do not meet our obligations under our license agreements in a timely manner, some of which require the expenditure or payment to the licensor of significant amounts of cash, or if we are unable to obtain an extension of deadlines for satisfying our obligations, we could lose our rights under these agreements. Moreover, because some of our rights to XACIATO and our product candidates are sublicensed to us, our license agreements may be terminated or we may otherwise lose rights to intellectual property underlying our product or product candidates in the event of termination or loss of rights by our licensors, which may be outside of our control. There is no assurance that we would be able to renew or renegotiate license agreements on acceptable terms, or at all, if our existing license agreements (or the underlying agreements in the case of sublicenses) are terminated. Furthermore, we cannot guarantee that any license agreement will be enforceable. The termination of these license agreements or our inability to enforce our rights under these license agreements could result in the loss of our ability, or that of our sublicensees, to develop, manufacture, market or sell XACIATO or the product candidate covered by the agreement, as well as our ability to grant rights to other third parties to collaborate with us in the development and commercialization of our product candidates and our ability to receive milestone and royalty payments from third-party sublicensees, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•the timing and amount of milestone or royalty payments due to the licensor;
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
Risks Related to Commercialization of Products We Develop
We have no internal sales, marketing or distribution capabilities, and we may need to invest significant resources to establish those capabilities. If we are unable to timely establish those capabilities on our own or through arrangements with third parties, product launch may be delayed, commercialization may be adversely impacted, and we may not be able to generate product sales revenue.
We currently do not have, and have never had, product marketing, sales or distribution infrastructure. In order to commercialize any of our product candidates, if approved for commercial sale, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third-parties that have sales and marketing experience. As we move our product candidates through development toward, and in some cases, through regulatory approval, we evaluate several options for each product candidate's commercialization strategy. These options include building our own sales force and other commercial infrastructure, or collaborating with third parties that have established sales forces and distribution systems, either to augment our own sales force and commercial infrastructure or in lieu of establishing our own sales force and commercial infrastructure. We currently have no commercialization agreements with third parties other than our license agreements with Organon for XACIATO and Bayer for Ovaprene. We may not be able to maintain our existing commercial collaborations or establish and maintain other commercial collaborations on favorable terms, on a timely basis, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties to commercialize products we develop than if we were to do it ourselves.
To generate revenue from our product candidates, if approved for commercial sale, we may need to establish our own sales forces and commercial infrastructure. There are significant challenges and risks involved with building and managing a sales organization and other commercial infrastructure, even if we collaborate with third parties that have established sales forces and distribution systems to augment our own capabilities, including:
•difficulties in recruiting and retaining adequate numbers of qualified individuals;

•providing adequate training for sales and marketing and support personnel;
•effectively managing a geographically dispersed sales force;
•difficulties generating sales leads;
•potential lack of complementary products our sales personnel may be able to offer compared with sales personnel for competitive products; and
•unforeseen costs and expenses associated with establishing a new corporate function and the rapid growth of our company.
Recruiting, incentivizing and training a sales force is expensive and requires substantial management time and focus. If we recruit and train a sales force and the commercial launch of the product is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred significant expenses, and our investment would be lost if we could not retain or reposition our sales and marketing personnel. On the other hand, if we do not timely establish a sales force and other commercial infrastructure, a product launch may be significantly delayed, adversely impacting the potential commercial success of the product, as well as our operating results and financial condition. Both the launch and ongoing commercial support of our products would require significant capital, which may not be available to us when needed or on acceptable terms or at all. All of these factors could strain our cash resources and require us to raise additional capital.
Failure or delay in entering into and maintaining arrangements with third parties to market and sell, or assist us in marketing and selling, our product candidates, if approved for commercial sale, or in establishing capabilities to independently commercialize our product candidates could significantly delay commercial launch and negatively impact their potential commercial success, which could have a material adverse effect on our business, financial condition and results of operations.
Our product candidates, if approved for commercial sale, will face intense competition and our business and operating results will suffer if we, or our commercial collaborators, fail to compete effectively.
The pharmaceutical industry is intensely competitive and characterized by rapid technological developments. Moreover, the women’s health sector is very fragmented and highly competitive. We anticipate that our product candidates may compete not only with FDA-approved, prescription and over-the-counter, branded and generic drug products, but also compounded drugs, medical devices, dietary supplements, and cosmetics. We face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies and specialty pharmaceutical companies that already possess robust product portfolios and strong franchises in women’s health in areas in which we plan to compete, as well as generics manufacturers, compounding pharmacies and other drug compounding facilities, and dietary supplements manufacturers. In addition, academic and other research institutions are and could be engaged in research and development efforts for products in the therapeutic areas targeted by our product candidates. Many of our competitors or potential competitors, either alone or with strategic collaborators, have:
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
Many of our product candidates, if approved for commercial sale, will compete with products that have already been accepted by the medical community and patients. If our product candidates fail to generate compelling clinical results or if patients and health care providers fail to adopt our products for their respective indications, their commercial potential could be adversely impacted or severely diminished. It is possible that the potential advantages of our product candidates do not materialize or that the approved prescribing information for our products does not describe expected features or benefits. We also expect to face competition from new products that enter the market over time. We are aware of products currently under development intended for the same indications as our product candidates. These competitive product candidates may prove safer, more tolerable, more effective, and less expensive, and may be introduced to market earlier, or produced, marketed and sold more effectively or on a more cost-effective basis, than our product candidates. The success of competitive products may render our product candidates noncompetitive or obsolete, even prior to completion of their development.
With respect to XACIATO, there are multiple generic and branded prescription drug products currently approved in the U.S. for the treatment of bacterial vaginosis, including oral and vaginal gel formulations of metronidazole and vaginal cream formulations of clindamycin. If health care providers do not view the prescribing information for XACIATO as compelling compared with other products available for the treatment of bacterial vaginosis, or if competitive products have better insurance coverage or reimbursement levels than XACIATO, health care providers may opt to prescribe a competitive product rather than recommend or prescribe XACIATO to their patients. In addition, women may prefer orally delivered options to vaginally administered XACIATO unless they view XACIATO as providing significantly superior efficacy, safety and/or convenience. If our commercial collaborator fails to generate significant net sales of XACIATO which exceed the Revenue Sharing Threshold, we will not have any future revenue stream relating to XACIATO.
The women's health market includes many generic FDA-approved drug products, compounded drugs, as well as dietary supplements and consumer health products, and growth in these categories is expected to continue, which could make the successful introduction of our products difficult and expensive.
The proportion of the U.S. drug market made up of generic products has been increasing. In addition, compounded drugs and dietary supplements in women’s health are multi-billion dollar markets. As a result, even if our product candidates are approved, it may be more difficult for us or a commercial collaborator to introduce a new product, particularly a branded prescription product, at a price that will allow us to achieve acceptable levels of revenue and net income from product sales. Generic competition is particularly strong in contraception and hormone therapy, which are areas in which we seek to compete. Our product candidates for menopause symptoms will additionally have to compete with compounded hormones supplied by compounding pharmacies and other drug compounding facilities, as well as dietary supplements marketed for relief of menopause symptoms. Compounded sildenafil cream medications are also currently being supplied by compounding pharmacies and other drug compounding facilities. In order for our branded products to develop commercial markets and for third-party payors to cover these higher cost products, our products must demonstrate better patient compliance and clinical benefit as compared to what other available products have demonstrated.
Additional marketing and educational efforts may be required to introduce a new branded prescription medical product in order to overcome use of generic products, compounded drugs and dietary supplements and gain access to reimbursement by payors. If we or a commercial collaborator cannot introduce a product at the desired price or gain reimbursement from payors for the product, or if patients opt for a lower cost generic product, compounded drug, or dietary supplement rather than pay out-of-pocket or a higher co-pay for our product, our sales revenues or royalties and other license fees, as applicable, will be limited and we may never become profitable.
Our product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.
The commercial success of any product we develop and bring to market, or is marketed by a licensee, will depend significantly on the broad acceptance of the product by physicians, patients, and others in the medical community, as well as, in many cases, third-party payors. The degree of market acceptance of our products will depend on several factors, including:
•the indication for which the product is approved;
•the timing of market introduction of the product and availability of alternative treatments and products for the same indication;
•the demonstrated clinical efficacy and safety of the product, including as compared to alternative products;
•the terms of regulatory approval, such as any restrictions on the use of the product together with other medications, or required warnings in the product labeling;
•the prevalence and severity of any adverse side effects associated with the product, including as compared to alternative treatments and products;
•the convenience and ease of administration for patients, including as compared to alternative treatments and products;
•the willingness of the target patient population and prescribing physicians to try a new product ;

•the effectiveness of the sales and marketing strategy and efforts for the product, including the success of efforts to educate the medical community and third-party payors regarding the benefits of the product;
•the pricing and cost-effectiveness of the product, including as compared to alternative treatments and products;
•the availability and extent of third-party coverage and reimbursement for the product;
•the willingness of patients to pay all, or a portion of, the out-of-pocket cost for the product in the absence or insufficiency of third-party payor coverage and reimbursement;
•unfavorable publicity relating to the product or products with the same or similar APIs, or favorable publicity about competing therapies or products; and
•the existence and extent of pending or potential product liability claims.
If XACIATO or any future product does not achieve an adequate level of market acceptance, the product may not generate significant revenue or may generate substantially less revenue than anticipated, which could have a material and adverse effect on our business, financial condition, results of operation and prospects. We may suffer reputational harm and we may never become profitable.
The commercial success of XACIATO is outside of our control and will depend on Organon’s efforts and capabilities, as well as a variety of factors, many of which currently are unknown or uncertain, and if commercialization of XACIATO is not successful, our business and prospects may suffer.
If commercialization of XACIATO is not successful, or is perceived to be unsuccessful, our business, financial condition, results of operations and prospects may suffer, particularly because XACIATO is the first and only product for which we have received regulatory approval. XACIATO’s commercial success will depend on many factors, including those discussed elsewhere in these “Risks Related to Commercialization of Products We Develop” and “Risks Related to Our Intellectual Property” below, as well as the capabilities of Organon and its commitment of sufficient resources to market, distribute and sell the product, preferences by health care providers and women for a vaginally administered therapy, and regulatory approval and market introduction of alternative therapies, including non-antibiotic treatment options. We have limited control over Organon’s efforts with respect to XACIATO and there is no assurance they will be successful or that the Revenue Sharing Threshold will be reached. As discussed elsewhere in this Risk Factors section, we will not receive any payments based on product sales until after the Revenue Sharing Threshold is reached. We may suffer reputational harm if XACIATO is not commercially successful and our ability to raise additional capital or enter into other commercial collaborations could be impaired. See also the risks and uncertainties described under “Risks Related to Our Dependence on Third Parties,” above.
The commercial success of Ovaprene, if approved for commercial sale, will depend on the degree of market acceptance of a hormone-free, monthly intravaginal product, clinical efficacy and safety of the product, including as compared to alternative contraceptive methods, pricing of the product, and the availability and extent of third-party coverage and reimbursement for the product, as well as other factors including Bayer’s marketing and sales efforts.
Today, there is a wide range of prescription and over-the-counter contraceptive options, including hormone-free options such as condoms, diaphragms, cervical caps, sponges, copper IUDs, spermicides and vaginal gels, as well as hormonal products such as pills, patches, vaginal rings, IUDs, implantable rods and injectables. In addition, multiple new methods of pregnancy prevention are in development, including hormone-free options, and some may be marketed in the U.S. before Ovaprene, potentially adding to the level of market competition Ovaprene will face, if approved. In surveys, women have said that the features they consider most important when selecting a contraceptive method are efficacy, ease-of-use and side effects. To have significant revenue potential as a new contraceptive product option, Ovaprene may need to demonstrate typical use efficacy (or the expected rate of pregnancy protection once the product is used widely under everyday circumstances) that approaches the approximately 93% typical use efficacy at 12 months of current FDA-approved non-implanted, non-injected hormonal contraceptive methods (pills, patches and vaginal rings). Clinical testing will also need to demonstrate that the product can be safely worn for multiple weeks.
If Ovaprene receives regulatory approval, its commercial success, or the success of any other future contraceptive product we develop, including our current early clinical-stage and pre-clinical stage candidates, will depend upon the contraceptive market and market acceptance of an alternative method. Factors expected to impact broad market acceptance of a new contraceptive product include those discussed above under "Our product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business," as well as:
•demonstration of minimum acceptable contraceptive efficacy rates;
•perceived safety differences of hormonal and/or non-hormonal contraceptive options;
•competition from new lower dose hormonal contraceptives with more favorable side effect profiles compared with higher dose hormonal contraceptives;
•preference for a monthly format product over contraceptive products to be taken daily or used in the moment;
•preference for an intravaginal product over other formats such as pills, patches, injectables and condoms;
•generic contraceptive options, including generic versions of the hormone-containing intravaginal product NuvaRing®; and
•the effects of changes in health care laws and regulations on third-party payor coverage (including the birth control coverage mandate) and reimbursement and out-of-pocket costs to patients.
If one or more of these risks occur, it could reduce the market potential for Ovaprene, or any other contraceptive product we develop, and place pressure on our business, financial condition, results of operations and prospects.
Under our license agreement with Bayer, provided the license grant becomes effective, Bayer will have exclusive rights to market and sell Ovaprene in the U.S. Accordingly, the potential value of Ovaprene to our company may be highly dependent on the efforts and activities of Bayer. Should Ovaprene fail to generate compelling clinical safety and efficacy data, the license grant under our agreement with Bayer may never become effective. Even if Bayer elects to make the license agreement effective, Bayer has significant discretion in determining the resources that it will allocate to commercialization of Ovaprene and Ovaprene’s commercial success may be limited, in which case our business, financial condition, results of operations and prospects could suffer significantly.
The commercial success of an FDA-approved Sildenafil Cream product will depend on the availability of alternative treatments and products, the effectiveness of the sales and marketing strategy and efforts for the product, including the success of efforts to educate women and their health care providers about FSAD, and the availability and extent of third-party coverage and reimbursement for the product, among other factors.
Today, there are no FDA-approved products to treat FSAD. While our goal is for Sildenafil Cream to be the first product to receive such approval, one or more competitive products may be approved before our product. In addition, an FDA-approved Sildenafil Cream product may also have to compete with compounded drugs. Some compounding entities currently supply topical cream formulations of sildenafil. In addition, some compounding entities have partnered with telemedicine providers, enabling them to expand the potential market for their compounded drugs. The availability of cream formulations of sildenafil through compounding entities, could make it more challenging for Sildenafil Cream to build and maintain market share. Even if we achieve our goal of being first-to-market for FSAD, the costs associated with introducing a new branded prescription product into the female sexual dysfunction market would likely be significant, and regardless of the amount spent, there is no guarantee that our new product will be broadly adopted. Broad market adoption of Sildenafil Cream will depend not only on Sildenafil Cream’s ability to demonstrate safety and effectiveness in treating FSAD in Phase 3 clinical trials, but a variety of factors, as discussed above under “Our product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, which would negatively impact our business.” If we or a commercial collaborator are not successful in increasing awareness and understanding about FSAD and Sildenafil Cream, the market potential of Sildenafil Cream will not be realized. Women who experience low or no genital arousal may be hesitant to seek treatment due to stigma and embarrassment associated with sexual health issues, lack of understanding of normal versus abnormal sexual functioning, or lack of awareness that FSAD may be treated with medication. Health care providers may be hesitant to prescribe Sildenafil Cream for many reasons, including lack of understanding or experience with female sexual dysfunction in general and FSAD in particular, lack of experience with any product approved to treat FSAD, or perceived lack of clinical evidence of the safety and efficacy of Sildenafil Cream. Women may also be hesitant to use Sildenafil Cream for many reasons, including the lack of experience with any product designed to treat FSAD, concern over potential side effects, and the out-of-pocket cost of Sildenafil Cream, particularly if it is not covered by insurance. Currently, third-party payors such as government health care programs and private insurance companies often do not cover products prescribed to treat female sexual dysfunction disorders. If Sildenafil Cream is not an affordable option for a significant segment of potential users, the ability to build a commercial market for Sildenafil Cream will be significantly impaired.
In addition, FSAD is a condition that impacts women of many ages, including older and elderly populations. We have not yet thoroughly studied the topical or clinical pharmacology of Sildenafil Cream in different patient populations, and sildenafil, the active ingredient in our drug candidate, has not been tested over long periods of time in older or elderly women. Older or elderly women may react differently and adversely to Sildenafil Cream than younger populations. We expect our pivotal Phase 3 clinical trials of Sildenafil Cream will be conducted in a premenopausal population. Therefore, we expect initial FDA approval of Sildenafil Cream, if received, to be limited to premenopausal women. Should Sildenafil Cream not be studied in older or elderly women, or, if studied in those populations, should it show increased risk of adverse reactions, or signs thereof, in older or elderly women during clinical development, the potential market for Sildenafil Cream could be significantly limited, which could have a material adverse impact on the value of this program.
The commercial success of DARE-HRT1, if approved for commercial sale, will depend on the availability of alternative products for managing menopause symptoms, concerns about the safety of hormone therapy, and women's preferences, among other factors.
DARE-HRT1, if approved as a treatment for moderate to severe VMS due to menopause, will compete with the many options on the market targeted to or FDA-approved for the treatment of menopausal symptoms, including VMS. Such options include hormone therapies in the form of pills, patches and creams, some of which are FDA-approved products and others which are supplied by compounding entities, as well as non-hormonal options, including an FDA-approved product (Veozah® (fezolinetant)), and dietary supplements. Both the supplement and the compounded hormone therapy markets are very significant. A considerable segment of the compounded hormone therapy market is comprised of compounded hormones in pellet form that are implanted under the skin as a non-daily alternative, which could be directly competitive with DARE-HRT. In addition, we are aware of non-hormonal drug products in development for the treatment of VMS, including elinzanetant, a dual neurokinin-1 and 3 (NK-1 and NK-3) receptor antagonist, for which Bayer submitted an NDA in August 2024, and is anticipated to launch in the second half of 2025. We expect the options for hormone therapy to continue to expand with time. DARE-HRT1 is designed to offer a convenient vaginal ring that continuously delivers a combination of bioidentical estradiol and progesterone over 28 days. Bioidentical hormones refer to compounds that are chemically identical to those produced naturally in the human body. Studies have not demonstrated that bioidentical hormones are safer than synthetic hormones, so DARE-HRT1 will need to compete with many types of hormone therapy options in terms of convenience, safety and efficacy in managing symptoms of menopause.
Risks related to market acceptance of DARE-HRT1 include:
•women's preference for vaginal ring delivery of hormone therapy over pills, patches and creams;
•women's preference for a monthly product format over products to be taken or applied daily;
•data regarding symptom relief of DARE-HRT1 compared with other treatments and products for VMS;
•preference for bioidentical hormones by women and health care providers;
•positive or negative news and research regarding hormone therapy in general and bioidentical hormone therapy in particular;
•preference for an FDA-approved product by women and health care providers over treatments prepared in compounding entities;
•the success or failure of other FDA-approved bioidentical hormone products and FDA-approved non-hormonal products for VMS;
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

The occurrence of any of the circumstances described above could reduce XACIATO’s market acceptance and adversely affect sales of XACIATO in the U.S. and inhibit or delay its development, approval or commercialization outside of the U.S., which could, in turn, have a significant negative impact on potential payments to us under the traditional royalty purchase agreement we entered into with XOMA, as well as our stock price.
If we suffer negative publicity concerning the safety or efficacy of XACIATO or the product candidates we develop, our reputation could be harmed, product sales could be adversely affected or we may be forced to cease or curtail product development efforts.
If concerns should arise about the actual or anticipated clinical outcomes regarding the safety of any of our product candidates, or about adverse event reports on XACIATO, including as a result of safety concerns related to third-party products containing the same or similar active or excipient substances, such concerns could adversely affect the market’s perception of XACIATO and our product candidates. Negative publicity could be time consuming and expensive to address and could adversely affect potential opportunities with strategic partners or collaborators, lead to a decline in product sales, and negatively impact investor sentiment toward a product or product candidate or our company as a whole, which could lead to a decline in our stock price.
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
Coverage from government health care programs and private commercial health insurance companies is critical to the commercial success of XACIATO and any future products. Market acceptance and sales of XACIATO and any future products that we or a commercial collaborator may seek to commercialize will depend in part on the extent to which reimbursement for these products will be available from third-party payors. Third-party payors, such as government health care programs, private health insurers, managed health care providers, and other organizations, are increasingly challenging medical product prices and examining the medical necessity and cost-effectiveness of medical products, in addition to their safety and efficacy. If these third-party payors do not consider XACIATO or any future product to be medically necessary or cost-effective compared to other available therapies and medical products, they may not cover the product as a benefit under their plans or, even if they do, the level of payment may not be sufficient to allow us, or a commercial collaborator, to sell the product on a profitable basis. Coverage decisions can depend upon clinical and economic standards that disfavor new prescription medical products when more established or lower cost alternatives are already available or subsequently become available. Third-party payor coverage may not be available to patients for XACIATO or any future product. If third-party payors do not provide adequate coverage and reimbursement, health care providers may not prescribe our products or patients may ask their health care providers to prescribe competing products with more favorable reimbursement.
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
Failure by us or a commercial collaborator to obtain timely and adequate coverage and pricing for a product, or obtaining such coverage and pricing at unfavorable levels, could materially adversely affect our business, financial condition, results of operations and prospects.
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
If the out-of-pocket costs for XACIATO or any of our product candidates, if approved for commercial sale, are deemed by women to be unaffordable, or if less expensive alternatives exist, a commercial market may never develop or the market potential for that product may be significantly reduced, which could have a material adverse effect on our business, financial condition, and prospects.
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
As no FDA-approved treatments for FSAD currently exist, there is little precedent to help assess whether health insurance plans will cover Sildenafil Cream, if approved for commercial sale.
Sildenafil Cream is being developed for female sexual arousal disorder, a life altering, but not a life threatening, condition. Hence, there is no assurance that third-party reimbursement will be available for Sildenafil Cream, if approved for commercial sale. Even if reimbursement becomes available, the amount of such reimbursement may not make our product affordable to women and profitable to us. Insurers may deem Sildenafil Cream to be a lifestyle drug and decide not to provide reimbursement. Today, many health insurance plans provide reimbursement for male sexual arousal medications. However, we cannot predict whether they will continue to do so or whether they will do so for FSAD treatments as well. The safety and efficacy data from our clinical trials may impact whether Sildenafil Cream will become eligible for insurance coverage, and if it does, the level of such reimbursement. In an environment of rapidly rising health care costs, insurers have been looking for ways to reduce costs, which could make it difficult for new therapies to gain coverage if they are not deemed medically critical or essential. If Sildenafil Cream fails to obtain insurance coverage, or if the patient’s share of the cost is deemed to be expensive, a market may never develop for Sildenafil Cream, which would have a material adverse effect on our financial condition and prospects.
The commercial success of products we develop, if approved for commercial sale, will be impacted by the prescribing information approved by the FDA and comparable regulatory authorities outside the U.S.
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
Manufacturing disruptions could cause significant delays and disruption in the commercial launch and/or supply shortages of any product we develop.
The manufacture of drug products and drug/device combination products can be complex and is subject to compliance with extensive regulatory requirements and we are dependent on, and expect to continue to rely on, contract manufacturers and other third parties to supply our products and their components. Manufacturing disruptions may occur, including as a result of scaling up production to meet commercial requirements or due to global supply chain disruptions. Such problems may prevent the production of lots that meet the specifications required for sale of a product and may be difficult and expensive to resolve. To the extent we or our commercial collaborators rely on single source contract manufacturers and suppliers, if disruptions occur in the operations of any one of those third parties, there may be immediate shortages of our products. If any such issues were to arise, we could lose sales and associated revenue, incur additional costs, delay commercial launch of new products or suffer harm to our reputation.

See above: “Risks Related to Product Research & Development and Regulatory Approval- Delays in the manufacture of our clinical supplies as well as other supply chain disruptions could postpone the initiation of or interrupt clinical studies, extend the timeframe and cost of development of our product candidates, delay potential regulatory approvals and impact the commercialization of any approved products.”; “Risks Related to Our Dependence on Third Parties- We do not have, and we do not have plans to establish, our own manufacturing capabilities and instead rely on third-party suppliers and manufacturers for clinical study materials, including multiple single source suppliers and manufacturers. If these third parties do not perform as we expect, do not maintain their regulatory approvals or become subject to negative circumstances, it could delay, prevent or impair our product development or commercialization efforts, or those of our collaborators, and harm our business;” and “Risks Related to Our Dependence on Third Parties- In some cases, we may be contractually required to obtain clinical or commercial product supplies from specific third parties or there may be a limited number of third-party suppliers of raw materials and other components of our product candidates or future products, which may heighten our dependence on those third parties, increase the risk of manufacturing disruptions, and result in higher development costs or costs of goods sold.”
If competitors obtain approval for generic versions of our products, our business may suffer.
XACIATO and any future product we develop may face direct competition from generic products earlier or more aggressively than anticipated, depending upon the product's success in the market. In addition to creating the 505(b)(2) NDA pathway, the Hatch-Waxman Act amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications, or ANDAs. An ANDA relies on the nonclinical and clinical testing conducted for a previously approved reference listed drug, or RLD, and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the RLD. The FDA is prohibited by statute from approving an ANDA when certain marketing or data exclusivity protections apply to the RLD. If a third party is able to demonstrate bioequivalence without infringing our patents or if a data exclusivity period granted to a product under the FDCA is successfully challenged, a third party may be able to introduce a competing generic product onto the market before the expiration of the applicable patents or exclusivity period under the FDCA. Reduction or loss of periods of market exclusivity for our products could negatively affect our business, operating results and financial condition.
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
To market any product outside the U.S., we, or our commercial collaborators, must obtain separate marketing approvals from comparable regulatory authorities for each jurisdiction and comply with numerous and varying regulatory requirements of other countries, including clinical trials, commercial sales, pricing, manufacturing, distribution and safety requirements. The time required to obtain approval in other countries might differ from, and be longer than, that required to obtain FDA approval. Approval by the FDA or a comparable foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions, but a failure to obtain marketing approval in one jurisdiction may adversely impact the likelihood of approval in other jurisdictions. The marketing approval process in other countries may include all of the risks associated with obtaining FDA approval in the U.S., as well as other risks. Further, for approval in foreign jurisdictions, we may not have rights to reference the necessary clinical and nonclinical data that we do not own or have licensed rights to use, as we anticipate doing under the 505(b)(2) regulatory pathway in the U.S., and we, or our commercial collaborator, may have to conduct further nonclinical studies or clinical trials or develop other additional data to seek approvals in other jurisdictions. In addition, in many countries outside the U.S., a new product must receive pricing and reimbursement approval prior to commercialization. This can result in substantial delays in these countries. Additionally, the product labeling requirements outside the U.S. may be different and inconsistent with the U.S. labeling requirements, negatively affecting our ability to market our products in countries outside the U.S.
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
Risks Related to Section 503B Compounding
We plan to generate revenue from sales of our proprietary Sildenafil Cream formulation produced by Section 503B-registered outsourcing facilities, but we have no experience in this line of business and may not be successful in our efforts.
One aspect of our business strategy is to enter into licensing arrangements with outsourcing facilities through which we can generate revenue from sales of our proprietary Sildenafil Cream formulation produced by those outsourcing facilities under Section 503B. We have no experience in the compounded drugs market and we have never entered into arrangements with outsourcing facilities. We will be required to successfully identify and enter into satisfactory arrangements with one or more outsourcing facilities, and no assurances can be given that we will be successful in doing so on commercially reasonable terms or at all. Even if we are successful in this regard, we may not generate sufficient revenue to recover our costs. Establishing such arrangements could be expensive and time consuming, disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.
We will be reliant on Section 503B-registered outsourcing facilities to produce our proprietary Sildenafil Cream formulation, and their failure to adequately perform their obligations could harm our reputation, business and financial condition.
If we are able to enter into arrangements with one or more outsourcing facilities, we will be reliant on them to compound and distribute our proprietary Sildenafil Cream formulation and to comply with applicable statutory and regulatory requirements, including FDA's cGMP regulations and related FDA guidance for drugs compounded at outsourcing facilities. We will also be reliant on suppliers that supply sildenafil citrate to the outsourcing facilities. We will not control or direct the compounding or distribution process used by these parties, and we will have no control over their ability to maintain adequate quality control, quality assurance and qualified personnel. These arrangements also involve other risks, including:
•the inability of third parties to consistently meet product specifications and quality requirements;
•delay or inability to procure or expand sufficient manufacturing capacity;
•issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•third parties may not be able to appropriately execute necessary manufacturing procedures and other logistical support requirements;
•third parties may fail to comply with cGMP requirements and other FDA or other comparable regulatory requirements;
•breach, termination or non-renewal of agreements in a manner or at a time that is costly or damaging to us;
•inability to procure or maintain state licenses in those states into which our proprietary Sildenafil Cream formulations are shipped;
•third parties may not devote sufficient resources to our needs;
•the operations of third parties could be disrupted by conditions unrelated to our business or operations; and
•logistics carrier disruptions or increased costs that are beyond our control.
Adverse developments affecting the supply of sildenafil citrate or the compounding or distribution operations of parties involved in the compounding and distribution of our proprietary Sildenafil Cream formulation may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the availability of our proprietary Sildenafil Cream formulation. We may also have to undertake costly remediation efforts, or seek more costly supply, compounding and distribution alternatives.
Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, total or partial suspension of production, or issuance of a Form 483 or Warning Letter.
Our plan to bring our proprietary Sildenafil Cream formulation to market under Section 503B will subject us to a variety of new regulations and related potential liability.
We plan to enter into arrangements with one or more outsourcing facility(ies) to produce and distribute our proprietary Sildenafil Cream formulation under Section 503B. An outsourcing facility must meet certain conditions under Section 503B, including registering with the FDA, operating in compliance with the FDA’s cGMP regulations and guidance, and is subject to FDA inspection. Outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Governmental inquiries or actions or litigation brought against us or any of our suppliers or outsourcing facilities relating to our proprietary Sildenafil Cream formulation, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our reputation, business and financial condition.
We or any outsourcing facility with which we have a business relationship may also face allegations, litigation, and regulatory investigations under federal or state laws related to the promotion, advertising, fulfillment, distribution, and/or sale of our proprietary Sildenafil Cream formulation under Section 503B. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Such litigation or regulatory proceedings and investigations, unexpected side effects or safety or efficacy concerns with our proprietary Sildenafil Cream formulation or related negative publicity could have an adverse effect on our reputation, business and financial condition.
Achieving and maintaining market acceptance of our proprietary Sildenafil Cream formulation produced and distributed under Section 503B could be negatively impacted by perceived risks associated with compounded drugs.
Compounded drugs are not FDA-approved products; lawfully compounded drugs are specifically exempt from FDA approval pursuant to Section 503B(a). Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, a compounded drug for a variety of reasons, including because it is not required to be, and has not been, approved for marketing and sale by the FDA. In addition, certain outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage and litigation, and the actions of these facilities have resulted in increased scrutiny of compounding activities. Our ability to generate revenue from sales of our proprietary Sildenafil Cream formulation produced and distributed under Section 503B will be adversely impacted if we are unable to achieve and maintain market acceptance for it.
Sildenafil citrate must remain on the list of bulk substances that may be used in compounding under Section 503B, and if it were to be removed, we would be unable to offer our proprietary Sildenafil Cream formulation under Section 503B.
Sildenafil citrate is currently listed among those nominated substances for which bulk drug substance may be used in compounding by Section 503B-registered outsourcing facilities; the so-called "Category 1" list pending FDA’s evaluation. However, we have no control over whether sildenafil citrate will remain on the list of bulk drug substance that may be used in compounding by outsourcing facilities or for how long. If sildenafil citrate is removed from the list, we would be unable to offer our proprietary Sildenafil Cream formulation via a Section 503B-registered outsourcing facility, and it could harm our reputation, business and financial condition.
In addition, a third party could request that the FDA remove sildenafil citrate from the list of bulk substances that may be used in compounding by Section 503B-registered outsourcing facilities. If removed from such list, outsourcing facilities would be prohibited from producing any compounded drug that includes sildenafil citrate, including our proprietary Sildenafil Cream formulation. For information regarding how the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, see "Regulation of Compounded Drugs," below.
If a compounded drug formulation provided by an outsourcing facility leads to patient injury or death, or results in a product recall, we may be exposed to significant liability and reputational harm.
The success of our proprietary Sildenafil Cream formulation produced and distributed under Section 503B will depend to a significant extent upon perceptions of product quality. We could be adversely affected if the formulation is subject to negative publicity. We could also be adversely affected if it or similar products sold by other companies, or any products sold by outsourcing facilities that produce our proprietary Sildenafil Cream formulation, prove to be, or are alleged or asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who takes a compounded drug, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper distribution or other uses of the compounded drug, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, the compounded drug. Similarly, to the extent any of the ingredients used to produce a compounded drug have quality or other problems that adversely affect the finished compounded drug, its sales could be adversely affected. Because of our dependence upon perceptions of prescribing physicians and their patients, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our proprietary Sildenafil Cream formulation produced and distributed under Section 503B, any similar product sold by other companies, or related to compounded formulations generally, could have a material adverse impact on our reputation, business, and financial condition.
Risks Related to Employee Matters and Managing Our Growth
We have a relatively small number of employees to manage and operate our business.
As of March 28, 2025, we had 23 employees, of which 21 were full-time and two were part-time. Our focus on controlling our cash utilization requires us to manage and operate our business in a highly efficient manner, relying on consultants and other third-party service providers for product development and operational expertise we require, and to limit full-time personnel resources. With a small number of employees, our ability to supervise the service providers we engage, including our CMOs and CROs, may be constrained, which may impact the timing and quality of services we receive. No assurance can be given that we will be able to run our operations or accomplish all of the objectives we otherwise would seek to accomplish with the limited personnel resources we currently have.
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
New legal precedent, laws and regulations and increased levels of lawsuits by public company stockholders could make it costlier or more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract or retain qualified persons to serve as our senior management or on our board of directors.

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
Risks Related to Our Intellectual Property
If we and our licensors are unable to obtain and maintain sufficient intellectual property protection, competitors could develop and commercialize or make available products similar or identical to ours, which could significantly limit the commercial potential of our products and product candidates and materially harm our business, financial condition, results of operations, and prospects.
Our success depends in part on our ability, and the ability of our licensors, to obtain, maintain, enforce, and defend patent rights, proprietary know-how, and trademarks of sufficient scope in the U.S. and other countries with respect to our products, product candidates and proprietary technologies. If we are unable to obtain, maintain, enforce and defend sufficient intellectual property protection, our business, financial condition, results of operations and prospects could be materially harmed.
We depend heavily on patent rights and other intellectual property in-licensed to us from third parties to protect most of the products and technologies we develop. For some such rights, our third-party licensors control patent strategy and prosecution and we have little, if any, influence or control over such patent strategy and prosecution, and our licensors may not always act in our best interest.
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
Most of the products we are developing utilize active pharmaceutical ingredients that are not proprietary to us or our licensors and the patents and patent applications owned by us and our licensors intended to protect our products and product candidates relate to specific formulations, processes, methods of delivery, and/or uses, which may not afford sufficient protection against competitors.
The APIs in XACIATO, Sildenafil Cream, DARE-HRT1, DARE-VVA1, DARE-HPV, and other products we are developing are not proprietary to us or our licensors. There are generic drugs available with the same APIs. The patent protection we and our licensors may obtain and maintain for such product candidates are limited to specific formulations, processes, methods of delivery, and/or uses, which may not afford us sufficient protection against competitors. For example, competitors could offer products with the same API as our products in a different formulation or delivery system or for an indication that is outside the scope of our patented formulation, system or use. The commercial opportunity for our products could be significantly harmed if competitors are able to develop or make available alternative formulations with the same APIs or better delivery approaches compared with the products we develop.
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
If a competitor infringes upon our patent or other intellectual property rights, including any rights licensed by us, enforcing those rights may be costly, difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time-consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patent or other intellectual property rights against a challenge. Our rights to enforce and defend patents we in-license depend upon the terms of our agreements with our third-party licensors, and in some cases, our licensors have the right to control patent enforcement litigation and defense against patent infringement litigation, and we have indemnification obligations for certain losses arising from third-party claims. We also have indemnification obligations under our out-license agreements for XACIATO and Ovaprene, which could subject us to significant liabilities that may have a material adverse effect on our business, results of operations and financial condition. Our rights to indemnification by our licensors and licensees may not be adequate to compensate us for losses or the potential loss of our ability to manufacture and sell products. If we were unsuccessful in enforcing and protecting our intellectual property rights and protecting our products, it could materially harm our business.
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
Certain of our product development activities have been funded, are being funded and may in the future be funded, by the U.S. government and/or not-for-profit organizations. Our agreements for these sources of funding include, and may in the future include, terms and conditions that affect our intellectual property rights. For example, under our CRADA with NICHD for the Phase 3 clinical study of Ovaprene, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up right to practice for research or other government purposes any invention of either party conceived or first actually reduced to practice in the party’s performance of the CRADA and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. Under our subaward agreement with VentureWell, the federal government has a nonexclusive license to obtain access to and to share research results and data, as well as certain rights, including “march-in” rights, in intellectual property conceived, made, created, developed or reduced to practice in our performance of the research activities and objectives relating to advancement of our DARE-HPV program specified in the subaward agreement, pursuant to and in accordance with the Bayh-Dole Act of 1980. During the term of the subaward agreement and for three years thereafter, we are subject to certain restrictions on foreign access to the intellectual property and other technology developed by or for us in or for the provision of such services, including restrictions on our sale or other transfer of such technology to a foreign firm or institution (which would include a sale of our company and a sale or licensing of such technology, but not sales of products or components) without the prior approval of the federal agency providing funding for the subaward agreement.
The U.S. federal government retains certain rights in inventions produced with its financial assistance. Under the Bayh-Dole Act, the federal government retains a nonexclusive, nontransferable, irrevocable, paid-up license for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in” rights. March-in rights allow federal agencies, in specified circumstances, to require the recipient of federal funding (the contractor) or successors in title to the patent to grant a nonexclusive, partially exclusive or exclusive license to a third party if it determines that (i) adequate steps have not been taken to achieve practical application of the invention, (ii) government action is necessary to meet public health or safety needs, (iii) government action is necessary to meet requirements for public use under federal regulations or (iv) unless the requirement has been waived, the contractor has failed to substantially manufacture in the U.S. any product embodying the subject invention that is intended for U.S. commerce. If the contractor or its successor refuses to do so, the government may grant the license itself. The federal government also has the right to take title to these inventions if the contractor or its successor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. To date, no federal agency has ever exercised march-in rights; however, the Biden administration announced that it viewed march-in rights as a legitimate means for the government to address rising pharmaceutical costs and future use of march-in rights by the government is uncertain. Any exercise by the government of march-in rights could harm our competitive position, business, financial condition, results of operations and prospects.
Under our grant agreements with the Foundation, we agreed to make products, services, processes, technologies, materials, software, data, other innovations, and intellectual property resulting from the respective projects funded by the respective grants (referred to as Funded Developments), available and accessible at an affordable price to people most in need within developing countries, and to promptly and broadly disseminate the knowledge and information gained from the project funded by the grant (referred to as the Global Access Commitment). In connection with the Global Access Commitment, under the agreement, we also granted the foundation that awarded the grant a nonexclusive, perpetual, irrevocable, worldwide, royalty-free, fully paid up, sublicensable license to make, use, sell, offer to sell, import, distribute, copy, create derivative works, publicly perform, and display Funded Developments and essential background technology (referred to as the Humanitarian License). We are required to ensure that the Humanitarian License survives the assignment or transfer of Funded Developments and essential background technology. Our obligations under the Global Access Commitment and the Humanitarian License may limit the value to us of the Funded Developments.
Risks Related to Our Business Operations and Industry
Disruptions at the FDA, NIH, SEC and other government agencies, including due to lack of funding, changes in leadership, significant personnel turnover, or diminished staffing, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and hinder our ability to raise additional capital.
Twice in the past decade, the previous appropriations legislation deadline was reached and Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. The federal government came close to another shutdown several times in recent years. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. A federal government shutdown could prevent or delay staff at federal agencies from performing key functions that may adversely affect our business.
In addition, considerable uncertainty exists regarding how federal government policy changes and budget decisions will unfold, including the regulatory and spending priorities of the new U.S. presidential administration and Congress, and what challenges potential policy changes and budget reductions will present for us and our industry generally. Measures being implemented by the new U.S. presidential administration are expected to significantly impact federal regulatory agencies, such as by reducing funding to or restructuring such agencies. For example, in the first quarter of 2025, the new U.S. presidential administration began terminating federal government employees and federal agencies were directed to develop plans for large-scale reductions in force and reorganization. As a result, agencies throughout the federal government may experience mass layoffs, as well as a significant number of voluntary departures. The impact of these changes at federal government agencies with which we interact is uncertain at this time, however, mass layoffs and large-scale voluntary departures, in particular at the FDA, NIH, ARPA-H and SEC, could adversely impact our company. For example, if it experiences significant workforce reduction or turnover, the FDA in the future may be unlikely to meet its application review goals or be available for timely interactions regarding our product development plans, which could delay our ability to advance clinical development of our product candidates or obtain marketing approvals. The ability of the FDA to review and approve new product applications or take action with respect to other regulatory matters can be affected by a variety of factors, including funding levels, ability to accept the payment of user fees, ability to hire and retain key personnel, and statutory, regulatory and policy changes. Disruptions at the FDA may delay meetings and other communications with or on-site inspections by agency staff necessary to progress development of our product candidates and may slow the time necessary for acceptance, review and approval of applications to commence clinical studies or to market a new product in the U.S. By way of further example, disruptions at the NIH, including its various institutes and centers, such as NICHD, could delay or prevent providing or processing new grant awards to fund research and development activities and disrupt staff’s work and other activities or funding under active grant/cooperative agreements. As discussed elsewhere in this report, including in this Risk Factors section, changes and disruptions at HHS agencies could result in delays or disruptions to our Phase 3 clinical study of Ovaprene and advancement of our DARE-HPV program. Moreover, reduced funding levels or leadership and policy changes at HHS agencies could negatively impact our ability to obtain additional grant awards or other non-dilutive federal funding opportunities.
Disruptions at the SEC could prevent or delay SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. For example, if a federal government shutdown halts non-essential SEC operations for an extended period during which we do not have an effective shelf registration statement, it may negatively impact our ability to raise additional capital through registered offerings of our securities.
If a prolonged U.S. government shutdown or other event or condition occurs that prevents or significantly delays the FDA, NIH, SEC or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, or if an agency is restructured or experiences a significant reduction in funding, leadership changes, workforce reduction or employee turnover, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.
Business interruptions resulting from public health crises, natural disasters or telecommunication and electrical failures may materially and adversely affect our business, operating results and financial condition.
We may experience significant business disruptions as a result of a public health emergency, natural or manmade disaster, act of terrorism, war, or telecommunications or electrical failure that impacts our facilities or employees, or those of the third parties on which we rely for key business activities. The effects of such events or conditions may materially and adversely affect our product development activities in the future, including as a result of:
•difficulties and delays in clinical study site initiation, including due to diversion of healthcare resources away from conducting clinical studies or delays in IRB review and approval of clinical study protocols;
•difficulties and delays in recruiting and enrolling clinical study participants and conducting follow-up visits;
•interruption of key clinical study activities, such as study site and data monitoring, due to operational closures or disruptions at our CROs or study sites or limitations on travel or in-person gatherings;
•staff disruptions and turnover internally or at our CMOs, CROs, clinical study sites, collaborators or other third parties on which we rely, either directly or indirectly as a result of reallocation of resources, illness, government mandates or other changes in terms of employment;
•difficulties and delays in production of clinical trial materials and commercial product, including due to supply chain disruptions or resource constraints or reallocation on the part of our CMOs and raw materials suppliers;
•interruptions in U.S. or global shipping that may affect the transport and delivery of raw materials, clinical study materials and commercial product;
•imposition of new or increased tariffs, sanctions, import/export controls or other trade policies that significantly increase the costs of the components and raw materials used in the production of XACIATO or our product candidates;
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

The strategies we implement designed to mitigate the effects or potential effects on our business of a public health emergency such as the COVID-19 pandemic, a natural or manmade disaster, act of terrorism, war or telecommunications or electrical failure that impacts our facilities or employees or those of third parties on which we rely may not be effective. The occurrence of such an event or condition could cause significant delays in the timelines for our clinical studies, our regulatory submissions or potential marketing approvals of our product candidates, substantially increase our development costs, and delay or contribute to delays in the commercial launch of any approved product or market acceptance of the product. The longer such an event or condition persists, the greater the potential for significant adverse impacts to our business operations and those of the CROs, CMOs, commercial collaborators, and other third-party service providers and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, assist with regulatory affairs necessary to advance and seek regulatory approval for our programs, and market, sell and distribute our products, if approved for commercial sale.
Public health emergencies, natural or manmade disasters, acts of terrorism, war or telecommunications or electrical failures may also have the effect of heightening many of the other risks and uncertainties described in this Risk Factors section.
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
We carry product liability insurance that we believe to be adequate for our clinical testing and product development programs and in connection with XACIATO. However, insurance coverage is increasingly expensive, and it may be difficult to obtain adequate product liability insurance in the future. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any of our product candidates, if approved for commercial sale. We also have indemnification obligations to our commercial and other collaborators. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.
Our current or future employees, clinical investigators, commercial collaborators or service providers may engage in misconduct or other improper activities, including non-compliance with laws and regulatory standards.
We may become exposed to the risk of employees, clinical investigators, commercial collaborators, CMOs, CROs, consultants or other vendors engaging in fraud or other misconduct. Misconduct by our employees or third parties on which we rely for the development and commercialization of our products and product candidates could include intentional failures, such as failures to: (1) comply with FDA or other regulators’ requirements, (2) provide accurate information to such regulators, (3) comply with clinical and nonclinical research standards and manufacturing standards established by us and/or required by the FDA or other laws and regulations, or (4) comply with SEC rules and regulations. Sales, marketing and business arrangements in the health care industry are subject to extensive laws, regulations and industry guidance intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by current or future employees, clinical investigators, commercial collaborators, CROs, consultants or other vendors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory or civil sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant adverse effect on our business, including the imposition of significant fines or other sanctions, and reputational harm.
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
We utilize information technology systems and networks in the ordinary course of our business to process, transmit and store sensitive data, including confidential information, intellectual property, and personally identifiable information of our employees, consultants and others. As the use of digital technologies has increased, cyber incidents, including deliberate attacks (such as the deployment of harmful malware and other malicious code, ransomware, denial of service, social engineering, and other attempts to gain unauthorized access to computer systems and networks), have increased in frequency and sophistication, and have become increasingly difficult to detect. These threats pose a risk to the security of our systems and networks and those of our collaborators and third-party service providers, including our CMOs and CROs for our clinical studies, which store sensitive or confidential data of ours, and could compromise the confidentiality, availability and integrity of such information which may be vital to our operations and business strategy. A successful cyber-attack could cause serious negative consequences for us, including, without limitation, the disruption of our operations, the misappropriation or destruction of our confidential information and sensitive data, including clinical trial data, corporate strategic plans and financial information, and the misappropriation of other assets, including our cash. Organizations and governmental bodies with far greater resources than ours dedicated to cybersecurity have proven vulnerable to cyber-attacks. There can be no assurance we will succeed in preventing cybersecurity breaches or successfully mitigate their effects. In March 2023, we became aware that we had been subject to a criminal fraud commonly referred to as “business email compromise fraud.” The incident involved unauthorized access to an employee’s email account by a third-party impersonator and resulted in an electronic payment of approximately $0.4 million intended for a vendor being fraudulently misdirected to unknown parties. We retained a third party to assist in our investigation of the incident and implementation of remedial measures, including enhancements to our controls relating to electronic payments to third parties. Approximately $0.2 million of the fraud loss was covered by insurance. We do not believe this incident had or will have a material impact on our business, financial condition or results of operations. However, cyber-related criminal activities continue to evolve and increase in frequency and sophistication, including as a result of advancements in generative artificial intelligence technology, and our security measures and controls may not be successful in preventing further cyber-related crimes.
Despite implementing security measures, any of the information technology systems belonging to us or our collaborators and third-party service providers, including our CMOs and CROs for our clinical studies, and the sensitive and confidential information contained within them are vulnerable to damage or interruption from computer viruses and other malware, unauthorized access, including as a result of employee error (e.g., phishing or spoofing scams) or malfeasance, service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failure. We rely on third-party service providers and technologies for our data processing-related activities, including without limitation third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. We rely on these third parties to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. However, our ability to monitor these third parties' cybersecurity practices is limited, and these third parties may not have adequate security measures in place. In addition, we do not have our own information technology department or personnel and rely on third-party information technology consultants to assist our management in assessing, identifying and managing our cybersecurity risks. We do not control these third parties and they may fail to perform as expected. Moreover, the shift to remote working arrangements and the prevalent use of mobile devices that access sensitive or confidential information increases the risk of data security breaches. Technology security systems and other security measures in employees’ homes or other places they may work may not be as robust and more vulnerable to cybersecurity attacks. Any system failure, accident, security breach or data breach that causes interruptions in our own or in third-party collaborators’ or service providers’ operations could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive or confidential information, or that of our employees, collaborators, service providers and participants in our clinical studies. A security incident or other interruption could disrupt our ability (or that of third parties upon which we rely) to conduct our business operations and could divert significant resources to remedy or mitigate the damage caused. For example, if clinical or nonclinical study data is lost or becomes compromised, it could result in delays in our product development and regulatory approval efforts and significantly increase our costs due to additional time and resources necessary to recover and verify, or potentially reproduce, the data. In addition, a security breach or privacy violation that leads to disclosure of personally identifiable information or protected health information could require us to make notifications to the public as well as regulatory authorities, harm our reputation, subject us to audit, investigation, steep fines and administrative penalties and mandatory corrective action. A data breach could also require us to verify the correctness of database contents and subject us to litigation, including class action lawsuits, or other liability under laws and regulations that protect personal data, consumer protection and other laws. Further, our information technology and other internal infrastructure systems, including firewalls, servers, leased lines and connection to the internet, face the risk of systemic failure, which could disrupt our operations. If any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur resulting liability, our product development programs and competitive position may be adversely affected, the further development of our product candidates may be delayed, and the manufacture and sale of any approved products may be impaired.
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
Our business may be adversely affected by general conditions in the global economy and financial markets and geopolitical tensions and events.
Various macroeconomic factors could adversely affect our business, our results of operations and financial condition, including a U.S. government shutdown, delay or failure of the U.S. government to raise the federal debt ceiling, an increased rate of inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, recessionary concerns and overall unfavorable economic conditions and uncertainties, including those resulting from geopolitical events, including the wars in Ukraine and the Middle East and strained relations between the U.S. and a number of foreign countries; international economic sanctions, including those imposed on Russia; new or increased tariffs and other barriers to trade; climate change concerns; or public health emergencies, including the COVID-19 pandemic. U.S. government actions to reduce the federal deficit, or its delay or failure to raise the federal debt ceiling, may result in reduced funding for government-funded or subsidized health programs or require the federal government to stop or delay making payments on its obligations under such programs, which could impact sales of our products covered under such programs, if any, and negatively affect our operating results. Interest rates and the ability to access credit markets could adversely affect the ability of patients, payors and distributors to purchase, pay for and effectively distribute our products, if and when commercially available. Similarly, unfavorable or uncertain macroeconomic factors could affect the ability of our current or potential future collaborators, third-party service providers or suppliers, including sole source or single source manufacturers or suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our clinical trial material and products or commercialize our products, if and when approved. Failure by any of them to remain in business or allocate adequate resources to our products and product candidates could have a material adverse effect on our efforts to develop and obtain regulatory approvals for our product candidates and generate revenue from any approved products.
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
For example, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report annually by our management on the effectiveness of our internal control over financial reporting, and performing the system and process documentation and evaluation necessary to issue that report requires us to incur substantial expense and expend significant management time. If and when we are an accelerated filer, we will also have to obtain an attestation report on our internal control over financial reporting by our independent registered public accounting firm, which may substantially increase compliance costs. Recent SEC rules and rulemaking initiatives, such as those regarding pay versus performance, compensation clawback, and cybersecurity disclosure requirements, may result in significant additional time and expense devoted to compliance initiatives.
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
•reduced non-financial disclosure obligations, including regarding the description of their business, management’s discussion and analysis of financial condition and results of operations, market risk, executive compensation, policies governing transactions with related persons, and corporate governance; and
•later deadlines for the filing of annual and quarterly reports compared to accelerated filers.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. At December 31, 2024, we had substantial federal and state net operating loss, or NOL, carryforwards. However, our federal NOL carryforwards and other tax attributes may not be available to offset future taxable income because of restrictions under U.S. tax law, including limitations due to ownership changes that occurred previously or that could occur in the future, and similar limitations may apply under state tax laws. In addition, under legislation enacted by California in 2024, generally, there is a suspension of the NOL deduction for tax years 2024 through 2026 for taxpayers with net business income or modified adjusted gross income of $1 million or more, and a limit of $5 million of business credits on the aggregate use of otherwise allowable business tax credits that any taxpayer could claim for tax years beginning 2024 through 2026. For these reasons, we may not be able to realize a tax benefit from the use of our NOL carryforwards and other tax attributes, even if we attain profitability. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. See Note 8 “Income Taxes” to the accompanying consolidated financial statements for more information about limitations on our ability to use our NOL carryforwards and other tax attributes.
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
The stock market in general, and the market for biopharmaceutical companies in particular, have experienced significant volatility, which has often been unrelated to the operating performance of particular companies. The stocks of small cap and microcap biopharmaceutical companies like ours tend to be highly volatile. Our common stock has experienced extreme trading price and volume fluctuations in the past, including fluctuations that have been unrelated or disproportionate to developments in our business and our operating performance, and we expect that our stock price will continue to experience high volatility. The market price for our common stock may be influenced by a variety of factors, some of which are beyond our control or are related in complex ways, including:
•significant developments with our product development programs, such as actual or anticipated changes to development and approval timelines, results from any clinical trial, unanticipated serious safety concerns, suspension or discontinuation of a program, initiation of a new program and communications or decisions from the FDA or other regulatory authorities relating to applications we submit for clinical trials or marketing approval of our product candidates;
•announcements of capital raising transactions, including sales of our common stock or securities convertible into or exercisable for shares of our common stock by us, or expectation of additional financing efforts;

•the amount of our cash;
•the level of actual or anticipated expenses related to development of our product candidates, and in particular our clinical-stage development programs;
•announcements relating to strategic collaborations or alliances or significant licenses, acquisitions or dispositions of assets or capital commitments by us or our competitors or companies perceived to be economically linked to us;
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
•increased selling by our stockholders, as well as the overall trading volume of our common stock; and
•the other factors described in this Risk Factors section.
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
Our common stock is listed on The Nasdaq Capital Market. In August 2024, we received a letter from Nasdaq notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires a company listed on Nasdaq to maintain a minimum market value of listed securities of $35.0 million, which we refer to as the “Minimum MVLS Rule.” We were provided an initial period of 180 calendar days, or until February 10, 2025, to regain compliance with the Minimum MVLS Rule.
On February 13, 2025, Nasdaq’s Listing Qualifications Department notified us that because we did not regain compliance with the Minimum MVLS Rule by February 10, 2025, our common stock is subject to delisting from Nasdaq unless we timely request a hearing before the Nasdaq Hearing Panel (the “Panel”).
We requested a hearing before the Panel, which request stayed the delisting of our common stock pending the decision of the Panel following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing was held on March 25, 2025. Pursuant to published Nasdaq guidance, the Panel typically issues decisions within 30 days of the hearing.
There can be no assurance that the Panel will grant us any extension period within which to regain compliance with the Minimum MVLS Rule, or if any extension period is granted, that we will regain compliance with the Minimum MVLS Rule within such extension period, or that we will be able to satisfy all other continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock on The Nasdaq Capital Market even if we regain compliance with the Minimum MVLS Rule. For example, until we regained compliance on

July 18, 2024, we were not in compliance with the continued listing standard commonly referred to as the minimum bid price rule since July 19, 2023.
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
We have used at-the-market, or ATM, offerings to fund a significant portion of our operations in prior years, and we may continue to use ATM offerings to raise additional capital in the future. For example, in 2021, we sold an aggregate of approximately 3.0 million shares of our common stock in ATM offerings. We sold substantially fewer shares in ATM offerings in 2022 and 2023 and to date in 2024, however, we may sell significant amounts of shares in ATM offerings again in the future. In addition, we may sell up to approximately $14.5 million in shares of our common stock under our equity line arrangement. The purchase price for the shares we may sell under our equity line arrangement will vary based on the market price of our common stock at the time we initiate a sale. While sales of shares of our common stock in ATM offerings and under our equity line arrangement may enable us to raise capital at a lower cost compared with other types of equity financing transactions; such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
The exercise of our outstanding warrants and options as well as the issuance of shares pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
As of December 31, 2024, we had outstanding warrants to purchase up to approximately 1.3 million shares of our common stock at a weighted average exercise price of $7.49 per share, outstanding options to purchase up to approximately 0.9 million shares of our common stock at a weighted average exercise price of $14.58 per share, and approximately 0.5 million shares of our common stock remained available for future issuance under our stock incentive plan. The exercise of a significant portion of our outstanding warrants and options and the issuance of shares of our common stock pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
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
Shares underlying outstanding warrants represent approximately 14% of the outstanding shares of our common stock as of March 28, 2025, and the underlying shares generally may be freely sold into the public market following exercise of the warrants by the warrant holders. In addition, the issuance of all of the approximately 0.9 million shares of our common stock underlying outstanding options and the approximately 0.5 million shares of our common stock that remained available for future issuance under our stock incentive plan as of December 31, 2024 have been registered under the Securities Act and such shares if, and when issued, can be freely sold in the public market, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.
Almost all of our outstanding warrants have exercise periods that extend into December 2028 or March 2029 and, as of December 31, 2024, our outstanding options had a weighted average remaining contractual exercise period of approximately 6.7 years. Accordingly, the potential adverse market and price pressures resulting from these sales, or the perception that such sales could occur, may continue for an extended period of time and continued negative pressure on the trading price of our common stock could have a material adverse effect on our ability to raise additional capital through equity or equity-linked financings.
In addition, our Restated Certificate of Incorporation, as amended, authorizes us to issue up to 240.0 million shares of our common stock. Subject to limitations imposed by Nasdaq or such other securities exchange on which our securities may be listed, authorized shares of our common stock that are not issued and outstanding or reserved for issuance may be issued without stockholder approval at any time, in the sole discretion of our board of directors, and as of December 31, 2024, only approximately 8.7 million shares were issued and outstanding or reserved for issuance. If, in the future, we issue additional shares of common stock, warrants or other equity or equity-linked securities in one or more transactions, at prices and in a manner we determine from time to time, in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise, any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.
We may issue preferred stock with terms that could dilute the voting power or reduce the value of our common stock.
Our Restated Certificate of Incorporation, as amended, authorizes us to issue, without stockholder approval, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
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
Governance
Our board of directors administers its cybersecurity risk oversight function through its audit committee. The audit committee is responsible for overseeing our policies, practices and assessments with respect to cybersecurity, and provides periodic updates to our board of directors. The audit committee receives periodic updates from management and our external third party information technology consultant regarding the effectiveness of the systems and processes we have implemented designed to safeguard our information assets and operational integrity from cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems, and regarding other cybersecurity matters, including the results from cybersecurity systems testing and any recent cybersecurity incidents and related responses. Our audit committee is also notified between such updates as soon as practicable regarding significant new cybersecurity threats or incidents. The audit committee also receives a report on cybersecurity matters and related risk exposures at least semi-annually from our Chief Accounting Officer. The chair of our audit committee has a National Association of Corporate Directors Carnegie Mellon University CERT Certification in Cybersecurity Oversight.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on us because of defense and settlement costs, diversions of management resources and other factors. As of the date of filing this report, there is no material pending legal proceeding to which we are a party or to which any of our property is subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Capital Market under the symbol “DARE.”
Holders of Common Stock
As of March 28, 2025, we had approximately 34 stockholders of record.
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
Business Overview
We are a biopharmaceutical company driven by a mission to challenge the status quo, making women's health a priority. We exist to accelerate innovation in women’s health and we believe that innovation does not have to start from scratch. With growing awareness around menopause, sexual health, and vaginal health, the conversation is shifting, but access to real, evidence-based solutions still lags behind. We continuously hear from healthcare providers, researchers, and women themselves about the urgent need for access to evidence-based treatment options. Our goal is to fulfill that need by bringing to market as soon as practicable innovative evidence-based treatment solutions that address decades of unmet needs in women’s health and enhance outcomes and convenience, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause - areas in women's health that we believe represent compelling and meaningful market opportunities. The needed medical treatment solutions we aim to bring to market will primarily be available only with a physician’s prescription – either as an FDA-approved product or as a compounded drug under Section 503B of the FDCA. We may also bring to market consumer health products that can be obtained without a physician’s prescription. As discussed in more detail below, we are taking action to utilize 503B compounding to bring our proprietary Sildenafil Cream formulation to market, and we are targeting to make it available in the fourth quarter of 2025. See “—Recent Events—Bringing Sildenafil Cream to Market under Section 503B.”
The first FDA-approved product to emerge from our portfolio is XACIATO. We achieved FDA approval of XACIATO three years after acquiring rights to the program. In 2022, we entered into an agreement with Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023 and, in January 2024, Organon announced that XACIATO was available nationwide. As discussed below, to provide funding for the development of the product candidates in our pipeline, in April 2024, we entered into an agreement with XOMA whereby we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon, net of our obligations to certain third parties, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.
Our product pipeline includes diverse programs that target unmet needs in women's health in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause, and aim to expand treatment options, enhance outcomes and improve ease of use for women. We are primarily focused on progressing the development of our existing portfolio of product candidates. However, we also explore opportunities to expand our portfolio and commercial offerings by leveraging assets to which we hold rights or obtaining rights to new assets, with continued focus solely on women's health.
Our current portfolio includes five product candidates in advanced clinical development (Phase 2-ready to Phase 3):
•Ovaprene®, a hormone-free, monthly intravaginal contraceptive;
•Sildenafil Cream, 3.6%, a proprietary cream formulation of sildenafil for topical administration to the female genitalia on demand for the treatment of female sexual arousal disorder (FSAD);
•DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period, for the treatment of moderate-to-severe VMS, also known as hot flashes;
•DARE-VVA1, a proprietary formulation of tamoxifen for intravaginal administration being developed as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse, a symptom of GSM (formerly called VVA); and
•DARE-HPV, a proprietary, fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert, which we plan to develop for the treatment of genital HPV infection in women, treatment of CIN (also known as cervical dysplasia), and other HPV-related pathologies.
Our portfolio also includes six product candidates in Phase 1 clinical development or that we believe are Phase 1-ready:
•DARE-PDM1, a proprietary hydrogel formulation of diclofenac, a nonsteroidal anti-inflammatory drug, for vaginal administration as a treatment for primary dysmenorrhea;
•Casea S, an investigational biodegradable contraceptive implant designed to control release of etonogestrel for a set period of time (18-24 months) before dissolving;
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
In addition, our portfolio includes the following preclinical stage programs:
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
Our primary operations consist of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval. During 2025, we are also taking action to bring our proprietary Sildenafil Cream formulation to market under Section 503B of the FDCA. Until we secure additional capital to fund our operating needs, we will focus our resources primarily on advancement of Ovaprene. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 and DARE-HPV programs, but we also expect such expenses will be supported by non-dilutive funding, with respect to DARE-LARC1, through at least 2026, and with respect to DARE-HPV, through October 2026. See Note 15, "Grant Awards" to the accompanying consolidated financial statements for additional information.
As discussed below, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. Our business is subject to a number of risks common to biopharmaceutical companies (see ITEM 1A. RISK FACTORS in Part I of this report) and the process of developing and obtaining regulatory approvals for prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success. The commercialization of a product and compliance with applicable laws and regulations requires the expenditure of further substantial financial resources without any guarantee of commercial success. The amount of post-approval financial resources required for commercialization and the potential revenue we may receive from sales of any product will vary significantly depending on many factors, including whether, and the extent to which, we establish our own sales and marketing capabilities and/or enter into and maintain commercial collaborations with third parties with established commercialization infrastructure.
Recent Events
Bringing Sildenafil Cream to Market under Section 503B
We are taking action to bring our proprietary Sildenafil Cream formulation to market under Section 503B of the FDCA, and we expect to begin recording revenue from sales therefrom, in the fourth quarter of 2025. See ITEM 1. “BUSINESS–503B Compounding” in Part I of this report for additional information.
Bringing our proprietary Sildenafil Cream formulation to market under Section 503B is part of our dual-path approach to bring some of our proprietary formulations to market as soon as practicable because we believe women should not have to wait for a needed solution while we continue to pursue FDA approval of our product candidates. In parallel, we will continue to pursue FDA approval of Sildenafil Cream as a treatment for FSAD. Bringing our proprietary Sildenafil Cream formulation to market via 503B compounding will not impact the regulatory process or commercial opportunity for an FDA-approved Sildenafil Cream product. Rather, if successful, 503B compounding will be a source of revenue from existing assets that is non-dilutive to our stockholders.
To bring our proprietary Sildenafil Cream formulation to market under Section 503B, among other things, we will need to successfully identify and enter into satisfactory arrangements with one or more 503B-registered outsourcing facilities, and we intend to focus our resources on provider-to-provider education about disease state and our proprietary Sildenafil Cream formulation, leveraging online resources, including web-based ordering platforms and collaborations with telehealth platforms and providers. We anticipate needing to invest no more than $1.0 million to support a 503B-registered outsourcing facility with technology-transfer activities specific to our Sildenafil Cream formulation, activate an awareness campaign, and facilitate access to our proprietary Sildenafil Cream formulation as an option for providers and women. We are targeting the second quarter of 2025 to provide an update on the strategic partnerships to achieve these objectives.
Noncompliance with Nasdaq’s Minimum Market Value of Listed Securities Requirement
On August 12, 2024, we received a letter from The Nasdaq Stock Market LLC, or Nasdaq, notifying us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires a company listed on Nasdaq to maintain a minimum market value of listed securities of $35.0 million, which we refer to as the Minimum MVLS Rule. We were provided an initial period of 180 calendar days, or until February 10, 2025, to regain compliance with the Minimum MVLS Rule.
On February 13, 2025, Nasdaq’s Listing Qualifications Department notified us that because the we did not regain compliance with the Minimum MVLS Rule by February 10, 2025, our common stock is subject to delisting from Nasdaq unless we timely requests a hearing before the Nasdaq Hearing Panel, or the Panel.
On February 20, 2025, we requested a hearing before the Panel, which request stayed the delisting of our common stock pending the decision of the Panel following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing occurred on March 25, 2025. Pursuant to published Nasdaq guidance, the Panel typically issues its decision within 30 days of the hearing.
There can be no assurance that the Panel will grant us any extension period within which to regain compliance with the Minimum MVLS Rule, or if any extension period is granted, that we will regain compliance with the Minimum MVLS Rule within such extension period, or that we will be successful in otherwise maintaining the listing of our common stock on The Nasdaq Capital Market. See the risk factor titled, If we fail to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, under "Risks Related to Our Securities" in ITEM 1A. RISK FACTORS of this report.
NICHD Performance under the CRADA for the Pivotal Phase 3 Study of Ovaprene
See ITEM 1. “BUSINESS– Our Pipeline: Clinical-Stage Programs– Ovaprene®– Pivotal Phase 3 Clinical Study” in Part I of this report for a discussion of the impact of executive orders and other actions taken by the new U.S. presidential administration in the first quarter of 2025 on the Phase 3 clinical study of Ovaprene and NICHD’s ability to carry out its responsibilities under the CRADA.
Theramex Co-Development and Licensing Agreement
See ITEM 1. “BUSINESS– Strategic Agreements for Pipeline Development– Theramex Co-Development and License Agreement” in Part I of this report for a discussion of the agreement we entered into with Theramex in February 2025.
Receipt of Grant Funding Installment to Support DARE-LARC1
In December 2024, we received a payment of $2.5 million as the latest installment under a grant to advance the development of our investigational contraceptive DARE-LARC1 in nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans. Under the terms of the grant agreement, we may receive a total of up to approximately $49.0 million to support nonclinical development of DARE-LARC1. As of the filing date of this report, we had received a cumulative total of approximately $31.8 million of such total potential amount under the grant agreement. Additional payments are conditioned on the program meeting specified development and reporting milestones. See Note 15, "Grant Awards- Other Non-Dilutive Grant Funding- 2021 DARE-LARC1 Grant Agreement" to the accompanying consolidated financial statements for additional information regarding the grant agreement.

Non-Dilutive Funding Awards for DARE-HPV
In December 2024, we received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that we were awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for a subsequent year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID.
In October 2024, we entered into a subaward agreement with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell under which we are entitled to receive up to $10.0 million in milestone-based payments subject to our achievement of specified research activities and objectives relating to advancement of our DARE-HPV program, including commencement of a Phase 2 clinical study to evaluate the safety and preliminary efficacy of DARE-HPV for the clearance of high-risk HPV infection in women, over an approximately 24-month period ending in October 2026. We anticipate that more than half of the award amount will become payable to us during the first 12 months of the performance period under the subaward agreement. To date, we have received payments totaling $2.5 million. The subaward agreement was the result of our selection as an awardee by an agency within the HHS.
Grant Agreement to Support the Ovaprene Phase 3 Study and Identification & Development of a New Non-Hormonal Contraceptive Candidate
In November 2024, we entered into a grant agreement with the Foundation, under which we were awarded a new grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. We received an initial payment under the grant agreement of approximately $5.4 million in November 2024. Additional payments are contingent upon our achievement of specified development and reporting milestones during the term of the grant agreement, which extends through October 2026. See Note 15, "Grant Awards--Other Non-Dilutive Grant Funding--2024 Contraceptive Product Candidate Grant Agreement" to the accompanying financial statements for additional information regarding the grant agreement.
Equity Line
In October 2024, we entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on November 27, 2024, which we refer to as the Commencement Date.
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

U.S. Government Policy and Funding and Regulatory Uncertainty
There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the new U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. We continue to monitor these developments, which could result in new opportunities as well as challenges. The potential effects of these changes on our business could be significant. Our business strategy has included seeking non-dilutive sources of funding and collaborations to support product development, and we have received federal government grants and awards in support of several of our development programs. Our pivotal Phase 3 study of Ovaprene and our DARE-HPV program are being significantly supported by federal government funding. Our pivotal Phase 3 study of Ovaprene is being conducted, in part, under our CRADA with NICHD, and advancement of our DARE-HPV program is being supported by federal government funding under our October 2024 subaward agreement with VentureWell and a December 2024 grant award from NIAID. Our subaward agreement will automatically terminate if the prime agreement from which the federal government funding flows is terminated and may be terminated for convenience by VentureWell if the prime agreement is materially changed in a way that would materially adversely affect VentureWell financially and, if so terminated, we would be paid only for milestones achieved up to the date of termination. As discussed in ITEM 1. "BUSINESS– Our Pipeline: Clinical-Stage Programs– Ovaprene®– Pivotal Phase 3 Clinical Study" in Part I of this report, executive orders and other actions taken by the U.S. presidential administration in the first quarter of 2025 have negatively impacted the Phase 3 study and NICHD's ability to carry out its responsibilities under the CRADA, and future developments, including relating to executive orders issued in January 2025, could have a material adverse impact on the study. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes under the new U.S. presidential administration and that circumstances are rapidly evolving, including as a result of legal challenges to federal government actions, we are not able to reasonably predict the potential impact on our business at this time.

Reverse Stock Split
On July 1, 2024, we effected a 1-for-12 reverse split of our issued common stock. At the effective time of the reverse stock split, every 12 shares of our common stock was automatically reclassified and combined into one share of our common stock. No fractional shares were issued as a result of the reverse stock split. Stockholders who would have otherwise been entitled to receive a fractional share instead automatically had their fractional interests rounded up to the next whole share. All common stock share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the impact of the reverse stock split, without giving effect to whole shares issued in lieu of fractional shares. See Notes 2 and 9 to the accompanying consolidated financial statements for additional information.
Financial Overview
Revenue
Our revenue reflects payments earned under our license agreement with Organon to commercialize XACIATO. Pursuant to our traditional royalty purchase agreement with XOMA, from and after April 1, 2024, all of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO will be paid to XOMA, net of payments made under our exclusive license agreement with third-party licensors TriLogic Pharma, LLC and MilanaPharm LLC and under our royalty interest financing agreement with UiE. Accordingly, from and after April 1, 2024, any revenue we recognize under our license agreement with Organon based on net sales of XACIATO will be payable to UiE and recognized as non-cash royalty revenue.
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
Research and Development Expenses
The majority of our operating expenses during a fiscal year are research and development, or R&D, expenses, a significant portion of which, excluding those funded by non-dilutive grants, are associated with the clinical development for our product candidates that have reached the human clinical study development phase. We expect our R&D expenses will continue to represent the majority of our operating expenses for at least the next twelve months. R&D expenses consist primarily of:
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
At any one time, we are working on multiple programs at various stages of development. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each development program on an ongoing basis based on our cash resources and in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments, and our ongoing assessments as to the commercial potential of each product candidate. We generally track direct R&D costs on a specific basis and will present direct costs for our key development programs on a program-by-program basis. We plan to present direct costs for all other programs on a consolidated basis generally by stage of development. Specifically, we will present consolidated direct costs for (a) such programs that are in (i) advanced clinical development (Phase 2-ready to Phase 3), (ii) Phase 1 clinical development or that we believe are Phase 1-ready, and (iii) preclinical stage, and (b) other development programs. We do not track indirect costs on a program-by-program basis because those costs generally are deployed across multiple development programs.
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
We recognize the Australian Research and Development Tax Incentive Program, or the Tax Incentive, as a reduction of R&D expenses (contra-R&D expense). The amounts are determined based on our eligible R&D expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in our statements of operations as a reduction to R&D expenses (contra-R&D expense). For more information, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding" to the accompanying consolidated financial statements. For the years ended December 31, 2024 and 2023, we recognized contra-research and development expense of approximately $8.8 million and $9.3 million, respectively.
Conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not obtain regulatory approval for any product candidate on a timely or cost-effective basis, or at all. Our future R&D expenses and the probability of success of our product candidates may be affected by numerous factors, including the number, scope, rate of progress, expense, and results of our clinical trials and nonclinical R&D activities, the countries in which our clinical trials are conducted, the phase of clinical development of our product candidates, the cost and timing of manufacturing our product candidates, our ability to scale up manufacturing as needed to support later-stage clinical trials and, if approved, commercialization of our product candidates, the extent of changes in government regulation and regulatory guidance relating to development and approval of our product candidates, the timing, receipt, and terms of any clearances to conduct clinical trials and any marketing approvals from applicable regulatory authorities, competition and commercial viability of our product candidates, the extent to which we establish and maintain intellectual property rights, the extent to which we establish and maintain license, collaboration, or other arrangements. As a result, we cannot accurately determine the duration and completion costs of development projects or if, when and to what extent we will generate revenue from any products we develop.
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
Recently Issued Accounting Standards
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is discussed in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

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
•Revenue Recognition;
•Stock-Based Compensation;
•Sale of Future Payments;
•Grant Funding; and
•Clinical Trial Expense Accruals.
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
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have recognized approximately $18,000 of royalty revenue.
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
Stock-Based Compensation
The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the requisite service period (generally the vesting period of the award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future stock option exercise behavior and requisite service periods. Due to our limited history of stock option exercises, we applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life.
Stock options or stock awards with performance conditions issued to non-employees who are not directors are measured on the grant date and recognized when the performance is complete. Refer to Note 10 to our consolidated financial statements included in this report for more information.
Sale of Future Payments
On April 29, 2024, we entered into and closed a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (US) LLC (“XOMA”) pursuant to which we sold our right, title and interest in the following to XOMA (i) all future net royalty and potential net milestone payments we would otherwise receive from Organon based on net sales of XACIATO, (ii) a portion of future net sales of Ovaprene and a portion of a potential future milestone payment we may receive under our license agreement with Bayer related to Ovaprene, and (iii) a portion of future net sales of Sildenafil Cream. We received $22.0 million from XOMA in connection with entering into the royalty purchase agreements. Under the terms of the royalty purchase agreements, if XOMA receives total payments under the royalty purchase agreements equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the royalty purchase agreements. If we earn any such payments, they will be accounted for as variable consideration under ASC 606, Revenue Recognition, and will be recorded as income when such payments are received.
We evaluated the expected cash flows to XOMA from royalties and milestone payments expected to be earned on XACIATO, Ovaprene and Sildenafil Cream over the period that we expect it will take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements, and determined to allocate the $22.0 million we received from XOMA in connection with entering into the royalty purchase agreements, net of transaction costs of approximately $1.6 million, to the traditional royalty purchase agreement for XACIATO, and none of it to the synthetic royalty purchase agreement for Ovaprene and Sildenafil Cream. Until such time that we are certain of commercialization, the cash flows to XOMA from royalties and milestone payments expected to be earned on Ovaprene and Sildenafil Cream are expected to be de minimis over the period that we expect it will take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements because, unlike XACIATO, Ovaprene and Sildenafil Cream are not commercial assets at this time.
We determined that the traditional royalty purchase agreement represents a complete sale of a nonfinancial asset (our right, title and interest in and to future payments related to commercial sales of XACIATO) for which XOMA bears all benefit and for which we have no obligations or involvement going forward, and therefore should be accounted for within the scope of Accounting Standards Codification ("ASC") 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The $22.0 million net of transaction costs of approximately $1.6 million was recorded as other income on our consolidated statements of operations and comprehensive loss.
Grant Funding
We receive certain research and development funding under grants issued by the U.S. government and a not-for-profit foundation. In accordance with a policy we adopted in 2018, we recognize grant funding in the statements of operations as a reduction to R&D expense, or contra R&D, as the related costs are incurred to meet those obligations over the grant period. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in our consolidated balance sheets. For the years ended December 31, 2024 and December 31, 2023, there were no material adjustments to our prior period estimates of grant funded research and development expenses. Refer to Note 15 to our consolidated financial statements included in this report for more information.
Clinical Trial Expense Accruals
We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.
We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2024 and December 31, 2023 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Results of Operations
Comparison of the Years ended December 31, 2024 and 2023
The following table summarizes our consolidated results of operations for the years ended December 31, 2024 and 2023, and the change in the applicable line item in terms of dollars and percentage:

	Years Ended December 31,		Change
	2024	2023	$	%
Revenue
License fee revenue	$—	$1,000,000	$(1,000,000)	(100)%
Milestone revenue	—	1,800,000	(1,800,000)	(100)%
Royalty revenue	9,784	7,885	1,899	24%
Total revenue	9,784	2,807,885	(2,798,101)	(100)%
Operating expenses
General and administrative expenses	$9,156,061	$12,109,691	$(2,953,630)	(24)%
Research and development expenses	14,205,208	21,538,074	(7,332,866)	(34)%
License fee expenses	100,000	100,000	—	—%
Total operating expenses	23,461,269	33,747,765	(10,286,496)	(30)%
Loss from operations	(23,451,485)	(30,939,880)	7,488,395	24%
Other income (expense)
Sale of royalty and milestone rights, net	20,379,376	—	20,379,376	100%
Other income (expense), net	(981,490)	778,489	(1,759,979)	(226)%
Net loss	$(4,053,599)	$(30,161,391)	$26,107,792	(87)%
Revenues
Revenues for the years ended December 31, 2024 and 2023 related to our license agreement with Organon to commercialize XACIATO. For 2023, we recognized $1.0 million in license fee revenue upon execution of the amendment to the license agreement in July 2023, $1.8 million in milestone revenue in connection with the first commercial sale of XACIATO, and approximately $7,900 in royalties from net sales of XACIATO in the fourth quarter.
General and administrative expenses
The decrease of approximately $3.0 million in general and administrative expenses from 2023 to 2024 was primarily attributable to decreases in (i) commercial-readiness expenses of approximately $1.6 million, (ii) personnel costs of approximately $0.6 million due to reduced headcount, (iii) stock-based compensation expense of approximately $0.3 million, (iv) a one-time fraud loss in the first quarter of 2023 of approximately $0.2 million, net of proceeds we received under an insurance policy, related to criminal fraud commonly referred to as "business email compromise fraud" to which we were subject, and (v) professional services expenses of approximately $0.2 million.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Years Ended December 31,		Change
	2024	2023	$	%
Direct program costs:
Ovaprene (1)	$8,518,495	$3,762,611	$4,755,884	126%
Sildenafil Cream, 3.6%	2,361,052	7,746,264	(5,385,212)	(70)%
Other advanced clinical stage programs	1,321,888	3,498,955	(2,177,067)	(62)%
Phase 1 and Phase 1-ready clinical stage programs (1)	761,721	2,912,857	(2,151,136)	(74)%
Preclinical stage programs (1)	4,233,762	7,432,439	(3,198,677)	(43)%
Other development programs	27,542	189,706	(162,164)	(85)%
Contra R&D expenses (2)	(7,685,533)	(8,965,347)	1,279,814	(14)%
Total direct program costs	9,538,927	16,577,485	(7,038,558)	(42)%
Indirect costs:
Personnel-related (including stock compensation)	5,611,057	5,566,016	45,041	1%
Outside services (including consulting)	543	38,114	(37,571)	(99)%
Facilities-related (including depreciation)	78,168	86,239	(8,071)	(9)%
Other indirect R&D costs	176,061	259,936	(83,875)	(32)%
Contra R&D expenses	(1,199,548)	(989,716)	(209,832)	21%
Total indirect R&D costs	4,666,281	4,960,589	(294,308)	(6)%
Total R&D expenses	$14,205,208	$21,538,074	$(7,332,866)	(34)%
(1)The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (2) below.
(2)These contra R&D expenses were recognized as follows for the years ended December 31, 2024 and 2023: (a) Ovaprene, $0.2 million, and $0, respectively; (b) Other advanced clinical stage programs, $0 and $0.1 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $1.3 million and $0.9 million, respectively; and (d) Preclinical stage programs, $6.2 million and $7.9 million, respectively.

The decrease of approximately $7.3 million in R&D expenses from 2023 to 2024 was primarily attributable to a decrease in costs related to development activities for Sildenafil Cream as a result of the completion of the Phase 2b RESPOND clinical study completed in June 2023, partially offset by increases in costs related to our ongoing pivotal Phase 3 clinical trial of Ovaprene and manufacturing and regulatory affairs activities for Ovaprene. Contra-R&D expenses for the years ended December 31, 2024 and 2023 primarily offset direct program costs for DARE-LARC1, one of our preclinical stage programs.
License fee expenses
For each of the years ended December 31, 2024 and December 31, 2023 we accrued or paid $100,000 of the annual license maintenance fee payable under our license agreement related to DARE-HRT1. For further discussion of this annual license maintenance fee, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements.
Other income (expense)
Sale of royalty and milestone rights, net
The $20.4 million of other net income for 2024 represents the $22.0 million payment to us in April 2024 under the Royalty Purchase Agreements, net of approximately $1.6 million in transaction costs.
Other income (expense), net
The decrease of $1.8 million in other income (expense) for 2024 as compared to 2023 was primarily due to a loss on the disposal of a fixed asset of $0.6 million, interest expense related to the Royalty Interest Agreement in 2024 of approximately $0.8 million, and decreased interest earned on cash balances in 2024.

Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At December 31, 2024, we had an accumulated deficit of approximately $175.3 million, cash and cash equivalents of approximately $15.7 million, and a working capital deficit of approximately $3.2 million. We will need additional capital to fund our operating needs into the third quarter of 2025 and to meet our current obligations as they become due. All of our cash and cash equivalents at December 31, 2024 represented funds received under grant agreements that generally may be applied solely toward direct costs of carrying out the respective projects under those grant agreements.
We prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations and we expect significant losses from operations, net losses, and negative cash flows from operations for at least the next several years as we continue to develop and seek to bring to market our product candidates. We are dependent on securing substantial additional capital from one or more third-party sources to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
We are in ongoing discussions with potential third-party sources of additional capital, and we will continue to evaluate and may pursue a variety of capital raising options, including sales of equity (including sales of our common stock under our equity line arrangement and in ATM offerings (see “—Capital Resources,” below)), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements. However, our ability to raise additional capital will depend on a variety of factors, many aspects of which are not entirely within our control, and there can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. See the risk factors under “Risks Related to Our Financial Position and Capital Needs” in ITEM 1A. RISK FACTORS of this report.
If we cannot raise capital when needed, on favorable terms or at all, we will not be able to continue development of our product candidates, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our product candidate programs, reduce expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations. For example, in recent years, due to our limited capital resources, we have focused our resources primarily on the advancement of Ovaprene and Sildenafil Cream, unless a program has been supported by grant or other non-dilutive funding, and we have delayed R&D activities for other programs. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
A majority of our operating expenses during a fiscal year are R&D expenses. Our R&D expenses for 2025, until we secure additional capital to fund our operating needs, will be primarily associated with our ongoing pivotal Phase 3 clinical study of Ovaprene. However, we plan to continue to advance preclinical development of DARE-LARC1, the costs of which are being supported by grant funding, and, with the support of funding under our October 2024 subaward agreement and the December 2024 NIAID grant award, to advance development of DARE-HPV toward a Phase 2 clinical study. Assuming we are able to raise the necessary capital to continue our operations, we anticipate our R&D expenses and our general and administrative expenses for 2025 will be similar to the amount of such expenses for 2024.
We expect our operating expenses for the foreseeable future to continue to be R&D expenses and general and administrative expenses consistent with the nature of such expenses described above under “Financial Overview.” Our future expenses could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator. Our future capital requirements are difficult to predict because they will depend on many factors that are highly variable and difficult to predict, including, but not limited to, those discussed under “Risks Related to Our Financial Position and Capital Needs” in ITEM 1A. RISK FACTORS of this report. We cannot accurately determine the duration and completion costs of our development programs, or if, when and to what extent we will generate revenue from any products we develop.
Capital Resources
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an ATM offering under which Stifel acts as our agent. During 2024, we sold 109,655 shares of our common stock under the sales agreement for net proceeds of approximately $0.5 million. Shares of our common stock sold under the sales agreement will be offered and sold under our shelf registration statement on Form S-3 (File No. 333-278380), declared effective by the SEC on May 10, 2024, the base prospectus included therein and the prospectus supplement thereto dated May 10, 2024 relating to the offering of up to $18.1 million of shares of our common stock, and any subsequent prospectus supplement related to the offering of shares of our common stock under the sales agreement.
We have a purchase agreement with Lincoln Park under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on November 27, 2024. We did not sell any shares of our common stock under this purchase agreement during 2024. See “—Recent Events—Equity Line,” above.
As discussed above, we are seeking to bring our proprietary Sildenafil Cream formulation to market under Section 503B of the FDCA, and we expect to begin recording revenue from sales therefrom, in the fourth quarter of 2025, however, we do not expect the amount of such revenue, if any, to be material during 2025.
Our royalty purchase agreements with XOMA may be a source of future capital; however, whether we receive any future payments from XOMA will depend on whether XOMA first receives total payments under those agreements equal to an amount that exceeds $88.0 million, which may not occur and will depend, in part, on the commercial success of XACIATO, which is outside of our control.
Our license agreement with Bayer regarding the further development and commercialization of Ovaprene in the U.S., if approved, may be a future source of capital; however, whether we receive any future payments from Bayer will depend on whether Bayer, in its sole discretion, exercises its right to make the license effective by paying us $20.0 million after we complete the ongoing pivotal Phase 3 clinical study of Ovaprene, which we do not expect to be completed in 2025. In addition, a portion of that potential $20.0 million payment from Bayer would be payable to XOMA as discussed under “—Contractual Obligations and Other Commitments—Royalty Purchase Agreements with XOMA,” below.
Deferred Grant Funding
We have received substantial funding under grant agreements with the Foundation, and we generally receive grant funds before we incur the eligible expenses. Under the terms of such grant agreements, the funds we receive may be applied solely toward direct costs of carrying out the respective projects under those grant agreements, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our consolidated balance sheets. Funds received that have been spent but not yet expensed in accordance with GAAP are also recorded as part deferred grant funding liability in our consolidated balance sheets. As of December 31, 2024, our deferred grant funding liability was approximately $16.6 million, substantially all of which consisted of unspent funds for the DARE-LARC1 program and the Ovaprene Phase 3 clinical study. For more information about these grant agreements, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding," and Note 15, "Grant Awards-Other Non-Dilutive Grant Funding" to the accompanying consolidated financial statements.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$5,394,247	$(38,856,654)
Net cash used in investing activities	(573,046)	(629,430)
Net cash provided by financing activities	433,830	15,637,120
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67,913)	(9,585)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,187,119	$(23,858,549)
Net cash used in operating activities
Cash used in operating activities during the year ended December 31, 2024 included the net loss of $4.1 million, decreased by non-cash stock-based compensation expense of approximately $2.2 million. Components providing operating cash were a decrease in prepaid expenses of approximately $3.6 million, an increase in deferred grant funding of approximately $2.8 million, a decrease in other receivables of approximately $0.7 million, an increase in interest payable of approximately $0.5 million related to the Royalty Interest Financing Agreement, an increase in accrued expenses of $0.2 million, and a decrease in deposits of $0.4 million. Components reducing operating cash were a decrease in accounts payable of approximately $1.9 million and a decrease in other non-current assets of approximately $34,000.
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
Net cash used in investing activities
Net cash used in investing activities during the years ended December 31, 2024 and December 31, 2023 was related to purchases of property and equipment of approximately $573,000 and $629,000, respectively.
Net cash provided by financing activities
Net cash provided by financing activities during the year ended December 31, 2024 was approximately $0.4 million and primarily consisted of proceeds from (i) the sale of our common stock under our ATM sales agreement and (ii) the financing of certain director and officer and other liability insurance premiums, partially offset by payments on the insurance financing payable.
Net cash provided by financing activities during the year ended December 31, 2023 was approximately $15.6 million and consisted of proceeds from (i) the sale of our common stock and warrants in the registered direct offering completed in September 2023 of approximately $7.0 million, (ii) the sale of future royalties of approximately $4.7 million, net, (iii) the sales of our common stock under our ATM sales agreement of approximately $2.3 million, net, (iv) the exercise of warrants of approximately $1.3 million, and (v) the financing of certain director and officer and other liability insurance premiums of approximately $0.6 million net of payments made of approximately $0.3 million.

Contractual Obligations and Other Commitments
License and Royalty Agreements
We have assembled our product pipeline primarily through acquisitions, in-license agreements, and other collaborations. We agreed to make royalty and milestone payments, and in some cases annual license fee payments, under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream and under other agreements related to our other clinical and preclinical candidates. The amount and timing of most of these payments are difficult to predict because the timing of milestone payments for pre-commercial programs generally depends on the progress of and success in development of a particular program, which is subject to many risks and uncertainties as discussed elsewhere in this report and difficult to predict, and the timing and amount of royalty and milestone payments related to commercial products generally depends on their commercial success, which may, as it is with XACIATO, be outside of our control. During 2025, based on our current expectations regarding the progress of development of our product candidates and sales of XACIATO, we expect approximately $0.1 million of such payments to upstream licensors to become payable. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements.
Grant Agreements
For information regarding our grant agreements with the Foundation, see "--Deferred Grant Funding," above, Note 2, "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" and Note 15, "Grant Awards-Other Non-Dilutive Grant Funding" to the accompanying consolidated financial statements.
Royalty Purchase Agreements with XOMA
In April 2024, we entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (which, together, we refer to as the Royalty Purchase Agreements) pursuant to which we sold our right, title and interest in the following to XOMA: (a) all of the royalties and potential milestone payments we would otherwise have the right to receive from and after April 1, 2024 under our exclusive license agreement with Organon based on net sales of XACIATO, net of our obligations to upstream licensors and UiE (such net amount we refer to as the Purchased Receivables); (b) a portion of a potential future $20.0 million payment from Bayer under our license agreement relating to Ovaprene and a portion of future net sales of Ovaprene; and (c) a portion of future net sales of Sildenafil Cream (such amounts described in the foregoing clauses (b) and (c) we collectively refer to as the Revenue Participation Right). We received $22.0 million from XOMA in connection with entering into the Royalty Purchase Agreements. If XOMA receives total payments equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements.
Pursuant to the traditional royalty purchase agreement, XOMA, at its sole cost and discretion, may repay in full and retire all of our payment obligations to UiE under our royalty interest financing agreement with UiE. If XOMA does so, no further amounts in respect of that agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive. We cannot elect to receive any additional funding from UiE under our royalty interest financing agreement with UiE without XOMA’s prior written consent.
In connection with the synthetic royalty purchase agreement, we granted to XOMA a security interest in certain product assets related to Ovaprene and Sildenafil Cream. The Royalty Purchase Agreements include covenants that limit or restrict our ability to incur indebtedness or liens related to the Purchased Receivables, the Revenue Participation Right, and certain product assets related to Ovaprene and Sildenafil Cream (except pursuant to a suitable intercreditor agreement).
For more information regarding our contractual obligations to XOMA, see ITEM 1. “BUSINESS— Royalty Monetization Transactions— Traditional and Synthetic Royalty Purchase Agreements with XOMA” in Part I of this report and Note 13 “Royalty Purchase Agreements” to the accompanying consolidated financial statements.
Royalty Interest Financing Agreement

In December 2023, we entered into a royalty interest financing agreement with UiE pursuant to which we sold an interest in the royalty and milestone payments we are entitled to receive in respect of net sales of XACIATO under our license agreement with Organon and received a payment of $5.0 million from UiE. We have not elected to receive any of the up to $7.0 million in potential additional payments from UiE under the agreement, and we cannot do so without XOMA’s prior written consent. In exchange for any payments to us from UiE under the agreement, we agreed to make payments to UiE out of royalty and milestone payments earned on net sales of XACIATO from Organon, net of our obligations to upstream licensors, until UiE receives a specified return on its investment. As described above, XOMA, at its sole cost and discretion, may repay in full and retire all of our payment obligations to UiE under the royalty interest financing agreement.
For more information regarding our contractual obligations to UiE, see ITEM 1. “BUSINESS— Royalty Monetization Transactions— Royalty Interest Financing Agreement” in Part I of this report and Note 12 “Royalty Interest Financing” to the accompanying consolidated financial statements.
Other Contractual Obligations
We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and we do not believe that our non-cancelable obligations under these agreements are material.
For descriptions of additional contractual obligations and commitments, see Note 14 “Commitments and Contingencies” to the accompanying consolidated financial statements.
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
Based on an evaluation, performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2024 at the reasonable assurance level.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the period from October 1, 2024 to December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the Company's 2025 Proxy Statement and is incorporated in this report by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company's 2025 Proxy Statement and is incorporated in this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Company's 2025 Proxy Statement and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company's 2025 Proxy Statement and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the Company's 2025 Proxy Statement and is incorporated in this report by reference.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
PLANS OF ACQUISITION
2.1§ Δ	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Daré Bioscience, Inc., Daré Merger Sub, Inc., Pear Tree Pharmaceuticals, Inc., and Fred Mermelstein and Stephen C. Rocamboli, as Holders' Representatives	10-Q	001-36395	8/13/2018	10.10

2.2+	Agreement and Plan of Merger, dated November 10, 2019, Dare Bioscience, Inc., MC Merger Sub, Inc., Microchips Biotech, Inc., and Shareholder Representative Services LLC, as the stockholders' representative	8-K	001-36395	11/12/2019	2.1
ARTICLES OF INCORPORATION AND BYLAWS
3.1(a)	Restated Certificate of Incorporation, as amended to date	10-Q	001-36395	08/12/2024	3.1

3.1(b)	Certificate of Correction of the Certificate of Amendment of Restated Certificate of Incorporation dated June 21, 2024	8-K	001-36395	06/27/2024	3.2

3.2	Third Amended and Restated By-Laws (as amended through January 24, 2023)	10-Q	001-36395	5/14/2024	3.1

INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.1	Specimen stock certificate evidencing the shares of common stock	10-K	001-36395	03/28/2018	4.1

4.2	Warrant Agreement to purchase shares of common stock of the registrant with Aquilo Partners, L.P., entered into as of October 16, 2016.	10-K	001-36395	03/31/2022	4.2

4.3	Form of common stock purchase warrants issued on September 1, 2023	8-K	0001-36395	08/30/2023	4.1

4.4	Form of common stock purchase warrants issued on December 21, 2023	10-K	001-36395	03/28/2024	4.4

4.5	Description of securities of the registrant	10-K	001-36395	03/27/2020	4.6
COMMERCIAL AGREEMENTS
10.1(a)+	Exclusive License Agreement dated March 31, 2022 between Organon International GmbH and Dare Bioscience, Inc., effective as of June 30, 2022	10-Q	001-36395	05/12/2022	10.1

10.1(b)+	First Amendment to License Agreement by and between Organon International GmbH and Dare Bioscience, Inc. entered into as of July 4, 2023	10-Q	001-36395	11/09/2023	10.2

10.2+	Consent, Waiver and Stand-By License Agreement, dated March 30, 2022, by and among TriLogic Pharma, LLC, and MilanaPharm LLC, Dare Bioscience, Inc., and Organon International GmbH.	10-Q	001-36395	05/12/2022	10.2

10.3Δ	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC	10-K/A	001-36395	04/30/2018	10.1

10.4Δ	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc.	10-Q	001-36395	11/13/2017	10.1

10.5Δ	Exclusive License Agreement made as April 24, 2018 by and between Catalent JNP, Inc. (fka Juniper Pharmaceuticals, Inc.), and Daré Bioscience, Inc.	10-Q	001-36395	8/13/2018	10.1

10.6(a)Δ	Amended and Restated Exclusive License Agreement for Atrophic Vaginitis Technology, effective as of July 14, 2006, dated August 15, 2007, by and between Fred Mermelstein, Ph.D., and Janet Chollet, M.D., and Pear Tree Women’s Health Care, Inc.	10-Q	001-36395	8/13/2018	10.5

10.6(b)Δ	Amendment No. 1 to the Amended and Restated Exclusive License Agreement, dated as of October 10, 2007, by and among Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Pharmaceuticals, Inc.	10-Q	001-36395	8/13/2018	10.6

10.6(c)Δ	Amendment No. 2 to the Amended and Restated Exclusive License Agreement, dated as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.7

10.6(d)+
Amendment No. 3 to the Amended and Restated Exclusive License Agreement, effective as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus
		10-K	001-36395	3/30/2023	10.6(d)

10.6(e)Δ	Exclusive License Agreement, dated as of February 13, 2017, by and between GYN Holdings, Inc., a wholly-owned subsidiary of Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.8

10.6(f)Δ	Exclusive License Agreement, effective as of September 15, 2017, by and between Fred Mermelstein, Ph.D., Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc., and Stephen C. Rocamboli	10-Q	001-36395	8/13/2018	10.9

10.7(a)Δ	Assignment Agreement by and between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc. effective as of December 5, 2018	10-K	001-36395	04/01/2019	10.10(a)

10.7(b)Δ	First Amendment to the License Agreement effective as of December 5, 2018 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	04/01/2019	10.10(b)

10.7(c)	Amendment No. 1 to Assignment Agreement entered into as of December 4, 2019 between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc.	10-K	001-36395	03/27/2020	10.10(c)

10.7(d)	Amendment No. 2 to the License Agreement entered into as of December 3, 2019 between Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	03/27/2020	10.10(d)

10.7(e)	Amendment to License Agreement effective as of September 21, 2021 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-Q	001-36395	11/10/2021	10.1

10.8+	License Agreement dated as of January 10, 2020 between Bayer HealthCare LLC and Daré Bioscience, Inc.	10-K	001-36395	03/27/2020	10.16

10.9+	Cooperative Research and Development Agreement entered into as of July 8, 2021 between Daré Bioscience, Inc. and the Eunice Kennedy Shriver National Institutes of Child Health and Human Development Institute	10-Q	001-36395	11/10/2021	10.2

10.10+	License Agreement dated as of August 12, 2023 between Douglas Pharmaceuticals Limited and Daré Bioscience, Inc.					X

10.11+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of June 30, 2021, as amended to date					X

10.12+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of November 11, 2024, as amended to date					X

10.13+	Subaward Agreement between the Consortium Management Firm, National Collegiate Inventors and Innovators Alliance, Inc. d/b/a/ VentureWell and Daré Bioscience, Inc., effective as of October 12, 2024					X

10.14	Royalty Interest Financing Agreement entered into as of December 21, 2023 between Dare Bioscience, Inc. and United in Endeavor, LLC	10-K	001-36395	03/28/2024	10.12

10.15	Purchase Agreement, dated October 21, 2024, by and between Daré Bioscience, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-36395	10/21/2024	10.1

10.16	Registration Rights Agreement, dated October 21, 2024, by and between Daré Bioscience, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-36395	10/21/2024	10.2

10.17+	Traditional Royalty Purchase Agreement between Daré Bioscience, Inc. and XOMA (US) LLC, dated as of April 29, 2024	10-Q	001-36395	08/12/2024	10.1

10.18+	Synthetic Royalty Purchase Agreement between Daré Bioscience, Inc. and XOMA (US) LLC, dated as of April 29, 2024	10-Q	001-36395	08/12/2024	10.2
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.13(a)*	Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	8-K	001-36395	7/12/2018	10.1

10.13(b)*	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.3

10.13(c)*	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.4

10.14*	2014 Employee Stock Purchase Plan	S-1/A	333-194442	3/31/2014	10.26
10.15(a)*	Daré Bioscience, Inc. 2022 Stock Incentive Plan	10-Q	001-36395	8/12/2024	10.7

10.15(b)*	Form of Incentive Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(b)

10.15(c)*	Form of Nonstatutory Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.2(c)

10.16*	Daré Bioscience, Inc. Performance Bonus Plan, as amended	10-Q	001-36395	11/9/2023	10.3

10.17*	Form of indemnification agreement between the registrant and each of its executive officers and directors	S-1	333-194442	03/10/2014	10.16

10.18*	Amended and Restated Non-Employee Director Compensation Policy (as amended on April 2024)	10-Q	001-36395	8/12/2024	10.4

10.19(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1

10.19(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.13(b)

10.19(c)*	Amendment No. 2 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson, dated as of May 20, 2024	10-Q	001-36395	08/12/2024	10.5

10.20(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.2

10.20(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Lisa Walters-Hoffert dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.14(b)

10.21*	Daré Bioscience, Inc. Change in Control Policy (as amended on April 29, 2024)	10-Q	333-251599	08/12/2024	10.6

OTHER EXHIBITS
19.1	Daré Bioscience, Inc. Amended and Restated Insider Trading Policy (October 22, 2024)					X

21.1	Subsidiaries of the registrant					X

23.1	Consent of Haskell & White LLP					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97*	Dare Bioscience, Inc. Policy on Recovery of Erroneously Awarded Compensation	10-K

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

§	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.
Δ	Confidential treatment has been requested or granted to certain confidential information contained in this exhibit.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daré Bioscience, Inc.
	By:	/s/ SABRINA MARTUCCI JOHNSON
Date: March 31, 2025		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SABRINA MARTUCCI JOHNSON	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director	March 31, 2025
Sabrina Martucci Johnson

/s/ MARDEE HARING-LAYTON	Chief Accounting Officer	March 31, 2025
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ WILLIAM H. RASTETTER	Chairman of the Board and Director	March 31, 2025
William H. Rastetter, Ph.D.

/s/ JESSICA D. GROSSMAN	Director	March 31, 2025
Jessica D. Grossman, M.D.

/s/ SUSAN L. KELLEY	Director	March 31, 2025
Susan L. Kelley, M.D.

/s/ GREGORY W. MATZ	Director	March 31, 2025
Gregory W. Matz, CPA

/s/ ROBIN STEELE	Director	March 31, 2025
Robin Steele, J.D., L.L.M.

DARÉ BIOSCIENCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Daré Bioscience, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Daré Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
Critical Audit Matter – Estimating the Allocation of Transaction Price in Other Income Recognition
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Critical Audit Matter

During the year ended December 31, 2024, the Company entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (US) LLC (“XOMA”). The Company received $22.0 million from XOMA in connection with entering into the royalty purchase agreements, which was determined as the transaction price. As described in Note 2 to the consolidated financial statements, the Company recognized other income in accordance with the principles outlined in ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, which requires the allocation of the transaction price to each performance obligation based on their relative standalone selling prices. The observable standalone selling prices were not available, and therefore the Company estimated these prices using the adjusted market assessment approach. This fair value approach requires management to make significant estimates and judgments, including the timing and amounts of projected net sales, probabilities of success in product development and regulatory approvals, and appropriate discount and royalty rates. Estimating probabilities of success for early-stage assets is inherently uncertain.

We identified the estimation of the allocation of the transaction price to multiple performance obligations in the Company’s contract with XOMA as a critical audit matter due to the complexity involved in determining the standalone selling price of each performance obligation, which directly affects the amount of other income recognized in each period. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions, several of which extend many years into the future.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the marketing status of the underlying commercialized product and an understanding of the development status and development plan for the two underlying product candidates, which included estimated timelines and milestones. We evaluated management’s development of the market assessment approach, which includes the identification of key inputs and assumptions to the fair value model. We evaluated the sufficiency and appropriateness of the audit evidence supporting key inputs and assumptions to the fair value model. We also evaluated the appropriateness of the discount rate used by management in the fair value model and evaluated the expected future royalty rates. We performed independent mathematical accuracy tests of the Company’s fair value model. We also performed substantive testing by recalculating the allocated transaction price using alternative assumptions, comparing the results to the Company’s estimates, and assessing whether the other income recognized was consistent with the performance obligations completed during the period.

/s/ Haskell & White LLP
HASKELL & WHITE LLP
We have served as the Company's auditor since 2023.
Irvine, California
March 31, 2025

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$15,698,174	$10,476,056
Other receivables	229,982	949,211
Prepaid expenses	2,519,707	6,118,272
Total current assets	18,447,863	17,543,539
Property and equipment, net	1,335,732	655,975
Deposits	12,027	1,163,477
Operating lease right-of-use assets	1,206,942	1,319,630
Other non-current assets	1,098,567	599,594
Total assets	$22,101,131	$21,282,215
Liabilities and stockholders’ deficit
Current Liabilities
Accounts payable	$1,455,832	$3,385,551
Accrued expenses	3,042,918	2,889,005
Deferred grant funding	16,561,625	13,737,154
Current portion of lease liabilities	548,638	468,726
Total current liabilities	21,609,013	20,480,436
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	4,749,824	3,913,676
Lease liabilities, non-current	754,383	935,743
Total liabilities	28,113,220	26,329,855
Commitments and contingencies (Note 14)
Stockholders' deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized, 8,700,386 and 8,331,161 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	870	833
Additional paid-in capital	169,705,480	166,548,454
Accumulated other comprehensive loss	(428,809)	(360,896)
Accumulated deficit	(175,289,630)	(171,236,031)
Total stockholders' deficit	(6,012,089)	(5,047,640)
Total liabilities and stockholders' deficit	$22,101,131	$21,282,215

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2024	2023
Revenue
License fee revenue	$—	$1,000,000
Milestone revenue	—	1,800,000
Royalty revenue	9,784	7,885
Total revenue	9,784	2,807,885
Operating expenses
General and administrative	9,156,061	12,109,691
Research and development	14,205,208	21,538,074
License fee expense	100,000	100,000
Total operating expenses	23,461,269	33,747,765
Loss from operations	(23,451,485)	(30,939,880)
Other income (expense)
Sale of royalty and milestone rights, net of transaction costs (Note 13)	20,379,376	—
Other (expense) income	(981,490)	778,489
Net loss	$(4,053,599)	$(30,161,391)
Net loss to common stockholders	$(4,053,599)	$(30,161,391)
Foreign currency translation adjustments	(67,913)	(9,585)
Comprehensive loss	$(4,121,512)	$(30,170,976)
Loss per common share - basic and diluted	$(0.48)	$(4.15)
Weighted average number of common shares outstanding:
Basic and diluted	8,497,459	7,275,308
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2022	7,068,790	$707	$152,537,354	$(351,311)	$(141,074,640)	$11,112,110
Stock-based compensation	—	—	2,530,684	—	—	2,530,684
Issuance of common stock from the exercise of warrants	112,793	11	1,299,365	—	—	1,299,376
Issuance of common stock, net of issuance costs	1,149,578	115	9,346,541	—	—	9,346,656
Issuance of common stock warrants, net of issuance costs	—	—	834,510	—	—	834,510
Net loss	—	—	—	—	(30,161,391)	(30,161,391)
Foreign currency translation adjustments	—	—	—	(9,585)	—	(9,585)
Balance at December 31, 2023	8,331,161	$833	$166,548,454	$(360,896)	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	2,203,257	—	—	2,203,257
Issuance cost on equity line paid in common stock	137,614	14	500,213	—	—	500,227
Issuance of common stock, net of issuance costs	109,655	11	453,568	—	—	453,579
Reverse stock split adjustment	121,956	12	(12)			—
Net loss	—	—	—	—	(4,053,599)	(4,053,599)
Foreign currency translation adjustments	—	—	—	(67,913)	—	(67,913)
Balance at December 31, 2024	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,053,599)	$(30,161,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	42,325	38,363
Right of use asset - operating lease	471,003	(861,706)
Stock-based compensation expense	2,203,256	2,530,684
Loss on disposal of property and equipment	600,000	—
Non-cash royalty revenue related to sale of future royalties	202	—
Non-cash interest expense on liability related to sale of future royalties	317,318	24,289
Changes in operating assets and liabilities:
Other receivables	719,229	753,948
Prepaid expenses	3,598,565	547,714
Deposits	402,414	(1,152,974)
Other non-current assets	(33,746)	(10,300)
Operating lease liability	(459,763)	915,732
Accounts payable	(1,929,717)	1,357,601
Accrued expenses	171,473	(8,272,201)
Interest payable	520,816	—
Deferred grant funding	2,824,471	(4,566,413)
Net cash provided by (used in) operating activities	5,394,247	(38,856,654)
Cash flows from investing activities
Purchases of property and equipment	(573,046)	(629,430)
Net cash used in investing activities	(573,046)	(629,430)
Cash flows from financing activities
Net proceeds from issuance of common stock	453,579	9,346,656
Proceeds from the exercise of common stock warrants	—	1,299,376
Proceeds from the sale of future royalties, net	—	4,723,899
Repayment of liability on sale of future royalties	(2,189)	—
Issuance of note payable	561,663	601,174
Payments on note payable	(579,223)	(333,985)
Net cash provided by financing activities	433,830	15,637,120
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(67,913)	(9,585)
Net change in cash, cash equivalents and restricted cash	5,187,119	(23,858,549)
Cash, cash equivalents and restricted cash, beginning of year	10,811,056	34,669,605
Cash, cash equivalents and restricted cash, end of year	$15,998,174	$10,811,056
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$15,698,174	$10,476,056
Restricted cash included in other non-current assets	300,000	335,000
Total cash, cash equivalents and restricted cash	$15,998,174	$10,811,056
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$358,315	$1,291,425
Issuance cost on equity paid in common stock	$500,227	$—
Additions to property and equipment and reduction of deposits	$749,036	$—
Issuance cost recorded under additional-paid-in-capital	$—	$834,510
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Daré Bioscience, Inc. is a biopharmaceutical company driven by a mission to challenge the status quo, making women's health a priority. Daré Bioscience, Inc. and its wholly-owned subsidiaries operate one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly-owned subsidiaries, unless otherwise stated or the context otherwise requires.
The Company began assembling its diverse portfolio of assets in 2017 through acquisitions, exclusive in-licenses and other collaborations. The Company's programs target unmet needs in women's health, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause, and aim to enhance outcomes and convenience.
The Company’s primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance its product candidates through clinical development and regulatory approval.
The Company's portfolio of product candidates includes drug and drug/device product candidates and potential product candidates in various stages of development.
The first U.S. Food and Drug Administration (FDA)-approved product to emerge from the Company's portfolio is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO. In March 2022, the Company entered into an exclusive global license agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, to commercialize XACIATO. Under the license agreement, Organon (and/or its affiliates, agents or sublicensees) is solely responsible for the marketing, distribution and sale of XACIATO in the United States (and outside the U.S. if approved in non-U.S. jurisdictions in the future). In January 2024, Organon announced that XACIATO was available across the U.S. As described below, to provide funding for the development of the product candidates in the Company's pipeline, in April 2024, the Company entered into an agreement with XOMA (US) LLC (“XOMA”) whereby the Company sold its rights to all royalty and potential milestone payments based on net sales of XACIATO under its agreement with Organon, net of the Company's obligations to certain third parties, until XOMA receives a specified return on its investment, after which the Company will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as defined by the Financial Accounting Standards Board, or FASB.
Going Concern
The Company prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, net losses and negative cash flows from operations and expects significant losses from operations, net losses and negative cash flows from operations for at least the next several years as it develops and seeks to bring to market its existing product candidates and seeks to potentially acquire, license and develop additional product candidates. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
At December 31, 2024, the Company had an accumulated deficit of approximately $175.3 million, unrestricted cash and cash equivalents of approximately $15.7 million, and a working capital deficit of approximately $3.2 million. The Company's unrestricted cash and cash equivalents at December 31, 2024 represented funds received under grant agreements that generally may be applied solely toward direct costs for carrying out the respective projects under those grant agreements. See Note 15, Grant Awards. For the year ended December 31, 2024, the Company incurred a net loss of $4.1 million and had positive cash flow from operations of approximately $5.4 million. The Company's net loss and cash flow from operations for the year ended December 31, 2024 were positively impacted by the approximately $20.4 million of net proceeds the Company received from the sale in April 2024 of its rights to future royalty and milestone payments and revenue. See below and Note 13, Royalty Purchase Agreements.
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
Segment Information
Operating segments are defined as components of an enterprise about which discrete financial information is available for evaluation the Chief Operating Decision Maker, or CODM, or decision-making group in making decisions on how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, or CEO. The CEO views the Company's operations and manages its business as one reportable and operating segment, Women's Health. See Note 16, "Segment Information," for additional information.
Reverse Stock Split
The Company effected a 1-for-12 reverse split of its issued common stock on July 1, 2024. At the effective time of the reverse stock split, every 12 shares of the Company’s common stock was automatically reclassified and combined into one share of common stock. No fractional shares were issued as a result of the reverse stock split. Stockholders who would have otherwise been entitled to receive a fractional share instead automatically had their fractional interests rounded up to the next whole share. The reverse stock split did not change the number of authorized shares or the par value per share of the Company’s common stock. See Note 9, Stockholders' Equity, for additional information regarding the reverse stock split.
All common stock share and per share data presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the impact of the reverse stock split for all periods presented, without giving effect to whole shares issued in lieu of fractional shares. In addition, proportionate adjustments were made in accordance with the applicable terms of outstanding stock options and warrants, the Company’s stock incentive plans and an existing agreement to the (a) per share exercise prices of, and the number of shares underlying, the Company’s outstanding stock options, (b) number of shares available for the grant of awards under the Company’s stock incentive plans, and (c) per share exercise prices of, and the number of shares underlying, outstanding warrants to purchase shares of the Company’s common stock and warrants potentially issuable by the Company in its sole discretion pursuant to an existing agreement.
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of December 31, 2024 and 2023 related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's consolidated balance sheets.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Repair and maintenance costs are charged to expense as incurred.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and right-of-use assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company did not recognize any impairment losses for either of the years ended December 31, 2024 or 2023. The Company recorded a loss on the disposal of a fixed asset of $0.6 million for the year ended December 31, 2024. No such losses were recorded during the year ended December 31, 2023.
Grant Funding
The Company receives certain research and development funding through grants issued by a division of the National Institutes of Health and the Gates Foundation, or the Foundation. Under the Foundation grant, which the Company considers to be a research and development contract under FASB Accounting Standards Codification, or ASC, Topic 730 Research and Development, the Company granted the Foundation a Humanitarian License which gives the Foundation the right to make the funded developments accessible at an affordable price to people within developing countries. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to International Accounting Standards 20, Accounting for Grants and Disclosure of Government Assistance, or IAS 20. Under IAS 20, the Company recognizes grant funding in the statements of operations as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. The Company adopted this policy in 2018. For the years ended December 31, 2024 and December 31, 2023, the Company recognized approximately $8.8 million and $9.3 million, respectively, in the statements of operations as a reduction to research and development expense. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in the Company's consolidated balance sheets.
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
Sale of Future Payments
On April 29, 2024, the Company entered into and closed a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA pursuant to which the Company sold its right, title and interest in the following to XOMA (i) all future net royalty and potential net milestone payments the Company would otherwise receive from Organon based on net sales of XACIATO, (ii) a portion of future net sales of Ovaprene and a portion of a potential future milestone payment the Company may receive under its license agreement with Bayer related to

Ovaprene, and (iii) a portion of future net sales of Sildenafil Cream. The Company received $22.0 million from XOMA in connection with entering into the royalty purchase agreements. Under the terms of the royalty purchase agreements, if XOMA receives total payments under the royalty purchase agreements equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the royalty purchase agreements. If the Company earns any such payments, they will be accounted for as variable consideration under ASC 606, Revenue Recognition, and will be recorded as income when such payments are received. See Note 13, Royalty Purchase Agreements, for additional information regarding the terms of the royalty purchase agreements.
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
The Company determined that the traditional royalty purchase agreement represents a complete sale of a nonfinancial asset (the Company's right, title and interest in and to future payments related to commercial sales of XACIATO) for which XOMA bears all benefit and for which the Company has no obligations or involvement going forward, and therefore should be accounted for within the scope of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The $22.0 million net of transaction costs of approximately $1.6 million, was recorded as other income on the Company's consolidated statements of operations and comprehensive loss.
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
In connection with the royalty investment financing agreement the Company entered into, the Company issued a warrant to purchase up to an aggregate of 5.0 million shares of the Company's common stock. The warrant was allocated a relative fair value of approximately $0.8 million using a Black-Scholes option pricing model. The $0.8 million relative fair value of the warrant was recorded as a debt discount with an offset to additional paid in capital on the Company's 2023 consolidated balance sheets as the warrants were deemed to be equity classified.
Risks and Uncertainties
The Company will require approvals from the FDA, or foreign regulatory agencies prior to being able to sell any products. The Company received approval from the FDA for XACIATO in December 2021. There can be no assurance that the Company’s current or future product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and financial position.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of December 31, 2024 and December 31, 2023. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of December 31, 2024 or December 31, 2023.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2024
Current assets:
Cash equivalents (1)	$15,283,784	$—	$—	$15,283,784
Balance at December 31, 2023
Current assets:
Cash equivalents (1)	$9,982,079	$—	$—	$9,982,079
(1) Represents cash held in money market funds.

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted ASU 2023-07 on December 31, 2024, which adoption only impacted the Company's segment reporting disclosures. See Note 16, Segment Information, for disclosures related to the adoption of ASU 2023-07.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-3, Disaggregation of Income Statement Expenses. ASU 2024-3 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.
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
The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.
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
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has recognized approximately $18,000 in royalty revenue.
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
Bayer License. In 2020, the Company entered into a license agreement with Bayer Healthcare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. and received a $1.0 million upfront non-refundable license fee payment from Bayer (See Note 3, Strategic Agreements). The $1.0 million upfront payment is recorded as deferred license revenue in the Company's consolidated balance sheets at December 31, 2024 and 2023. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. To date, neither of the foregoing has occurred.
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
Milestone Payments. At the inception of each arrangement in which the Company is a licensor and that includes developmental, regulatory or commercial milestones, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Potential future milestone payments not within the Company's control, such as where achievement of the specified milestone depends on activities of a third party or regulatory approval, are not considered probable of being achieved until the specified milestone occurs. As of December 31, 2024, the Company has recognized $1.8 million of milestone payment revenues.
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
ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the Company's obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term (See Note 11, Leased Properties).
Australian Research and Development Tax Incentive Program
The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to receive a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to IAS 20. Under IAS 20, the Company recognizes the Tax Incentive as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as other current assets on its consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized approximately $46,000 and approximately $0.6 million, respectively, as a reduction to research and development expense for expenses incurred that it believes are eligible for the Tax Incentive. At December 31, 2024 and 2023, the Company recorded a receivable for the estimated Tax Incentive of approximately $46,000 and $0.6 million, respectively, in other receivables on the accompanying consolidated balance sheets.
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
There were stock options exercisable into 883,334 and 788,569 shares of common stock outstanding at December 31, 2024 and 2023, respectively. There were warrants exercisable into 1,268,572 shares of common stock outstanding at each of the years ended December 31, 2024 and 2023. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.
Stock-Based Compensation
The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of grant. Compensation expense is recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period of the award. The Company uses the Black-Scholes Pricing Model to determine the fair value of each of the awards which considers factors such as expected term, the volatility of the Company's common stock, risk free interest rate, and dividend yield. Due to the limited history of the Company, the simplified method was utilized in order to determine the expected term of the awards. The Company compared U.S. Treasury Bills in determining the risk-free interest rate appropriate given the expected term. The Company has not established and has no plans to establish, a dividend policy, and the Company has not declared, and has no plans to declare dividends in the foreseeable future and thus no dividend yield was determined necessary in the calculation of fair value.
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
The Company follows the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At each of December 31, 2024 and 2023, the Company did not record any liabilities for uncertain tax positions.
During each of 2024 and 2023, the Company recorded no provision for income taxes. Management evaluated the Company’s tax positions and, as of December 31, 2024 and 2023, the Company had approximately $2.8 million and $2.6 million of unrecognized benefits, respectively. The tax years 2021 to 2023 and 2020 to 2023 remain open to examination by federal and state taxing authorities, respectively, while the statute of limitations for U.S. net operating losses generated remain open beginning in the year of utilization.
Indemnification Obligations
As permitted under Delaware law, the Company has entered into indemnification agreements with its officers and directors that provide that the Company will indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime. During the year ended December 31, 2024, the Company did not experience any losses related to those indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded the fair value of the obligations is not material. Accordingly, as of December 31, 2024 and 2023, no amounts have been accrued related to such indemnification provisions.
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
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of the $1.0 million payment in connection with the license agreement amendment and the $1.8 million milestone payment noted above, the transaction price was $12.8 million as of December 31, 2024.
The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Refer to Note 13, Royalty Purchase Agreements, regarding the Company's sale to XOMA of all the Company's right, title and interest in and to, from and after April 1, 2024, all net royalty and potential net milestone payments from Organon based on net sales of XACIATO.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of December 31, 2024, neither of the foregoing had occurred. The $1.0 million payment is recorded as non-current deferred license revenue in the Company's consolidated balance sheets at December 31, 2024 and 2023.
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
Refer to Note 13, Royalty Purchase Agreements, regarding XOMA's rights to a portion of potential future payments from Bayer under the Company's license agreement with Bayer.
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
Strategic Agreements for Pipeline Development
Theramex Co-Development and Licensing Agreement
In February 2025, the Company entered into a co-development and licensing agreement with Theramex for a potential first-in-category biodegradable contraceptive implant called Casea S recently acquired by Theramex. Under the agreement, the Company received a royalty-free, exclusive, fully paid up, sublicensable license to the U.S. patents Theramex recently acquired for Casea S. Given that the product is in an ongoing Phase 1 study that is funded by a grant, there are no development costs for the Company or Theramex at this time. If the Company determines that the results from the study are positive, it would be responsible for conducting a Phase II study in the U.S., and funding for such study and for a future Phase III study in the U.S. will be shared by the Company and Theramex on terms to be agreed upon by the parties, taking into account the size of the opportunity for Casea S in the respective markets.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of December 31, 2024, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of December 31, 2024, no payments have been made under this agreement.
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
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement, the Company’s board of directors elected to pay a portion of these milestone payments in shares of the Company’s common stock, and in September 2021, the Company issued approximately 58,334 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. As of December 31, 2024, no additional payments have been made under this agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of December 31, 2024.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of December 31, 2024, no payments have been made under this agreement.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of December 31, 2024; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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
SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of December 31, 2024, $1.0 million became payable under this agreement and was subsequently paid in February 2025.
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
If the Company sublicenses its rights under the agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by the Company during the royalty term; provided, however, that for sublicense revenue the Company receives prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue. As of December 31, 2024, only the $1.2 million in aggregate milestone payments noted above have been made.
4.    PREPAID EXPENSES
Prepaid expenses consisted of the following:

	As of December 31,
	2024	2023
Prepaid clinical expense	$1,290,605	$5,023,140
Prepaid development expense	663,723	376,959
Prepaid insurance expense	398,950	472,922
Prepaid legal and professional expenses	166,429	245,251
Total prepaid expenses	$2,519,707	$6,118,272

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consist of the following:

	As of December 31,
	2024	2023
Assets under construction	$1,229,165	$600,000
IT equipment	37,239	51,978
Leasehold improvements	40,284	42,188
Lab equipment	204,938	107,511
	$1,511,626	$801,677

Less– accumulated depreciation	(175,894)	(145,702)
Property and equipment, net	$1,335,732	$655,975
Depreciation expense was $42,325 and $38,363 for the years ended December 31, 2024 and 2023, respectively.
6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of December 31,
	2024	2023
Accrued clinical expense	$—	$1,195,744
Accrued compensation and benefits	805,612	805,412
Accrued development expense	1,258,435	547,490
Accrued royalties payable	—	6,504
Insurance financing payable	249,628	267,188
Other accruals	662,576	—
Accrued license fee expense	66,667	66,667
Total accrued expenses	$3,042,918	$2,889,005

7.    VENDOR CONCENTRATION
The Company had two major vendors that accounted for approximately 15% and 12% of the Company's research and development expenditures for the year ended December 31, 2024, and 21% and 3% of the Company's research and development expenditures for the year ended December 31, 2023. The same vendors accounted for 0% of the Company's total accounts payable and accrued expenses as of each of December 31, 2024 and 2023. The Company continues to maintain its relationship with these vendors and anticipates incurring significant expenses with these vendors over the next 12 months.
8.    INCOME TAXES
The components of loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$3,822	$29,099
Foreign	230	1,060
Loss before taxes	$4,052	$30,159

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal income tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	(6.26)%	0.84%
State tax rate change	29.65%	1.15%
Permanent differences	(2.21)%	(0.02)%
Research and development credit	31.74%	7.47%
Stock compensation	(5.49)%	(0.75)%
Other	(9.49)%	(3.04)%
Change in valuation allowance	(58.98)%	(26.65)%
Effective income tax rate	(0.04)%	—%
The major components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are shown below (in thousands).

	2024	2023
Net operating loss carryforwards	$86,589	$86,182
Research and development credit carryforwards	11,836	10,868
Capitalized research and development costs	12,614	12,570
Other	59	41
Stock compensation	3,570	2,618
Total deferred tax assets	114,668	112,279
Valuation allowance	(114,668)	(112,279)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $114.7 million and $112.3 million was established at December 31, 2024 and 2023, respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.
The increase in valuation allowance of approximately $2.4 million and $8.0 million for the years ended December 31, 2024 and 2023, respectively, is primarily related to an increase in net operating losses and R&D credits generated during the year and changes in state tax rates.
The Company has U.S. federal net operating loss, or NOL, carryforwards available at December 31, 2024 of approximately $315.2 million of which $1.1 million begin expiring in 2025 unless previously utilized and $139.8 million that do not expire. The Company has state NOL carryforwards of $298.4 million that begin expiring in 2031 unless previously utilized. The Company has U.S. federal research credit carryforwards available at December 31, 2024 of approximately $11.6 million that begin expiring in 2027 unless previously utilized. The Company has state research credit carryforwards of $2.5 million of which $0.2 million begin expiring in 2027 unless previously utilized. These federal and state research and development credits are subject to a 20% reserve under FASB ASC 740. The difference between federal and state NOL carryforwards is primarily due to previously expired state NOL carryforwards.
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

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Beginning uncertain tax benefits	$2,617	$2,316
Current year - increases	237	347
Prior year - reductions	(30)	(46)
Ending uncertain tax benefits	$2,824	$2,617
Included in the balance of uncertain tax benefits at December 31, 2024 are $2.8 million of tax benefits that, if recognized, would result in a reduction of the gross deferred tax asset, offset fully by valuation allowance and have no net impact on the financial statements. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date.
The Company's policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
The tax years 2020 through 2023 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization.
No additional provision has been made for U.S. income taxes related to undistributed foreign earnings of the Company’s wholly-owned Australian subsidiary or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. As such, earnings are expected to be permanently reinvested, the investments are permanent in duration, or the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings. A liability could arise if amounts are distributed by the subsidiary or if the subsidiary is ultimately disposed. It is not practical to estimate the additional income taxes, if any, related to permanently reinvested earnings. There are no unremitted earnings as of December 31, 2024.
9.    STOCKHOLDERS’ EQUITY
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
Equity Line
On October 21, 2024, the Company entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on November 27, 2024. In connection with entering into the purchase agreement, the Company issued 137,614 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder.
September 2023 Registered Direct Offering
In August 2023, the Company entered into a securities purchase agreement with an institutional investor and an investor affiliated with Douglas for the purchase and sale of 833,334 shares of the Company's common stock and warrants to purchase additional shares of the Company's common stock in a registered direct offering priced at-the-market under Nasdaq rules. The offering closed on September 1, 2023. Each warrant is exercisable for one share of the Company's common stock. The terms of the warrants are further described below in this Note 9. The offering price was $8.40 per share of common stock and accompanying warrant. The aggregate gross proceeds to the Company from the offering were $7.0 million, and net proceeds were approximately $7.0 million. The offering was made pursuant to the Company's registration statement on Form S-3 (File No. 333-254862), filed with the SEC on March 30, 2021, and declared effective by the SEC on April 7, 2021, and a prospectus supplement thereunder.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate the sales agreement with respect to Cantor. Through and including May 10, 2024, shares of the Company's common stock sold under the sales agreement were offered and sold under the Company's shelf registration statement on Form S-3 (File No. 333-254862), the base prospectus included therein, originally filed with the SEC on March 30, 2021 and declared effective by the SEC on April 7, 2021, and the prospectus supplements thereto, the most recent of which was dated March 28, 2024 relating to the offering of up to $19.0 million of shares of the Company's common stock. From and after May 11, 2024, shares of the Company's common stock sold under the sales agreement were and will be offered and sold under the Company's shelf registration statement on Form S-3 (File No. 333-278380), the base prospectus included therein, originally filed with the SEC on March 29, 2024 and declared effective by the SEC on May 10, 2024, the prospectus supplement thereto dated May 10, 2024 relating to the offering of up to $18.1 million of shares of the Company's common stock, and any subsequent prospectus supplement related to the offering of shares of the Company's common stock under the sales agreement. During the years ended December 31, 2024 and 2023, the Company sold 109,655 and 316,244 shares of common stock, respectively, under the sales agreement for net proceeds of approximately $0.5 million and $2.3 million, respectively.
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
The warrant was allocated a value of $0.8 million using a Black-Scholes option pricing model based on the relative fair value method. The Black-Scholes model used the following assumptions: expected volatility: 85.91%; risk-free interest rate: 4.05%; expected dividend yield: 0%; and expected term: 5 years. The warrant was deemed to be classified as equity and recorded within additional paid in capital on the consolidated balance sheets. As of December 31, 2024, no portion of the warrant had been exercised.
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

The warrants were allocated a value of $2.9 million using a Black-Scholes option pricing model based on the relative fair value method as they were issued with common stock. The Black-Scholes model used the following assumptions: expected volatility: 87.77%; risk-free interest rate: 4.29%; expected dividend yield: 0%; and expected term: 5.5 years. The warrants were deemed to be classified as equity and recorded within additional paid in capital on the consolidated balance sheets. As of December 31, 2024, none of the warrants have been exercised.
February 2018 Warrants
In connection with an underwritten public offering in February 2018, the Company issued to the investors in that offering, warrants exercisable through February 2023 with an initial exercise price of $36.00 per share. The Company estimated the fair value of the warrants as of February 15, 2018 to be approximately $3.0 million which was recorded in equity as of the issuance date. The warrants included a price-based anti-dilution provision, which resulted in automatic reductions to the exercise price of the warrants in April 2019 and July 2020 to $11.76 per share and $11.52 per share, respectively. In January 2023, warrants to purchase 112,793 shares of common stock were exercised for gross proceeds of approximately $1.3 million and the remaining unexercised warrants expired in February 2023.
Summary of Warrant Activity
A summary of warrant activity during the years ended December 31, 2024 and 2023 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2022	115,085	$12.03	0.23	$—
Granted	1,268,030
Exercised	(112,793)
Forfeited or expired	(1,750)
Outstanding, December 31, 2023	1,268,572	$7.49	5.11	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable, December 31, 2024	1,268,572	$7.49	4.10	$—
Common Stock
The authorized capital of the Company consists of 240,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. The issued and outstanding common stock of the Company consisted of 8,700,386 and 8,331,161 shares of common stock as of December 31, 2024 and 2023, respectively. There were no shares of preferred stock issued or outstanding as of December 31, 2024 or 2023.
Common Stock Reserved for Future Issuance
The following table summarizes common stock reserved for future issuance at December 31, 2024:

Common stock reserved for issuance upon exercise of warrants outstanding	1,268,572
Common stock reserved for issuance upon exercise of options outstanding	883,334
Common stock reserved for future equity awards	465,751
Total	2,617,657

10.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. In June 2024, the Company's board of directors suspended the ESPP. There was no stock-based compensation related to the ESPP for the years ended December 31, 2024 or December 31, 2023.
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
The number of shares of common stock authorized for issuance under the 2022 Plan is (a) 843,108; plus (b) up to 512,056 shares subject to awards granted under the Amended 2014 Plan or the 2007 Stock Incentive Plan that expire, terminate or are otherwise forfeited on or after June 23, 2022. Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the years ended December 31, 2024 and 2023. The exercise price of all options granted during the years ended December 31, 2024 and 2023 was equal to the market value of the Company’s common stock on the date of grant. As of December 31, 2024, unamortized stock-based compensation expense of approximately $2.2 million will be amortized over the weighted average period of 1.1 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of December 31, 2024 was 465,751.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value *
Outstanding at December 31, 2022	551,003	$19.18
Granted	238,120	13.62
Exercised	—	—
Cancelled/forfeited	(525)	14.07
Expired	(29)	13.92
Outstanding at December 31, 2023	788,569	17.50
Granted	228,060	5.45
Exercised	—	—
Canceled/forfeited	(79,148)	12.90
Expired	(54,147)	21.16
Outstanding at December 31, 2024	883,334	$14.58	6.73	$—
Options exercisable at December 31, 2024	593,118	$16.96	5.81	$—
Options vested and expected to vest at December 31, 2024	593,118	$16.96	5.81	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's common stock exceeded the exercise price of the stock options at December 31, 2024 for those stock options for which the quoted market price was in excess of the exercise price.
The weighted average grant-date fair value of stock options granted during at December 31, 2024 and 2023 was $4.10 and $11.28, respectively.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Years Ended December 31,
	2024	2023
Research and development	$833,689	$823,148
General and administrative	1,369,567	1,707,536
Total	$2,203,256	$2,530,684
The assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of their service on the Company's board of directors during the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Expected life in years	6.0	6.0
Risk-free interest rate	4.13%	3.56%
Expected volatility	90%	107%
Dividend yield	0.0%	0.0%
11.     LEASED PROPERTIES
Clean Room Space
On July 24, 2024, the Company entered into a scope of work (the "SOW") with an unrelated third party for a controlled clean room space in Burlington, Massachusetts. The SOW became effective upon the execution of an associated License and Services Agreement, which governs the SOW. The term of the SOW is 22 months and commenced on March 1, 2025. Upon execution of the SOW, the Company made a payment of approximately $459,000. Fixed payments will be due at the beginning of each calendar quarter and variable amounts related to support services will be due monthly based on services provided during the preceding month. The Company's total obligation in respect of the fixed payments due under the SOW is approximately $3.5 million. The SOW may be renewed each year and if renewed, the fixed payment amount may increase yearly by up to 5%.
General Office Space
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease through August 31, 2024. On March 8, 2024, the Company entered into another amendment to extend the term of the lease for three years such that the term now expires on October 31, 2027, which resulted in additional operating lease liabilities and ROU assets of approximately $0.4 million in March 2024.
MBI, a wholly-owned subsidiary the Company acquired in November 2019, leases general office and laboratory space in Lexington, Massachusetts. The lease commenced on November 1, 2023 for a term of three years, expiring on December 31, 2026, and resulted in an increase in operating lease liabilities and ROU assets of approximately $0.4 million.
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
At December 31, 2024, the Company reported operating lease ROU assets of approximately $1.2 million in other non-current assets, approximately $0.5 million in current portion of lease liabilities, and approximately $0.8 million in lease liabilities long-term in the consolidated balance sheets.
Total operating lease costs were approximately $0.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. Operating lease costs consist of monthly lease payments expense, common area maintenance and other repair and maintenance costs and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Cash paid for amounts included in the measurement of operating lease liabilities was approximately $0.6 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, and these amounts are included in operating activities in the consolidated statements of cash flows. At December 31, 2024, operating leases had a weighted average remaining lease term of 2.42 years and a weighted average interest rate of 10.50%.
At December 31, 2024, future minimum lease payments under the Company's operating leases are as follows:

Year ending December 31,
2025	$660,000
2026	680,000
2027	130,000
Total future minimum lease payments	1,470,000
Less: accreted interest	167,000
Total operating lease liabilities	$1,303,000
12.     ROYALTY INTEREST FINANCING
On December 21, 2023, the Company entered into a royalty interest financing agreement, or the Royalty Interest Agreement, with United in Endeavour, LLC, or UiE, under which UiE acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from UiE when the parties entered into the Royalty Interest Agreement (the "Initial Investment"), and between January 1, 2024 and December 31, 2026, the Company may, in its sole discretion, but subject to XOMA's prior written consent (see Note 13, Royalty Purchase Agreements), elect to receive three additional payments (each a "Supplemental Investment") from UiE of up to an aggregate of $7.0 million, for a total of up to $12.0 million.
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
The Royalty Interest Agreement Warrants were deemed to be equity classified warrants and recorded under additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 9) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

December 31, 2024
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(2,189)
Non-cash interest expense and interest payable associated with the sale of future royalties	862,626
Liability related to the sale of future royalties	$4,749,824
13.    ROYALTY PURCHASE AGREEMENTS
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

The $22.0 million the Company received from XOMA, less transaction costs of approximately $1.6 million, was allocated to the XACIATO RPA and recorded as other income on the Company's consolidated statement of operations and comprehensive loss in the second quarter of 2024. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.
14.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In each of July 2024 and 2023, the Company obtained financing for certain director and officer and other insurance premiums. The total premiums, taxes and fees financed each year was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreements and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. With respect to the financing obtained in July 2024, the Company will make monthly installment payments through April 20, 2025. With respect to the financing obtained in July 2023, the Company made monthly installment payments through April 20, 2024. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. As of December 31, 2024, the Company's remaining obligation for the financing obtained in July 2024 was approximately $0.2 million. As of December 31, 2023, the Company's remaining obligation for the financing obtained in July 2023 was approximately $0.3 million. The Company had no remaining obligations for the financing obtained in July 2023 as of December 31, 2024.

CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 is being conducted within NICHD’s Contraceptive Clinical Trials Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. The Company made aggregate payments of $5.5 million to NICHD, $0.5 million of which was paid in July 2024 and $5.0 million of which was paid in prior years. The Company had no remaining obligation under the CRADA at December 31, 2024.
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
Employment Agreements
Certain employees of the Company are entitled to payments if their employment is terminated by the Company without cause, if they resign for good reason, if their employment agreements are not renewed, or if their employment is terminated by the Company without cause or if they resign for good reason, in each case, within three months prior to or 12 months following a change in control of the Company. Upon termination by the Company without cause, if they resign for good reason, if their employment agreements are not renewed, such executives are entitled to receive a payment of an amount equal to either six or twelve months of base salary and to receive continuing health benefits coverage for periods equal to either six or twelve months following the termination of employment or until such officer is covered under a separate plan from another employer. If their employment is terminated by the Company without cause or if they resign for good reason, in each case, within three months prior to or 12 months following a change in control of the Company, such executives will be entitled to receive a payment of an amount equal to either nine or eighteen months of base salary and target bonus and to receive continuing health benefits coverage for periods ranging between nine and eighteen months following the termination of employment. In addition, upon a change in control of the Company, each officer’s outstanding unvested options will fully vest and accelerate subject to the conditions outlined in such officer’s employment agreement.
Related-Party Agreement
On January 26, 2024, the Company entered into a consulting agreement with its former Chief Financial Officer to assist in transition matters subsequent to her retirement. Pursuant to the agreement, for a nine month period commencing on January 26, 2024, the Company paid its former Chief Financial Officer $31,667 per month and reimbursed her up to $500 per month for her health insurance premiums.
Employee Benefit – 401(k) Plan
The Company has a 401(k) retirement plan, or the 401(k) Plan, covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. The 401(k) Plan includes a Safe Harbor Plan that provides a Company match up to 4% of each participant's cash compensation. The Company made matching contributions of approximately $0.2 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively.
15.    GRANT AWARDS
October 2024 Grant Award
In October 2024, the Company entered into a subaward agreement with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell (the "CMF") under which the Company is entitled to receive funding of up to $10.0 million in milestone-based payments subject to the Company's achievement over an approximately 24-month period of specified research activities and objectives relating to the advancement of the Company's DARE-HPV development program, including commencement of a Phase 2 clinical study to evaluate the safety and preliminary efficacy of DARE-HPV for the clearance of high-risk HPV infection in women. The subaward agreement was the result of the Company's selection by an agency within the U.S. Department of Health and Human Services. The CMF is a consortium management firm that received funding from the federal agency for the subaward agreement.
The Company receives funding in advance and tracks and reports eligible expenses incurred to the federal agency. The Company is required to apply the funds it receives solely toward direct costs for the funded project, other than approximately 22% of such funds, which it may apply toward general overhead and administrative expenses that support the entire operations of the Company. Funds received that have not been spent are recorded as cash and cash equivalents and as a deferred grant funding liability in the Company’s consolidated balance sheets. The deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. The Company must track expenses incurred under the award and submit a detailed accounting of such expenses. Through December 31, 2024, the Company received one payment of $1.0 million under this award. The Company recorded credits to research and development expense of approximately $0.4 million for costs related to this award for the year ended December 31, 2024. As of December 31, 2024, the Company has recorded approximately $0.6 million of deferred grant funding liability in the Company's consolidated balance sheets.
NICHD and NIH Non-Dilutive Grant Funding
The Company has received notices of awards and non-dilutive grant funding from the NICHD and the National Institutes of Health, or NIH, to support the development of several of its product candidates. The NICHD and NIH issue notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.

DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for the subsequent project year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID. The Company recorded no credits to research and development expense for costs related to the NIH award for the year ended December 31, 2024 and recorded no receivable at December 31, 2024.
DARE-PTB1
In August 2020, the Company received a notice of award from NICHD to support the development of DARE-PTB1. The award of approximately $0.3 million was used for what was referred to as the "Phase I" segment of the project outlined in the Company's grant application, which ended in July 2023. The Company received aggregate reimbursements under the award of approximately $0.2 million during the grant period which ended in July 2023. No further funds are available under this award for the Phase I segment.
In December 2023, the Company received a notice of award of approximately $2.0 million for the "Phase II" segment of the project. The Company recorded credits to research and development expense for costs related to the NICHD award of approximately $0.7 million for the year ended December 31, 2024. The Company recorded a receivable of approximately $0.1 million at December 31, 2024 for expenses incurred through such date that it believes are eligible for reimbursement under the grant.
DARE-LARC1
In September 2021, the Company received a notice of award from NICHD to support the development of DARE-LARC1. The award in the amount of approximately $0.3 million was used to explore device insertion and removal in nonclinical studies.
The Company recorded credits to research and development expense of approximately $32,000 for costs related to the NICHD award for the year ended December 31, 2023. The Company received aggregate reimbursements under the NICHD award of approximately $0.3 million during the grant period, which ended in June 2023. No further funds are available under this award.
DARE-204 and DARE-214
In May 2022, the Company received a notice of award from NICHD of approximately $0.2 million to support end-user research to better understand women's preferences for a long-acting injectable contraceptive method. The findings from the research will inform the Company's target product profile and guide its development priorities for DARE-204 and DARE-214.
The Company recorded credits to research and development expense of approximately $0.1 million for costs related to the NICHD award for the year ended December 31, 2023. The Company received aggregate reimbursements under the NICHD award of approximately $0.2 million during the grant period, which ended in September 2023. No further funds are available under this award.
DARE-PTB2
In July 2023, the Company received a notice of award from NICHD of approximately $0.4 million to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds will support activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida, which are to occur over a 12-month period.
The Company recorded credits to research and development expense of approximately $0.3 million and $0.1 million for costs related to the NICHD award for the year ended December 31, 2024 and 2023, respectively. The Company received aggregate reimbursements under the NICHD award of approximately $0.4 million during the grant period, which ended in July 2024. No further funds are available under this award.
Other Non-Dilutive Grant Funding
As described below, the Company has received substantial funding under grant agreements it entered into with the Gates Foundation, or the Foundation. The Company is required to apply the funds it receives under the agreements solely toward direct costs for the applicable funded projects, other than approximately 5%-15% of such funds, which it may apply toward general overhead and administrative expenses that support the entire operations of the Company. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. Funds received that have not been spent are recorded as cash and cash equivalents and as a deferred grant funding liability in the Company’s consolidated balance sheets. The deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. The grant agreements include the Foundation's standard discretionary termination provisions. Any grant funds that have not been used or committed to the funded project must be returned promptly to the Foundation upon expiration or termination of the agreement.
2024 Contraceptive Product Candidate Grant Agreement
In November 2024, the Company entered into a grant agreement with the Foundation under which the Company was awarded a new grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. An initial payment of approximately $5.4 million was made to the Company in November 2024. Additional payments are contingent upon the Company's achievement of specified development and reporting milestones during the term of the grant agreement, which extends through October 2026. The Company will track and report eligible expenses incurred to the Foundation.
The Company recorded credits to research and development expense of approximately $0.2 million for costs related to this award for the year ended December 31, 2024. As of December 31, 2024, the Company has recorded approximately $5.2 million of deferred grant funding liability related to this award in the Company's consolidated balance sheets.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024.
The Company recorded credits to research and development expense of approximately $0.7 million for costs related to this award for the year ended December 31, 2024. As of December 31, 2024, the Company has recorded approximately $39,000 of deferred grant funding liability related to this award in the Company's consolidated balance sheets.
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
As of December 31, 2024, the Company has received a cumulative total of approximately $31.8 million in non-dilutive funding under the agreement, including $4.5 million during 2023 and $3.5 million during 2024. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $6.2 million and $8.7 million for costs related to this award for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded approximately $10.8 million of deferred grant funding liability related to this award in the Company's consolidated balance sheets.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT over the period of November 11, 2022 to February 29, 2024.
The Company received the full amount of the award in November 2022. The Company recorded credits to research and development expense of approximately $0.2 million and $0.3 million for costs related to this award for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had no deferred grant funding liability related to this award in the Company's consolidated balance sheets.

16.    SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker view the Company’s operations and manage its business in one operating segment, which is the business of identifying, developing and commercializing pharmaceutical products that target unmet needs in women's health. The CODM, who is the chief executive officer (“CEO”), manages and allocates resources to the operations of the Company on a consolidated basis. The Company’s measure of segment profit or loss is net loss. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented. In addition, substantially all of the Company's revenue was generated in the United States and substantially all of the Company's long-lived assets reside in the United States.

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Year Ended December 31,
	2024	2023
Revenue:
License fee revenue	$—	$1,000,000
Milestone revenue	—	1,800,000
Royalty revenue	9,784	7,885
Total revenue	9,784	2,807,885
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene	8,518,495	3,762,611
Sildenafil Cream, 3.6%	2,361,052	7,746,264
Other advanced clinical stage programs	1,321,888	3,498,955
Phase 1 and Phase 1-ready clinical stage programs	761,721	2,912,857
Preclinical stage programs	4,233,762	7,432,439
Other development programs	27,542	189,706
Contra-R&D expenses	(7,685,533)	(8,965,347)
Total research and development direct program costs	9,538,927	16,577,485
Indirect costs:
Personnel-related (including stock compensation)	5,611,057	5,566,016
Other indirect costs	254,772	384,289
Contra R&D expenses	(1,199,548)	(989,716)
Total research and development indirect costs	4,666,281	4,960,589
General and administrative	9,156,061	12,109,691
Other operating expenses	100,000	100,000
Total segment operating expenses	23,461,269	33,747,765
Loss from operations	(23,451,485)	(30,939,880)
Sale of royalty and milestone rights, net	20,379,376	—
Interest expense	857,364	35,109
Interest income	(539,743)	(813,278)
Other income (expense), net	663,869	(320)
Net loss	$(4,053,599)	$(30,161,391)

17.    SUBSEQUENT EVENTS
Noncompliance with Nasdaq’s Minimum Market Value of Listed Securities Requirement
On August 12, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that it did not meet the requirement in Nasdaq Listing Rule 5550(b)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(2) requires a company listed on Nasdaq to maintain a minimum market value of listed securities of $35.0 million (the “Minimum MVLS Rule”). The Company was provided an initial period of 180 calendar days, or until February 10, 2025, to regain compliance with the Minimum MVLS Rule.
On February 13, 2025, Nasdaq’s Listing Qualifications Department notified the Company that because it did not regain compliance with the Minimum MVLS Rule by February 10, 2025, its common stock is subject to delisting from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearing Panel (the “Panel”).
On February 20, 2025, the Company requested a hearing before the Panel, which request stayed the delisting of its common stock pending the decision of the Panel following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing occurred on March 25, 2025. Pursuant to published Nasdaq guidance, the Panel typically issues it decision within 30 days of the hearing.
There can be no assurance that the Panel will grant the Company any extension period within which to regain compliance with the Minimum MVLS Rule, or if any extension period is granted, that the Company will regain compliance with the Minimum MVLS Rule within such extension period, or that the Company will be successful in otherwise maintaining the listing of our common stock on The Nasdaq Capital Market.