Form 10-Q
period 2025-03-31
Dare Bioscience, Inc.
filed 2025-05-13
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 12, 2025, 8,850,386 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
•Inability to enter into and maintain arrangements with third parties, including outsourcing facilities, on commercially reasonable terms required to compound and distribute the compounded drugs that we seek to make available under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA;
•The removal of sildenafil citrate or any other bulk drug substance needed to compound the compounded drugs that we seek to make available under Section 503B of the FDCA from the FDA’s list of bulk drug substances that can be compounded under Section 503B of the FDCA;
•Inability to enter into and maintain arrangements with third-parties on commercially reasonable terms with respect to the consumer health products we seek to bring to market;
•The performance of third parties on which we will rely to bring to market, or assist us in bringing to market, compounded drugs and consumer health products;
•The degree of market demand and acceptance that any compounded drug or consumer health product we bring to market achieves;
•A change in regulatory requirements related to compounded drugs under Section 503B of the FDCA or consumer health products;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,329,967	$15,698,174
Other receivables	105,234	229,982
Prepaid expenses	1,387,348	2,519,707
Total current assets	11,822,549	18,447,863
Property and equipment, net	1,484,947	1,335,732
Operating lease right-of-use assets	1,083,036	1,206,942
Finance lease right-of-use asset	3,149,882	—
Other non-current assets	1,078,527	1,110,594
Total assets	$18,618,941	$22,101,131
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$1,883,142	$1,455,832
Accrued expenses	1,771,666	3,042,918
Deferred grant funding	15,121,962	16,561,625
Current portion of liability related to the sale of future royalties	91,907	—
Current portion of lease liabilities, operating	568,297	548,638
Current portion of lease liability, finance	1,751,100	—
Total current liabilities	21,188,074	21,609,013
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	4,741,338	4,749,824
Lease liabilities long-term, operating	603,295	754,383
Lease liability long-term, finance	649,935	—
Total liabilities	28,182,642	28,113,220
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 8,850,386 and 8,700,386 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	885	870
Additional paid-in capital	170,519,070	169,705,480
Accumulated other comprehensive loss	(415,719)	(428,809)
Accumulated deficit	(179,667,937)	(175,289,630)
Total stockholders' deficit	(9,563,701)	(6,012,089)
Total liabilities and stockholders' deficit	$18,618,941	$22,101,131

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue
Royalty revenue	$25,427	$9,302
Total revenue	25,427	9,302
Operating expenses
General and administrative	2,309,164	2,670,581
Research and development	2,297,381	3,353,520
Royalty expense	—	7,674
Total operating expenses	4,606,545	6,031,775
Loss from operations	(4,581,118)	(6,022,473)
Other income (expense)	202,811	(732,883)
Net loss	$(4,378,307)	$(6,755,356)
Foreign currency translation adjustments	13,090	(39,227)
Comprehensive loss	$(4,365,217)	$(6,794,583)
Loss per common share - basic and diluted	$(0.50)	$(0.81)
Weighted average number of shares outstanding:
Basic and diluted	8,759,053	8,376,189

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

Three Months Ended March 31, 2025
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	deficit
Balance at Balance at December 31, 2024	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)
Stock-based compensation	—	—	377,357	—	—	377,357
Issuance of common stock, net of issuance costs	150,000	15	436,233	—	—	436,248
Net loss	—	—	—	—	(4,378,307)	(4,378,307)
Foreign currency translation adjustments	—	—	—	13,090	—	13,090
Balance at Balance at March 31, 2025	8,850,386	$885	$170,519,070	$(415,719)	$(179,667,937)	$(9,563,701)

Three Months Ended March 31, 2024
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	deficit
Balance at Balance at December 31, 2023	8,331,161	$833	$166,548,454	$(360,896)	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	627,700	—	—	627,700
Issuance of common stock, net of issuance costs	50,664	5	215,108	—	—	215,113
Net loss	—	—	—	—	(6,755,356)	(6,755,356)
Foreign currency translation adjustments	—	—	—	(39,227)	—	(39,227)
Balance at Balance at March 31, 2024	8,381,825	$838	$167,391,262	$(400,123)	$(177,991,387)	$(10,999,410)
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,378,307)	$(6,755,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,110	10,778
Deferred financing cost amortization	17,532	659
Right-of-use asset - operating lease	123,905	117,239
Stock-based compensation	377,357	627,700
Loss on disposal of property and equipment	—	600,000
Non-cash royalty revenue related to sale of future royalties	(23,180)	—
Non-cash interest expense	10,044	85,432
Changes in operating assets and liabilities:
Accounts receivable	—	(67,644)
Other receivables	124,748	(368,817)
Prepaid expenses	673,510	1,304,190
Other current assets	—	(152,204)
Other non-current assets	14,535	345,450
Operating lease liability	(131,429)	(120,802)
Accounts payable	(31,539)	654,958
Accrued expenses	(1,084,031)	(1,318,149)
Royalties payable	—	7,674
Interest payable	117,865	117,213
Deferred grant funding	(1,439,663)	(1,901,283)
Net cash used in operating activities	(5,470,543)	(6,812,962)
Cash flows from investing activities
Purchases of property and equipment	(157,331)	(7,296)
Net cash used in investing activities	(157,331)	(7,296)
Cash flows from financing activities
Net proceeds from issuance of common stock	436,248	215,113
Repayment of liability on sale of future royalties	(2,450)	(690)
Payments on note payable	(187,221)	(200,391)
Net cash provided by financing activities	246,577	14,032
Effect of exchange rate changes on cash and cash equivalents and restricted cash	13,090	(39,227)
Net change in cash, cash equivalents and restricted cash	(5,368,207)	(6,845,453)
Cash, cash equivalents, and restricted cash, beginning of period	15,998,174	10,811,056
Cash, cash equivalents, and restricted cash, end of period	$10,629,967	$3,965,603
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$10,329,967	3,630,603
Restricted cash included in other non-current assets	300,000	335,000
Total cash, cash equivalents and restricted cash	$10,629,967	$3,965,603

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$—	$358,315
Finance right-of-use asset obtained in exchange for new finance lease liability	$2,841,027	$—
Prepaid rent reclassified to finance lease right-of-use asset	$458,850	$—
Finance lease payment due included in accounts payable	$458,850	$—
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
The Company’s primary operations have consisted of, and are expected to continue to consist primarily of, research and development activities to advance its product candidates through clinical development and regulatory approval. In March 2025, the Company announced that it was expanding its business strategy to include Section 503B compounding as a dual-path approach to bring certain of its proprietary formulations to market as soon as practicable while it continues to pursue FDA approval of its product candidates. The Company uses the term "Section 503B compounding" to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA, without patient-specific prescriptions in accordance with Section 503B of the FDCA.
The Company's portfolio of product candidates includes drug and drug/device product candidates and potential product candidates in various stages of development.
The first U.S. Food and Drug Administration (FDA)-approved product to emerge from the Company's portfolio is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO. In 2022, the Company licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO to an affiliate of Organon & Co., Organon International GmbH, or Organon. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023 and, in January 2024, Organon announced that XACIATO was available nationwide. In April 2024, the Company sold its rights to all royalty and potential milestone payments based on net sales of XACIATO under its agreement with Organon, net of its obligations to certain third parties, to XOMA (US) LLC, or XOMA, until XOMA receives a specified return on its investment, after which the Company will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.
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
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 10-K.

Going Concern
The Company prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of losses from operations, net losses and negative cash flows from operations, and expects significant losses from operations and negative cash flows from operations until such time that it generates revenue to cover its operating expenses that results in net income. Because the Company is in the early stages of executing against its expanded business strategy announced in March 2025 (see Note 1. Organization and Description of Business), it is not possible to predict when this will occur and there could be significant losses from operations and negative cash flows from operations for the next several years. These circumstances and those described below raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.
As of March 31, 2025, the Company had an accumulated deficit of approximately $179.7 million, unrestricted cash and cash equivalents of approximately $10.3 million, and a working capital deficit of approximately $9.4 million. The Company's unrestricted cash and cash equivalents at March 31, 2025 represented funds received under grant agreements that generally may be applied solely toward direct costs for carrying out the respective projects under those grant agreements. See Note 10, Grant Awards. For the three months ended March 31, 2025, the Company incurred a net loss of approximately $4.4 million and had negative cash flow from operations of approximately $5.5 million.
Based on the Company's current operating plan estimates, the Company does not have sufficient cash to satisfy its working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The Company will need to raise substantial additional capital to continue to fund its operations and to successfully execute its current strategy. The Company is in ongoing discussions with potential third-party sources of additional capital, and the Company will continue to evaluate and may pursue a variety of capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements. However, the Company's ability to raise additional capital will depend on a variety of factors, many aspects of which are not entirely within its control, and there can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to the Company and its stockholders. In addition, the delisting of the Company's common stock from Nasdaq could substantially impair its ability to raise capital.
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
Segment Information
Operating segments are defined as components of an enterprise about which discrete financial information is available for evaluation the Chief Operating Decision Maker, or CODM, or decision-making group in making decisions on how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, or CEO. The CEO views the Company's operations and manages its business as one reportable and operating segment, Women's Health. See Note 12, "Segment Information," for additional information.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2024 10-K. Since the date on which the 2024 10-K was filed with the U.S. Securities and Exchange Commission, or the SEC, there have been no material changes to the Company’s significant accounting policies. Selected significant account policies are discussed in further detail below:
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of March 31, 2025, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's condensed consolidated balance sheet.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2025 and December 31, 2024. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of March 31, 2025 or December 31, 2024.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2025
Current assets:
Cash equivalents (1)	$9,945,546	$—	$—	$9,945,546
Balance at December 31, 2024
Current assets:
Cash equivalents (1)	$15,283,784	$—	$—	$15,283,784
(1) Represents cash held in money market funds.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense captions. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09 on its consolidated financial statements.
The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. As of March 31, 2025, the Company has received a total of $12.8 million in non-refundable payments, all of which have been recorded as license fee revenue in historical periods.

Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of a $1.0 million payment in connection with the license agreement amendment and a $1.8 million milestone payment, both of which occurred in 2023, the transaction price was $12.8 million as of March 31, 2025.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of March 31, 2025, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.
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
Strategic Agreements for Pipeline Development
Theramex Co-Development and Licensing Agreement
In February 2025, the Company entered into a co-development and licensing agreement with Theramex for a potential first-in-category biodegradable contraceptive implant called Casea S recently acquired by Theramex. Under the agreement, the Company received a royalty-free, exclusive, fully paid up, sublicensable license to the U.S. patents Theramex recently acquired for Casea S, in exchange for 50% of the purchase price Theramex paid for Casea S. The license fee paid by the Company during the three months ended March 31, 2025 was recorded as research and development expense. Given that the product is in an ongoing Phase 1 study that is funded by a grant, there are no development costs for the Company or Theramex at this time. If the Company determines that the results from the study are positive, it would be responsible for conducting a Phase II study in the U.S., and funding for such study and for a future Phase III study in the U.S. will be shared by the Company and Theramex on terms to be agreed upon by the parties, taking into account the size of the opportunity for Casea S in the respective markets.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2025, no payments had been made under the Douglas agreement.
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

Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2025, no payments have been made under this agreement.
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
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement, the Company’s board of directors elected to pay a portion of these milestone payments in shares of the Company’s common stock, and in September 2021, the Company issued approximately 58,334 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. As of March 31, 2025, no additional payments have been made under this agreement.
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

Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of March 31, 2025.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of March 31, 2025, no payments have been made under this agreement.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of March 31, 2025; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.

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
SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of December 31, 2024, $1.0 million became due under this agreement and was subsequently paid in February 2025.
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
If the Company sublicenses its rights under the agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by the Company during the royalty term; provided, however, that for sublicense revenue the Company receives prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue. As of March 31, 2025, only the $1.2 million in aggregate milestone payments noted above have been made.

4.    STOCKHOLDERS’ EQUITY
Equity Line
On October 21, 2024, the Company entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million of shares of the Company’s common stock. Sales of such shares by the Company, if any, are subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on November 27, 2024, which is referred to as the "Commencement Date."
From time to time after the Commencement Date, at the Company’s sole discretion, on any business day selected by the Company on which the closing sale price of the Company’s common stock is not below $0.50 per share, the Company may direct Lincoln Park to purchase up to 30,000 shares of the Company’s common stock (or up to 35,000 and 40,000 shares if the closing sale price of the Company’s common stock on the day on which the Company initiates a purchase is not below $5.00 or $7.50, respectively, subject to customary adjustments for stock splits and similar transactions) at a purchase price equal to the lower of (i) the lowest sale price of the Company’s common stock on the business day on which the Company initiates the purchase and (ii) the average of the three lowest closing sale prices of the Company’s common stock during the 10-business day period immediately preceding the business day on which the Company initiates the purchase. However, Lincoln Park’s maximum commitment in any single purchase may not exceed $500,000. In addition, the Company may also direct Lincoln Park to purchase other amounts of common stock as accelerated purchases and as additional accelerated purchases, subject to limits specified in the purchase agreement, at a purchase price per share calculated as specified in the purchase agreement, but in no case lower than the minimum price per share the Company stipulates in its notice to Lincoln Park initiating these purchases.
In addition, under applicable Nasdaq rules, the Company may not issue or sell to Lincoln Park under the purchase agreement more than 1,711,172 shares of the Company’s common stock, which is referred to as the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the purchase agreement equals or exceeds $3.59 per share (which represents the lower of (A) the official closing price per share of the Company’s common stock on Nasdaq immediately preceding the signing of the purchase agreement and (B) the average official closing price of the Company’s common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the purchase agreement). The Company may also not sell shares to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 4.99% of the Company’s then outstanding shares of common stock, which limitation is referred to as the beneficial ownership cap. Lincoln Park, upon written notice to the Company, may increase the beneficial ownership cap to up to 9.99%. Any increase in the beneficial ownership cap will not be effective until the 61st day after such written notice is delivered to the Company.
In connection with entering into the purchase agreement, the Company issued 137,614 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder. During the three months ended March 31, 2025, the Company sold 150,000 shares of common stock under this agreement for net proceeds of approximately $0.4 million.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate the sales agreement with respect to Cantor. During the three months ended March 31, 2025 and 2024, the Company sold 0 and 50,664 shares of common stock under this agreement, respectively.

Common Stock Warrants
December 2023 Warrant
In connection with the royalty interest financing agreement the Company entered into in December 2023 (see Note 7), the Company issued a warrant to purchase up to an aggregate of 422,805 shares of the Company's common stock. The warrant has a term of five years from the date of issuance and an exercise price of $4.10 per share, subject to customary adjustment for stock splits and similar transactions. The holder (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrant includes certain rights in favor of the holder upon a “fundamental transaction” as described in the warrant, including the right of the holder to receive from the Company or the successor entity the number of shares of common stock of the Company or the successor entity that would have been issuable upon exercise of the warrant immediately prior to such transaction and any additional consideration receivable as a result of such transaction by the Company's stockholders, without regard to any limitation on the exercise of the warrant. The warrant may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the warrant, then in lieu of paying the exercise price in cash, the holder may elect to exercise on a cashless basis. The warrant was deemed to be an equity classified warrant and recorded as additional paid in capital. As of March 31, 2025, no portion of the warrant had been exercised.
September 2023 Warrants
In connection with a registered direct offering completed in September 2023, the Company issued warrants to purchase up to an aggregate of 845,225 shares of the Company's common stock. The warrants became exercisable on March 1, 2024, expire March 1, 2029 and have an exercise price of $9.11 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrants include certain rights in favor of the holders upon a “fundamental transaction” as described in the warrants, including the right of the holders to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrants on the date of the consummation of such fundamental transaction. As of March 31, 2025, none of the warrants have been exercised.
Summary of Warrant Activity
A summary of warrant activity during the three months ended March 31, 2025 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2024,	1,268,572	$7.49	4.10	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable March 31, 2025,	1,268,572	$7.49	3.85	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. In June 2024, the Company's board of directors suspended the ESPP. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2025 or March 31, 2024.

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
As of March 31, 2025, the number of shares of common stock authorized for issuance under the 2022 Plan was 1,349,085, which is the sum of:
(a)230,075 shares available for awards that may be granted under the 2022 Plan, plus
(b)725,443 shares underlying awards granted under the 2022 Plan, plus
(c)393,567 shares underlying awards granted under the Amended 2014 Plan, which if they expire, terminate or are otherwise forfeited will become available for issuance under the 2022 Plan.
Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the three months ended March 31, 2025. The exercise price of all options granted during the three months ended March 31, 2025 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2025, unamortized stock-based compensation expense of approximately $2.5 million will be amortized over a weighted average period of 1.27 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of March 31, 2025 was 230,075.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	883,334	$14.58
Granted	293,550	3.27
Exercised	—
Cancelled/forfeited	(765)	3.18
Expired	(57,109)	17.92
Outstanding at March 31, 2025	1,119,010	$11.45
Exercisable at March 31, 2025	579,484	$16.42

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $2.51 and $4.19, respectively.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$167,058	$206,602
General and administrative	$210,299	$421,098
Total	$377,357	$627,700
6.     LEASED PROPERTIES
Finance Lease - Clean Room Space
On July 24, 2024, the Company entered into a scope of work (the "SOW") with an unrelated third party for a controlled clean room space in Burlington, Massachusetts. The SOW became effective upon the execution of an associated License and Services Agreement (the "LSA") which governs the SOW. On February 25, 2025, the parties entered into a termination agreement related to the original LSA and SOW and concurrently entered into a revised LSA and revised SOW, collectively, the Clean Room Agreement, primarily to clarify the location of the clean room subject to the arrangement. The term of the Clean Room Agreement is 22 months and commenced on March 1, 2025. Fixed payments are due at the beginning of each calendar quarter and variable amounts related to support services are due monthly based on services provided during the preceding month. Upon execution of the SOW, the Company made a prepayment of approximately $459,000. The Clean Room Agreement may be renewed each year and if renewed, the fixed payment amount may increase yearly by up to 5%.
The Company determined that the Clean Room Agreement is a finance lease. On the commencement date, the Company recorded an initial finance lease right-of-use asset and related lease liability of approximately $3.3 million and $2.8 million, respectively. Included in the $3.3 million finance right-of-use asset is the $459,000 prepayment which was reclassified to the finance lease right-of-use asset on the commencement date. The lease does not provide an implicit rate and therefore the Company used its incremental borrowing rate as the discount rate when measuring the finance lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company used an incremental borrowing rate consisting of the current prime rate plus 200 basis points for its finance lease.
Operating Leases - General Office Space
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced on July 1, 2018. In February 2022, the Company entered into an amendment to extend the term of the lease through August 31, 2024. On March 8, 2024, the Company entered into another amendment to extend the term of the lease for three years such that the term now expires on October 31, 2027, and which resulted in additional operating lease liabilities and ROU assets of approximately $0.4 million in March 2024.
MBI, a wholly-owned subsidiary the Company acquired in November 2019, leases general office and laboratory space in Lexington, Massachusetts. The lease commenced on November 1, 2023 for a term of three years, expiring on December 31, 2026.
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
Aggregate Lease Information
The components of lease cost recorded in our condensed consolidated statements of operations were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	$197,000	$200,000
Finance lease cost
Amortization of finance lease	150,000	—
Interest on finance lease liability	19,000	—
Total lease cost	$366,000	$200,000
Maturities of our finance and operating lease liabilities as of March 31, 2025 were as follows:

Year	Operating Leases	Finance Lease	Total
2025 (remaining)	$495,000	$921,000	$1,416,000
2026	680,000	1,658,000	2,338,000
2027	130,000	—	130,000
Total lease payments	1,305,000	2,579,000	3,884,000
Less: amount representing interest	(133,000)	(178,000)	(311,000)
Present value of lease liabilities	$1,172,000	$2,401,000	$3,573,000
The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	As of March 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	2.25	3.17
Finance lease	1.75	—
Weighted-average discount rate
Operating leases	10.5%	10.5%
Finance lease	9.5%	—%
Supplemental cash flow information related to our leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$164,000	$159,000
Operating cash flows from finance lease	$19,000	$—

7.    ROYALTY INTEREST FINANCING
On December 21, 2023, the Company entered into a royalty interest financing agreement, or the Royalty Interest Agreement, with United in Endeavour, LLC, or UiE, under which UiE acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from UiE when the parties entered into the Royalty Interest Agreement (the "Initial Investment"), and between January 1, 2024 and December 31, 2026, the Company may, in its sole discretion, but subject to XOMA's prior written consent (see Note 8, Royalty Purchase Agreements), elect to receive three additional payments (each a "Supplemental Investment") from UiE of up to an aggregate of $7.0 million, for a total of up to $12.0 million.
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
The Company evaluated the terms of the Royalty Interest Agreement and concluded that the features of the Royalty Interest Agreement were similar to those of a debt instrument. As a result, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the Initial Investment as a liability related to the sale of future royalties (“Royalty Obligation”) which will be amortized under the effective interest method over the estimated term of the Royalty Interest Agreement. If the Company elects to receive additional Supplemental Investments, such additional Supplemental Investments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining term of the Royalty Interest Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue in the consolidated statements of operations as a reduction to the debt balance.
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

Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,805 shares of the Company’s common stock (see Note 4). In addition, for every $1,000,000 of Supplemental Investment, the Company will issue to UiE a warrant to purchase 84,561 shares of common stock, for an aggregate of warrants to purchase up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”).
The Royalty Interest Agreement Warrants were deemed to be equity classified warrants and recorded as additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 8) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

March 31, 2025
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(4,639)
Non-cash interest expense and interest payable associated with the sale of future royalties	948,497
Liability related to the sale of future royalties	$4,833,245
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
The $22.0 million the Company received from XOMA, less transaction costs of approximately $1.6 million, was allocated to the XACIATO RPA and recorded as other income on the Company's consolidated statement of operations and comprehensive loss in the second quarter of 2024. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Sale of Future Payments, to our consolidated financial statements contained in our 2024 10-K.
9.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In July 2024, the Company obtained financing for certain director and officer and other insurance premiums. The total premiums, taxes and fees financed was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreement and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. The Company made monthly installment payments on the financed amount through April 20, 2025. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's condensed consolidated balance sheets. As of March 31, 2025, the Company's remaining obligation under the agreement was approximately $62,000.

CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 is being conducted within NICHD’s Contraceptive Clinical Trials Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. The Company made aggregate payments of $5.5 million to NICHD, $0.5 million of which was paid in July 2024 and $5.0 million of which was paid in prior years. The Company had no remaining obligation under the CRADA at March 31, 2025.
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
Related-Party Agreement
In January 2024, the Company entered into a consulting agreement with its former Chief Financial Officer to assist in transition matters subsequent to her retirement. Pursuant to the agreement, for a nine month period commencing on January 26, 2024, the Company paid its former Chief Financial Officer $31,667 per month and reimbursed her up to $500 per month for her health insurance premiums.

10.    GRANT AWARDS
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
The Company receives funding in advance and tracks and reports eligible expenses incurred to the federal agency. The Company is required to apply the funds it receives solely toward direct costs for the funded project, other than approximately 22% of such funds, which it may apply toward general overhead and administrative expenses that support the entire operations of the Company. Funds received that have not been spent are recorded as cash and cash equivalents and as a deferred grant funding liability in the Company’s condensed consolidated balance sheets. The deferred grant funding liability also includes grant funds spent but not yet expensed in accordance with GAAP. The Company must track expenses incurred under the award and submit a detailed accounting of such expenses. Through March 31, 2025, the Company has received payments totaling $2.5 million under this award. The Company recorded credits to research and development expense of approximately $0.6 million for costs related to this award for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company recorded approximately $1.5 million and $0.6 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
NICHD and NIH Non-Dilutive Grant Funding

The Company has received notices of awards and non-dilutive grant funding from NICHD and the National Institutes of Health, or NIH, to support the development of several of its product candidates. NICHD and the NIH issue notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period.
DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for the subsequent project year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID. The Company recorded credits to research and development expense of approximately $31,000 for costs related to this award during the three months ended March 31, 2025. The Company recorded a receivable of approximately $16,000 and $0 at March 31, 2025 and December 31, 2024, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.
DARE-PTB1
In December 2023, the Company received a notice of award from NICHD of approximately $2.0 million to support the development of DARE-PTB1. The award is to be used to support what is referred to as the "Phase II" segment of the project outlined in the Company's grant application. The Company recorded credits to research and development expense for costs related to this award of approximately $169,000 and $112,000 during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, the Company recorded a receivable of approximately $57,000 and $45,000, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.

DARE-PTB2
In July 2023, the Company received a notice of award from NICHD of approximately $0.4 million to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds will support activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida, which are to occur over a 12-month period. The Company received aggregate reimbursements under this award of approximately $0.4 million during the grant period, which ended in July 2024. No further funds are available under this award.
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
The Company recorded credits to research and development expense of approximately $0.8 million for costs related to this award for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company has recorded approximately $4.4 million and $5.2 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024. The Company recorded credits to research and development expense of approximately $0 and $133,000 for costs related to this award for the three months ended March 31, 2025 and 2024, respectively. The grant period ended in November 2024. No further funds are available under this award.

2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to approximately $49.0 million to support the development of DARE-LARC1. The agreement supports technology development and preclinical activities over the period of June 30, 2021 to November 1, 2026, to advance DARE-LARC1 through nonclinical proof of principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans.
As of March 31, 2025, the Company has received a cumulative total of approximately $31.8 million in non-dilutive funding under the agreement, including $3.5 million during 2024. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $1.5 million and $2.3 million for costs related to this award for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company has recorded approximately $9.2 million and $10.8 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
2022 DARE-LBT Grant Agreement
In November 2022, the Company entered into an agreement with the Foundation under which the Company was awarded $585,000 to support the development of DARE-LBT over the period of November 11, 2022 to February 29, 2024. The Company received the full amount of the award in November 2022. The Company recorded credits to research and development expense of approximately $235,000 for costs related to this award for the three months ended 2024. The Company had no remaining deferred grant funding liability related to this award as of December 31, 2024.
11.    NET LOSS PER SHARE
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
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2025	2024
Stock options	1,119,010	989,726
Warrants	1,268,572	1,268,572
Total	2,387,582	2,258,298

12.    SEGMENT INFORMATION
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

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Revenue:
Royalty revenue	$25,427	$9,302
Total revenue	25,427	9,302
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene	1,495,727	2,183,873
Sildenafil Cream, 3.6%	211,389	460,107
Other advanced clinical stage programs	490,562	446,671
Phase 1 and Phase 1-ready clinical stage programs	496,747	229,550
Preclinical stage programs	1,098,738	1,371,708
Other development programs	—	12,794
Contra-R&D expenses	(2,618,373)	(2,652,715)
Total research and development direct program costs	1,174,790	2,051,988
Indirect costs:
Personnel-related (including stock compensation)	1,492,248	1,482,597
Other indirect costs	78,735	78,199
Contra R&D expenses	(448,392)	(259,264)
Total research and development indirect costs	1,122,591	1,301,532
General and administrative	2,309,164	2,670,581
Other operating expenses	—	7,674
Total segment operating expenses	4,606,545	6,031,775
Loss from operations	(4,581,118)	(6,022,473)
Interest expense	134,050	209,138
Interest income	(156,621)	(88,133)
Other income (expense), net	180,240	(611,878)
Net loss	$(4,378,307)	$(6,755,356)

13.    SUBSEQUENT EVENTS
Nasdaq Listing
The Company has not been in compliance with the requirement in Nasdaq Listing Rule 5550(b) for continued listing on The Nasdaq Capital Market since August 2024. On March 25, 2025, the Company presented its multi-step plan for regaining compliance to the Nasdaq Hearing Panel, or the Panel. On April 9, 2025, the Company received a letter from Nasdaq informing it that the Panel determined to grant its request for an extension until August 12, 2025 to demonstrate compliance with Nasdaq Listing Rule 5550(b) by demonstrating compliance with either Nasdaq Listing Rule 5550(b)(1) or 5550(b)(2). Nasdaq Listing Rule 5550(b)(1) requires a company to maintain stockholders’ equity of at least $2.5 million (the "Stockholders’ Equity Rule"), and Nasdaq Listing Rule 5550(b)(2) requires a company to maintain a minimum market value of listed securities of $35.0 million (the “Minimum MVLS Rule”). A company will satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b) if it meets either the Stockholders’ Equity Rule or the Minimum MVLS Rule. On April 29, 2025, the Company submitted a modified multi-step plan for regaining compliance to the Panel (the “Plan”), which the Panel approved. The Company's Plan includes, among other things, increasing its stockholders’ equity by May 31, 2025 and increasing it further by July 15, 2025. The Panel’s determination to grant the Company's request for an extension is subject to certain conditions, including, among others, that the Company make progress in executing against its Plan by the dates specified in its Plan and that on or before August 12, 2025 (a) the Company publicly discloses transactions it undertook to increase its stockholders’ equity and provide an indication of its stockholders’ equity following such transactions, and (b) the Company provide the Panel with an update on its fundraising plans and income projections for the next 12 months. The Company intends to publicly disclose or provide, as the case may be, the information required by the Panel’s determination within the timeframe required thereby. While the Company is actively pursuing a range of initiatives aimed at executing against its Plan, no assurances can be given that it will be successful in doing so or that the Company will satisfy either the Stockholders’ Equity Rule or the Minimum MVLS Rule by August 12, 2025. If the Company fails to execute on its Plan to the Panel’s satisfaction and remains non-compliant with Nasdaq’s continued listing requirements, the Panel may take action to delist the Company's common stock before August 12, 2025, even though the Panel granted the Company conditional continued listing until August 12, 2025. As is customary, the Panel also reserved the right to reconsider the terms of the extension it granted based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our common stock inadvisable or unwarranted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2024 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Business Overview
We are a biopharmaceutical company driven by a mission to challenge the status quo, making women's health a priority. We exist to accelerate innovation in women’s health and we believe that innovation does not have to start from scratch. With growing awareness around menopause, sexual health, and vaginal health, the conversation is shifting, but access to real, evidence-based solutions still lags behind. We continuously hear from healthcare providers, researchers, and women themselves about the urgent need for access to evidence-based treatment options. Our goal is to fulfill that need by bringing to market as soon as practicable innovative evidence-based treatment solutions that address decades of unmet needs in women’s health and enhance outcomes and convenience, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause - areas in women's health that we believe represent compelling and meaningful market opportunities. We have assembled our diverse portfolio of assets through acquisitions, exclusive in-licenses, and other collaborations. The solutions we aim to bring to market will primarily be available only with a physician’s prescription – either as an FDA-approved product or as a compounded drug under Section 503B of the FDCA, or Section 503B. We are also aiming to bring to market consumer health products that can be obtained without a physician’s prescription.
As discussed below, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. Our business is subject to a number of risks common to biopharmaceutical companies (see ITEM 1A. RISK FACTORS in Part I of our 2024 10-K) and the process of developing and obtaining regulatory approvals for prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success.

Product Candidates
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study, and will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed and sold. The most advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study, whose U.S. commercial rights are under a license agreement with Bayer HealthCare LLC, or Bayer; Sildenafil Cream, 3.6%, or Sildenafil Cream, a novel cream formulation of sildenafil, the active ingredient in Viagra®, for the treatment of female sexual arousal disorder, or FSAD; and DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes. See ITEM 1. "BUSINESS," in Part I of our 2024 10-K and “—Recent Events—Product Candidate Updates,” below, for additional information regarding our product candidates.
Section 503B Compounding
Because we believe women should not have to wait for needed medical treatment solutions, in March 2025 we announced that we were expanding our business strategy to include Section 503B compounding as a dual-path approach to bring certain of our proprietary formulations to market as soon as practicable while we continue to pursue FDA approval of our product candidates. Bringing our proprietary formulations to market via Section 503B compounding will not impact the regulatory process or commercial opportunity for an FDA-approved product. Rather, if successful, Section 503B compounding will be a source of revenue from existing assets that is non-dilutive to our stockholders.
In assessing which of our proprietary formulations are candidates for Section 503B compounding, in addition to the drug substance(s) being on the FDA’s interim Category 1 list of bulk drug substances, we take into account whether we believe the formulation is ready for cGMP manufacturing at scale to meet potential demand and that the data from nonclinical and clinical studies of the formulation to date will be compelling to healthcare providers.
To successfully bring our proprietary formulations to market under Section 503B, among other things, we will need to successfully identify and enter into arrangements with one or more 503B-registered outsourcing facilities. We also intend to enter into arrangements with telehealth platforms and other third parties with marketing, sales or distribution capabilities in the Section 503B market. We intend to focus our resources on provider-to-provider education about disease state and our proprietary formulations, leveraging online resources, including web-based ordering platforms and collaborations with telehealth platforms and other third parties. We do not plan to establish marketing, sales or distribution capabilities in order to bring our proprietary formulations to market under Section 503B.
When we use the term “Section 503B compounding” we refer to the production and supply of compounded drugs by Section 503B-registered outsourcing facilities without patient-specific prescriptions in accordance with Section 503B.
XACIATO™
The first FDA-approved product to emerge from our portfolio is XACIATO™ (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). We achieved FDA approval of XACIATO three years after acquiring rights to the program. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In 2022, we licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO to an affiliate of Organon & Co., Organon International GmbH, or Organon. Organon commenced U.S. marketing of XACIATO in the fourth quarter of 2023 and, in January 2024, Organon announced that XACIATO was available nationwide. In April 2024, we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon, net of our obligations to certain third parties, to XOMA (US) LLC, or XOMA, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon. See Note 3 “Strategic Agreements” and Note 8 “Royalty Purchase Agreements” to the accompanying condensed consolidated financial statements for information regarding our exclusive license agreement with Organon and our royalty purchase agreement with XOMA, respectively.

Recent Events
Product Candidate Updates
Ovaprene®
Enrollment is ongoing in our pivotal Phase 3 multi-center, single arm, non-comparative clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The Phase 3 study is being conducted, in part, under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services (HHS), as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development's (NICHD), part of the U.S. National Institutes of Health (NIH), and within the Contraceptive Clinical Trials Network (CCTN). Recent initiatives of the current U.S. presidential administration have negatively impacted the Phase 3 study and NICHD’s ability to carry out its responsibilities under the CRADA, and the future NICHD budget for the CRADA remains uncertain. In particular, the NICHD process to enter into contract modifications with the CCTN sites participating in the study in the same manner as it would ordinarily do to provide additional funding to those sites has been impacted. As a result, to help ensure the CCTN sites remain active for continued follow-up with existing study participants, we and NICHD agreed to pause recruitment of new participants at the CCTN sites, and we do not anticipate that they will resume enrolling new participants. Currently, there are nine CCTN sites following enrolled participants in the study. However, recruitment is proceeding at the five study sites outside of the CCTN that we contracted directly with and initiated in the first quarter of 2025 with grant funding we received in November 2024, and to date, we have been pleased with the pace of enrollment at those sites. We are evaluating whether to contract directly with up to three additional study sites or aim to complete enrollment in the study with the five new study sites. At this time, due to the foregoing, we cannot reasonably predict the enrollment rate for the remainder of the study or an estimated time for completion of enrollment. However, we continue to anticipate there will be sufficient data on Ovaprene use in the study by the end of the second quarter of 2025 to reach the designated check point for review of interim data by the study’s data safety monitoring board, or DSMB, an independent group of experts which evaluates the safety and integrity of the study. The DSMB meeting is scheduled for July 2025.
Sildenafil Cream, 3.6%
We continue to prepare to advance Sildenafil Cream into the first of two anticipated Phase 3 clinical studies to support a new drug application to the FDA for the indication of treatment of female sexual arousal disorder (FSAD) in premenopausal women utilizing the 505(b)(2) regulatory pathway. For additional information regarding our Sildenafil Cream program, see ITEM 1. "BUSINESS," in Part I of our 2024 10-K. In April 2025, we received additional input and information requests from the FDA regarding our patient reported outcomes (PRO) psychometrics for the Phase 3 study. The PRO psychometrics analysis has bearing on efficacy endpoint selection and the statistical analysis plan for the Phase 3 study. We previously submitted information to the FDA in response and we are targeting submission of additional requested information, along with the protocol and statistical analysis plan for the Phase 3 study to the FDA by the end of the second quarter of 2025. We are targeting 2025 for commencement of the Phase 3 study, pending review of any additional feedback from the FDA in response to our submissions. However, we do not plan to conduct the Phase 3 study until after we secure additional capital.
Other Development Programs
We continue to work on the development of our other clinical and preclinical-stage programs, including conducting activities necessary to enable submission of an investigational new drug, or IND, application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1, activities in preparation for a Phase 2 randomized, double-blinded, placebo-controlled, dose-finding clinical study of DARE-VVA1 based on our FDA-cleared IND relating to DARE-VVA1 and the anticipated study, and activities necessary to enables submission of an IND application to the FDA for a Phase 2 clinical study of DARE-HPV in the United States. We do not plan to commence the Phase 3 study of DARE-HRT1 or a Phase 2 study of DARE-VVA1 until after we secure additional capital.

Section 503B Business Strategy Update
Sildenafil Cream
As announced in March 2025, we are taking action to bring our proprietary Sildenafil Cream formulation to market under Section 503B. We are targeting to have our proprietary Sildenafil Cream formulation available, and we expect to begin recording revenue from sales thereof, in the fourth quarter of 2025, however, we do not expect the amount of such revenue, if any, to be material during 2025. We anticipate needing to invest no more than $1.0 million to support a 503B-registered outsourcing facility with technology-transfer activities specific to our Sildenafil Cream formulation, activate an awareness campaign, and facilitate access to our proprietary Sildenafil Cream formulation as an option for providers and women.
DARE-HRT1
We are also taking action to bring DARE-HRT1 to market under 503B. We are targeting to have DARE-HRT1 available, and we expect to begin recording revenue from sales thereof, by the end of 2026, however, we do not expect the amount of such revenue, if any, to be material during 2026. There are no FDA approved products that provide estradiol and progesterone together in a non-oral monthly form.
Consumer Health Products
We are also working to bring to market consumer health products. We have sourced vaginal probiotics from Europe that we aim to make available initially via a strategic partnership, and we expect to begin recording revenue from sales thereof, in the fourth quarter of 2025, however we do not expect the amount of such revenue, if any, to be material during 2025.
When we use the term "consumer health products," we refer to consumer health products that can be obtained without a physician's prescription, unless the context otherwise requires.
Similar to our plans with respect to our Section 503B business strategy, we do not plan to establish marketing, sales or distribution capabilities in order to bring our proprietary formulations to market as consumer health products, but rather we plan to identify and enter into strategic agreements and collaborations with telehealth platforms and other third parties with marketing, sales or distribution capabilities in the consumer health products market.

Nasdaq Listing
We have not been in compliance with the requirement in Nasdaq Listing Rule 5550(b) for continued listing on The Nasdaq Capital Market since August 2024. On March 25, 2025, we presented our multi-step plan for regaining compliance to the Nasdaq Hearing Panel, or the Panel. On April 9, 2025, we received a letter from Nasdaq informing us that the Panel determined to grant our request for an extension until August 12, 2025 to demonstrate compliance with Nasdaq Listing Rule 5550(b) by demonstrating compliance with either Nasdaq Listing Rule 5550(b)(1) or 5550(b)(2). Nasdaq Listing Rule 5550(b)(1) requires a company to maintain stockholders’ equity of at least $2.5 million, which we refer to as the Stockholders’ Equity Rule, and Nasdaq Listing Rule 5550(b)(2) requires a company to maintain a minimum market value of listed securities of $35.0 million, which we refer to as the Minimum MVLS Rule. A company will satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b) if it meets either the Stockholders’ Equity Rule or the Minimum MVLS Rule. On April 29, 2025, we submitted a modified multi-step plan for regaining compliance to the Panel (our “Plan”), which the Panel approved. Our Plan includes, among other things, increasing our stockholders’ equity by May 31, 2025 and increasing it further by July 15, 2025. The Panel’s determination to grant our request for an extension is subject to certain conditions, including, among others, that we make progress in executing against our Plan by the dates specified in our Plan and that on or before August 12, 2025 (a) we publicly disclose transactions we undertook to increase our stockholders’ equity and provide an indication of our stockholders’ equity following such transactions, and (b) we provide the Panel with an update on our fundraising plans and income projections for the next 12 months. We intend to publicly disclose or provide, as the case may be, the information required by the Panel’s determination within the timeframe required thereby. While we are actively pursuing a range of initiatives aimed at executing against our Plan, no assurances can be given that we will be successful in doing so or that we will satisfy either the Stockholders’ Equity Rule or the Minimum MVLS Rule by August 12, 2025. If we fail to execute on our Plan to the Panel’s satisfaction and remain non-compliant with Nasdaq’s continued listing requirements, the Panel may take action to delist our common stock before August 12, 2025, even though the Panel granted us conditional continued listing until August 12, 2025. As is customary, the Panel also reserved the right to reconsider the terms of the extension it granted based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our common stock inadvisable or unwarranted. See the risk factor titled, If we fail to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, in Item 1A of Part II of this report.

Macroeconomic, Political, and Regulatory Uncertainty
Our business, financial condition, operating results, and our ability to raise additional capital may be adversely affected by evolving U.S. and global economic, political, and regulatory developments and conditions, such as inflation, trade disruptions and restrictive measures, including tariffs, high interest rates, slowed economic growth or recession, volatility in financial markets, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Unstable and unfavorable market and economic conditions may make it more difficult, more costly, and more dilutive to our stockholders to raise additional capital to fund our operations and execute against our business strategy, as well as adversely impact market demand for the women’s health solutions we make available under our expanded business strategy announced in March 2025. Further, the service providers, manufacturers, vendors, and collaborators on which we rely to execute against our business strategy may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.

There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in significant reductions in staffing levels at the FDA and NIH and could impact the agencies’ ability to retain remaining key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. With respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff, slow review times for applications we submit to commence clinical studies and obtain requisite regulatory approvals in the future, and consequently, negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, our business strategy has included seeking non-dilutive sources of funding and collaborations to support product development, and we have benefited significantly from federal government funding through grants and other agreements in support of several of our development programs, including Ovaprene and DARE-HPV. See above under “Recent Events,” Note 10 “Grant Awards” to the accompanying condensed consolidated financial statements, and our 2024 10-K for additional information. The U.S. presidential administration has recently taken actions to freeze or terminate more than $1.0 billion in NIH grants and the future of the NIH’s budget and research funding is highly uncertain. Our business, financial condition and operating results may be significantly adversely affected if existing grants or other arrangements supporting our development programs are frozen or terminated or we are unable to secure additional grants or other federal government funding in the future. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes and that circumstances are rapidly evolving, including as a result of legal challenges to recent federal government actions, we are not able to reasonably predict the potential impact on our business at this time. We continue to monitor these evolving developments and conditions and their potential impacts of our business, financial condition, and results of operations, and will attempt to adjust our plans, as appropriate, to mitigate risks. For additional information, see the risk factors described in Part II, Item 1A, Risk Factors in this report and Part I, Item 1A. Risk Factors in our 2024 10-K.
Financial Overview
Revenue
Our revenue reflects payments earned under our license agreement with Organon to commercialize XACIATO. Pursuant to our traditional royalty purchase agreement with XOMA, from and after April 1, 2024, all of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO will be paid to XOMA, net of payments made under our exclusive license agreement with third-party licensors TriLogic Pharma, LLC and MilanaPharm LLC and under our royalty interest financing agreement with United in Endeavour, LLC, or UiE. Accordingly, from and after April 1, 2024, any revenue we recognize under our license agreement with Organon based on net sales of XACIATO will be payable to UiE and recognized as non-cash royalty revenue. For information regarding potential payments to upstream licensors, see Note 3 “Strategic Agreements” to the accompanying condensed consolidated financial statements. For information regarding our contractual obligations to XOMA and UiE, see Note 8 “Royalty Purchase Agreements” and Note 7 “Royalty Interest Financing,” respectively, to the accompanying condensed consolidated financial statements.
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
At any one time, we are working on multiple programs at various stages of development. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each development program on an ongoing basis based on our cash resources and in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments, and our ongoing assessments as to the commercial potential of each product candidate. Until we secure additional capital to fund our operating needs, we expect our research and development spend will be primarily on advancement of Ovaprene. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 and DARE-HPV programs, but we also expect such expenses will be supported by non-dilutive funding, with respect to DARE-LARC1, through at least 2026, and with respect to DARE-HPV, through October 2026. See Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements for additional information.
We generally track direct R&D costs on a specific basis and present direct costs for our key development programs on a program-by-program basis. We present direct costs for all other programs on a consolidated basis generally by stage of development. Specifically, we present consolidated direct costs for (a) such programs that are in (i) advanced clinical development (Phase 2-ready to Phase 3), (ii) Phase 1 clinical development or that we believe are Phase 1-ready, and (iii) preclinical stage, and (b) other development programs. We do not track indirect costs on a program-by-program basis because those costs generally are deployed across multiple development programs.
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

We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in the statements of operations as a reduction to R&D expenses (contra-R&D expense). For more information, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies–Grant Funding" to our consolidated financial statements contained in our 2024 10-K and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements. For the three months ended March 31, 2025 and 2024, we recognized contra-research and development expense of approximately $3.1 million and $2.9 million, respectively.
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
Royalty Expenses
Royalty expenses consist of product sales-based payments we owe to upstream licensors. For information regarding potential payments to upstream licensors, see Note 3 "Strategic Agreements" to the accompanying condensed consolidated financial statements.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, that we prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our accompanying condensed consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K. Since December 31, 2024, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Results of Operations
Comparison of Three Months Ended March 31, 2025 and 2024 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues:
Royalty revenue	$25,427	$9,302	$16,125	173%
Total revenue	25,427	9,302	16,125	173%
Operating expenses:
General and administrative	2,309,164	2,670,581	(361,417)	(14)%
Research and development	2,297,381	3,353,520	(1,056,139)	(31)%
Royalty expense	—	7,674	(7,674)	—%
Total operating expenses	4,606,545	6,031,775	(1,425,230)	(24)%
Loss from operations	(4,581,118)	(6,022,473)	1,441,355	(24)%
Other income (expense)	202,811	(732,883)	935,694	(128)%
Net loss	$(4,378,307)	$(6,755,356)	$2,377,049	(35)%
Other comprehensive loss:
Foreign currency translation adjustments	13,090	(39,227)	52,317	(133)%
Comprehensive loss	$(4,365,217)	$(6,794,583)	$2,429,366	(36)%

Revenues
Revenues for the three months ended March 31, 2025 and March 31, 2024 are related to our license agreement with Organon to commercialize XACIATO. From and after April 1, 2024, any revenue we recognize under such license agreement will be recognized as non-cash royalty revenue. See "—Financial Overview—Revenue," above for information.
General and administrative expenses
The decrease of approximately $0.4 million in general and administrative expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to decreases in (i) stock-based compensation expense of approximately $0.2 million, (ii) professional services expense of approximately $0.1 million, and (iii) personnel costs of approximately $0.1 million.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Direct program costs:
Ovaprene (1)	$1,495,727	$2,183,873	$(688,146)	(32)%
Sildenafil Cream, 3.6%	211,389	460,107	(248,718)	(54)%
Other advanced clinical stage programs	490,562	446,671	43,891	10%
Phase 1 and Phase 1-ready clinical stage programs (1)	496,747	229,550	267,197	116%
Preclinical stage programs (1)	1,098,738	1,371,708	(272,970)	(20)%
Other development programs	—	12,794	(12,794)	(100)%
Contra R&D expenses (2)	(2,618,373)	(2,652,715)	34,342	(1)%
Total direct program costs	1,174,790	2,051,988	(877,198)	(43)%
Indirect costs:
Personnel-related (including stock compensation)	1,492,248	1,482,597	9,651	1%
Outside services (including consulting)	19,287	2,878	16,409	570%
Facilities-related (including depreciation)	18,198	23,405	(5,207)	(22)%
Other indirect R&D costs	41,250	51,916	(10,666)	(21)%
Contra R&D expenses	(448,392)	(259,264)	(189,128)	73%
Total indirect R&D costs	1,122,591	1,301,532	(178,941)	(14)%
Total R&D expenses	$2,297,381	$3,353,520	$(1,056,139)	(31)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (2) below.
2.These contra R&D expenses were recognized as follows for the three months ended March 31, 2025 and 2024: (a) Ovaprene, $0.5 million, and $0, respectively; (b) other advanced clinical stage programs, $0.5 million and $0 respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.1 million and $0.2 million, respectively; and (d) preclinical stage programs, $1.6 million and $2.4 million, respectively.

The decrease of approximately $1.1 million in R&D expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to decreases in (i) manufacturing costs related to Ovaprene, (ii) costs related to development activities for Sildenafil Cream, and (iii) costs related to development activities for our preclinical stage programs. These decreases were partially offset by increases in costs related to our Phase 1 and Phase 1-ready clinical stage programs. Contra-R&D expenses for the three months ended March 31, 2025 and 2024 primarily offset direct program costs for DARE-LARC1, one of our preclinical stage programs.
Royalty expenses
Royalty expenses for the three months ended March 31, 2024 related to our license agreement with MilanaPharm and our royalty interest financing agreement with UiE.
Other income (expense)
The increase of $0.9 million in other income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a loss on the disposal of a fixed asset of $0.6 million recorded in the prior year period and the receipt in the current year of approximately $0.2 million of employee retention credits for applications filed during 2023.

Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
At March 31, 2025, our accumulated deficit was approximately $179.7 million, our cash and cash equivalents were approximately $10.3 million, and our working capital deficit was approximately $9.4 million. We will need additional capital to fund our operating needs into the third quarter of 2025 and to meet our current obligations as they become due. All of our cash and cash equivalents at March 31, 2025 represented funds received under grant agreements that generally may be applied solely toward direct costs of carrying out the respective projects under those grant agreements.
We prepared the accompanying condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. We have a history of losses from operations and expect significant losses from operations, net losses, and negative cash flows from operations until such time that we generate revenue to cover our operating expenses that results in net income. Because we are in the early stages of executing against our expanded business strategy announced in March 2025, it is not possible to predict when this will occur and there could be significant losses from operations and negative cash flows from operations for the next several years. Until such time that we generate revenue to cover our operating expenses that results in net income, we are dependent on securing substantial additional capital from one or more third-party sources to satisfy our working capital needs and other liquidity requirements over at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
We are in ongoing discussions with potential third-party sources of additional capital, and we will continue to evaluate and may pursue a variety of capital raising options, including sales of equity (including sales of our common stock under our equity line arrangement and in ATM offerings (see “—Capital Resources,” below)), debt financings, government or other grant funding, collaborations, structured financings, and strategic alliances or other similar types of arrangements. However, our ability to raise additional capital will depend on a variety of factors, many aspects of which are not entirely within our control, and there can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders. In addition, the delisting of our common stock from Nasdaq could substantially impair our ability to raise capital. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. See the risk factor titled, If we fail to regain and maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our common stock could be suspended and delisted, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, in Item 1A of Part II of this report, and the risk factors under “Risks Related to Our Financial Position and Capital Needs” in ITEM 1A. RISK FACTORS of our 2024 10-K.
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

A majority of our operating expenses during a fiscal year are R&D expenses. Our R&D expenses for the remainder of 2025, until we secure additional capital to fund our operating needs, will be primarily associated with our ongoing pivotal Phase 3 clinical study of Ovaprene. However, we plan to continue to advance preclinical development of DARE-LARC1, the costs of which are being supported by grant funding, and, with the support of funding under our October 2024 subaward agreement and the December 2024 NIAID grant award, to advance development of DARE-HPV toward a Phase 2 clinical study. Assuming we are able to raise the necessary capital to continue our operations, we anticipate our R&D expenses and our general and administrative expenses for 2025 will be similar to the amount of such expenses for 2024.
We expect our operating expenses for the foreseeable future to continue to be R&D expenses and general and administrative expenses consistent with the nature of such expenses described above under “Financial Overview.” Our future expenses could also include significant costs related to commercialization of our product candidates, if approved, depending on the type, nature and terms of commercial collaborations we establish, and in particular, if we determine to engage in commercialization activities directly as opposed to through a third-party collaborator. Our future capital requirements are difficult to predict because they will depend on many factors that are highly variable and difficult to predict, including, but not limited to, those discussed in the risk factor in Part I, Item 1A of our 2024 10-K titled, “Risks Related to Our Financial Position and Capital Needs.” We cannot accurately determine the duration and completion costs of our development programs, or if, when and to what extent we will generate revenue from any products we develop.
Capital Resources
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an ATM offering under which Stifel acts as our agent. We have not sold any shares of our common stock under this agreement in 2025. Shares of our common stock sold under the sales agreement will be offered and sold under our shelf registration statement on Form S-3 (File No. 333-278380), declared effective by the SEC on May 10, 2024, the base prospectus included therein and the prospectus supplement thereto dated May 10, 2024 relating to the offering of up to $18.1 million of shares of our common stock, and any subsequent prospectus supplement related to the offering of shares of our common stock under the sales agreement.
We have a purchase agreement with Lincoln Park under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on November 27, 2024. See Note 5 "Stockholders' Equity—Equity Line" to the accompanying condensed consolidated financial statements for additional information. We sold 150,000 shares of our common stock under this purchase agreement during the three months ended March 31, 2025 and received net proceeds of approximately $0.4 million.
As previously announced and discussed above, we are pursuing new business strategies to bring our proprietary formulations and consumer health products to market. We expect to begin recording revenue from sales thereof in the fourth quarter of 2025, however, we do not expect the amount of such revenue, if any, to be material during 2025.
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

Deferred Grant Funding
We have received substantial funding under grant agreements with the Foundation, and we generally receive funds under those agreements before we incur the eligible expenses. Under the terms of such grant agreements, the funds we receive may be applied solely toward direct costs of carrying out the respective projects under those grant agreements, other than approximately 10% of such funds, which may be applied toward general overhead and administration expenses that support our entire operations. Funds received that have not been spent are recorded both as cash and cash equivalents and as a deferred grant funding liability in our consolidated balance sheets. Funds received that have been spent but not yet expensed in accordance with GAAP are also recorded as part deferred grant funding liability in our consolidated balance sheets. As of March 31, 2025, our deferred grant funding liability was approximately $15.1 million, substantially all of which consisted of unspent funds for the DARE-LARC1 program and the Ovaprene Phase 3 clinical study. For more information about these grant agreements, see "—Contractual Obligations and Other Commitments—Grant Agreements" below, Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2024 10-K, and Note 10 "Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying condensed consolidated financial statements.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(5,470,543)	$(6,812,962)
Net cash used in investing activities	(157,331)	(7,296)
Net cash provided by financing activities	246,577	14,032
Effect of exchange rate changes on cash and cash equivalents	13,090	(39,227)
Net decrease in cash and cash equivalents	$(5,368,207)	$(6,845,453)
Net cash used in operating activities
Cash used in operating activities for the three months ended March 31, 2025 included the net loss of $4.4 million, decreased by non-cash stock-based compensation expense of approximately $0.4 million. Components providing operating cash were a decrease in prepaid expenses of approximately $0.7 million and decrease in other receivables of approximately $0.1 million. Components reducing operating cash were a decrease in deferred grant funding liability of approximately $1.4 million and a decrease in accrued expenses of approximately $1.1 million.
Cash used in operating activities for the three months ended March 31, 2024 included the net loss of $6.8 million, decreased by non-cash stock-based compensation expense of approximately $0.6 million. Components providing operating cash were a decrease in prepaid expenses of approximately $1.3 million, an increase in accounts payable of approximately $0.7 million, a decrease in deposits of approximately $0.4 million, and an increase in interest payable of approximately $0.1 million. Components reducing operating cash were a decrease in deferred grant funding liability of approximately $1.9 million, a decrease in accrued expenses of approximately $1.3 million, an increase in other receivables of approximately $0.4 million, an increase in other current assets of approximately $150,000, an increase in accounts receivable of approximately $68,000 and an increase in other non-current assets of approximately $55,000.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was related to purchases of property and equipment of approximately $0.2 million and $7,300, respectively.

Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2025 consisted primarily of net proceeds from the sales of our common stock under our purchase agreement with Lincoln Park of approximately $0.4 million partially offset by payments on the insurance financing note payable of approximately $0.2 million. Net cash provided by financing activities for the three months ended March 31, 2024 consisted primarily of proceeds from the sales of our common stock under our ATM sales agreement of approximately $0.2 million partially offset by payments on the insurance financing note payable of approximately $0.2 million.
Contractual Obligations and Other Commitments
License and Royalty Agreements
We have assembled our pipeline primarily through acquisitions, in-license agreements, and other collaborations. We agreed to make royalty and milestone payments, and in some cases annual license fee payments, under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream and under other agreements related to our other clinical and preclinical candidates. The amount and timing of most of these payments are difficult to predict because the timing of milestone payments for pre-commercial programs generally depends on the progress of and success in development of a particular program, which is subject to many risks and uncertainties as discussed elsewhere in this report and difficult to predict, and the timing and amount of royalty and milestone payments related to commercial products generally depends on their commercial success, which may, as it is with XACIATO, be out of our control
During 2025, based on our current expectations regarding the progress of development of our product candidates and sales of XACIATO, we expect approximately $0.3 million of such payments to upstream licensors to become payable. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying condensed consolidated financial statements.
Grant Agreements
For information regarding our grant agreements with the Foundation, see "—Deferred Grant Funding," above, Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2024 10-K, and Note 10 "Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying condensed consolidated financial statements.
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
For more information regarding our contractual obligations to XOMA, see Note 8 “Royalty Purchase Agreements” to the accompanying condensed consolidated financial statements.
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
For more information regarding our contractual obligations to UiE, see Note 7 “Royalty Interest Financing” to the accompanying condensed consolidated financial statements.
Leases
We have two operating leases for our laboratory and office spaces that expire in 2026 and 2027, respectively. As of March 31, 2025, we had future minimum lease payments under these leases of $1.3 million, $0.6 million of which is classified as current and $0.6 million of which is classified as long-term, the remainder of which represents future interest payments. We have one finance lease for our clean room space that expires in 2026. As of March 31, 2025, we had future minimum lease payments under this lease of $2.6 million, $1.8 million of which is classified as current and $0.6 million of which is classified as long-term, the remainder of which represents future interest payments. For additional information on our lease obligations, See Note 6 "Leases" to the accompanying condensed consolidated financial statements.
Other Contractual Obligations
We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and we do not believe that our non-cancelable obligations under these agreements are material.
For descriptions of additional contractual obligations and commitments, see Note 9 "Commitments and Contingencies" to the accompanying condensed consolidated financial statements.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2025 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2024 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Except as discussed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2024 10-K.
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
Our common stock is listed on The Nasdaq Capital Market. In August 2024, Nasdaq notified us that we do not meet the requirement in Nasdaq Listing Rule 5550(b)(2), or the Minimum MVLS Rule, for continued listing on The Nasdaq Capital Market. The Minimum MVLS Rule requires a company to maintain a minimum market value of listed securities of $35.0 million. We were provided an initial period of 180 calendar days, or until February 10, 2025, to regain compliance with the Minimum MVLS Rule.
On February 13, 2025, Nasdaq notified us that because we did not regain compliance with the Minimum MVLS Rule by February 10, 2025, our common stock is subject to delisting from Nasdaq unless we timely request a hearing before the Nasdaq Hearing Panel, or the Panel.
On February 20, 2025, we requested a hearing before the Panel, which request stayed the delisting of our common stock pending the decision of the Panel following the hearing and the expiration of any extension period that may be granted by the Panel. At the hearing, which occurred on March 25, 2025, we presented our multi-step plan for regaining compliance with Nasdaq Listing Rule 5550(b) by either satisfying the Minimum MVLS Rule or Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule, which requires a company to maintain stockholders’ equity of at least $2.5 million. A company will satisfy the continued listing requirement in Nasdaq Listing Rule 5550(b) if it satisfies either the Minimum MVLS Rule or the Stockholders’ Equity Rule.
On April 9, 2025, Nasdaq notified us that the Panel granted our request for an extension until August 12, 2025 to demonstrate compliance with Nasdaq Listing Rule 5550(b).
On April 29, 2025, we submitted to the Panel a modified multi-step plan for regaining compliance, or our Plan, which the Panel approved. Our Plan includes, among other things, increasing our stockholders’ equity by May 31, 2025 and to increase it further by July 15, 2025.

The Panel’s determination to grant our request for an extension is subject to certain conditions, including, among others, that we make progress in executing against our Plan by the dates specified in our Plan and that on or before August 12, 2025 (a) we publicly disclose transactions we undertook to increase our stockholders’ equity and provide an indication of our stockholders’ equity following such transactions, and (b) we provide the Panel with an update on our fundraising plans and income projections for the next 12 months. We intend to publicly disclose or provide, as the case may be, the information required by the Panel’s determination within the timeframe required thereby. While we are actively pursuing a range of initiatives aimed at executing against our Plan, no assurances can be given that we will be successful in doing so or that we will satisfy either the Stockholders’ Equity Rule or the Minimum MVLS Rule by August 12, 2025. If we fail to execute on our Plan to the Panel’s satisfaction and remain non-compliant with Nasdaq’s continued listing requirements, the Panel may take action to delist our common stock before August 12, 2025, even though the Panel granted us conditional continued listing until August 12, 2025. As is customary, the Panel also reserved the right to reconsider the terms of the extension it granted based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our common stock inadvisable or unwarranted.
Even if we regain compliance with Nasdaq Listing Rule 5550(b) by August 12, 2025, there can be no assurance that we will be able to continue to satisfy all other continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock on The Nasdaq Capital Market. For example, until we regained compliance in July 2024, we were not in compliance with the continued listing standard commonly referred to as the minimum bid price rule since July 19, 2023.
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
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the period from January 1, 2025 to March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1*	Amended and Restated Non-Employee Director Compensation Policy (as amended through January 28, 2025)					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: May 13, 2025	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 13, 2025	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)