Form 10-Q
period 2025-06-30
Dare Bioscience, Inc.
filed 2025-08-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 13, 2025, 13,479,502 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those factors described in Part II, Item 1A, "Risk Factors", in this report, and elsewhere in this report. Given these uncertainties, you should not place undue reliance on any forward-looking statement. The following factors are among those that may cause such differences:
•Inability to raise additional capital, under favorable terms or at all, or generate sufficient revenue from our Section 503B compounding and consumer health products business strategies to fund our operating needs and continue as a going concern;
•Dependence on grants and other financial awards from governmental entities and a private foundation to advance the development of several of our product candidates;
•Inexperience, as a company, in and lack of infrastructure for commercializing products;
•Reliance on third parties to execute our operating plan and business strategy, including to commercialize or assist us in commercializing products and conduct or assist us in conducting clinical and nonclinical studies of our product candidates, and delays or difficulties in establishing and maintaining agreements with third parties on a timely basis or on acceptable terms, or at all, and obtaining expected performance from third parties;
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
•The removal of sildenafil citrate or any other bulk drug substance needed to compound the compounded drugs that we seek to make available under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA, from the FDA’s list of bulk drug substances that can be compounded under Section 503B;
•The degree of market demand and acceptance achieved by any product we or one of our licensees or collaborators brings to market;
•A change in the laws or regulations related to compounded drugs under Section 503B of the FDCA or consumer health products;
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
•Loss or impairment of our in-licensed rights to develop and commercialize our products and product candidates;
•The timing and amount of our payment and other obligations under our in-license and acquisition agreements for our products and product candidates;
•Developments by our competitors that make any product or potential product we develop less competitive or obsolete;
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
•Lack of patent protection for the active ingredients in XACIATO and certain of the products and potential products we develop that expose them to competition from other formulations using the same active ingredients;
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

•Development of safety, efficacy or quality concerns related to our products or product candidates (or third-party products or product candidates that share similar characteristics or drug substances), whether or not scientifically justified, leading to delays in or discontinuation of product development, product recalls or withdrawals, diminished sales, and/or other significant negative consequences;
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,035,006	$15,698,174
Other receivables	188,116	229,982
Prepaid expenses	1,379,295	2,519,707
Total current assets	6,602,417	18,447,863
Property and equipment, net	1,651,656	1,335,732
Operating lease right-of-use assets	955,651	1,206,942
Finance lease right-of-use asset	2,699,899	—
Other non-current assets	1,069,902	1,110,594
Total assets	$12,979,525	$22,101,131
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$1,762,600	$1,455,832
Accrued expenses	2,523,603	3,042,918
Deferred grant funding	12,326,879	16,561,625
Current portion of liability related to the sale of future royalties	187,966	4,054
Current portion of lease liabilities, operating	588,478	548,638
Current portion of lease liability, finance	1,831,617	—
Total current liabilities	19,221,143	21,613,067
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	4,879,024	4,745,770
Lease liabilities long-term, operating	448,206	754,383
Lease liability long-term, finance	164,412	—
Total liabilities	25,712,785	28,113,220
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 9,030,386 and 8,700,386 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	903	870
Additional paid-in capital	171,353,083	169,705,480
Accumulated other comprehensive loss	(402,826)	(428,809)
Accumulated deficit	(183,684,420)	(175,289,630)
Total stockholders' deficit	(12,733,260)	(6,012,089)
Total liabilities and stockholders' deficit	$12,979,525	$22,101,131

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Royalty revenue	$(21,172)	$22,438	$4,255	$31,740
Total revenue	(21,172)	22,438	4,255	31,740
Operating expenses
General and administrative	2,377,866	2,448,130	4,687,030	5,118,711
Research and development	1,428,762	4,933,774	3,726,143	8,287,294
Royalty expense	—	—	—	7,674
Total operating expenses	3,806,628	7,381,904	8,413,173	13,413,679
Loss from operations	(3,827,800)	(7,359,466)	(8,408,918)	(13,381,939)
Other income (expense)
Sale of royalty and milestone rights, net	—	20,379,376	—	20,379,376
Other income (expense), net	(188,683)	(109,254)	14,128	(842,137)
Net income (loss)	$(4,016,483)	$12,910,656	$(8,394,790)	$6,155,300
Foreign currency translation adjustments	12,893	14,563	25,983	(24,664)
Comprehensive income (loss)	$(4,003,590)	$12,925,219	$(8,368,807)	$6,130,636
Income (loss) per common share:
Basic	$(0.45)	$1.53	$(0.95)	$0.73
Diluted	$(0.45)	$1.52	$(0.95)	$0.72
Weighted average number of shares outstanding:
Basic	8,871,155	8,411,242	8,815,414	8,456,270
Diluted	8,871,155	8,476,231	8,815,414	8,523,223

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

Six Months Ended June 30, 2025
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	deficit
Balance at December 31, 2024	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)
Stock-based compensation	—	—	377,357	—	—	377,357
Issuance of common stock, net of issuance costs	150,000	15	436,233	—	—	436,248
Net loss	—	—	—	—	(4,378,307)	(4,378,307)
Foreign currency translation adjustments	—	—	—	13,090	—	13,090
Balance at March 31, 2025	8,850,386	$885	$170,519,070	$(415,719)	$(179,667,937)	$(9,563,701)
Stock-based compensation	—	—	359,018	—	—	359,018
Issuance of common stock, net of issuance costs	180,000	18	474,995	—	—	475,013
Net loss	—	—	—	—	(4,016,483)	(4,016,483)
Foreign currency translation adjustments	—	—	—	12,893	—	12,893
Balance at June 30, 2025	9,030,386	$903	$171,353,083	$(402,826)	$(183,684,420)	$(12,733,260)

Six Months Ended June 30, 2024
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	deficit
Balance at December 31, 2023	8,331,161	$833	$166,548,454	$(360,896)	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	627,700	—	—	627,700
Issuance of common stock, net of issuance costs	50,664	5	215,108	—	—	215,113
Net loss	—	—	—	—	(6,755,356)	(6,755,356)
Foreign currency translation adjustments	—	—	—	(39,227)	—	(39,227)
Balance at March 31, 2024	8,381,825	$838	$167,391,262	$(400,123)	$(177,991,387)	$(10,999,410)
Stock-based compensation	—	—	562,719	—	—	562,719
Issuance of common stock, net of issuance costs	42,583	4	182,974	—	—	182,978
Reverse stock split adjustment	121,953	12	(12)	—	—	—
Net income	—	—	—	—	12,910,656	12,910,656
Foreign currency translation adjustments	—	—	—	14,563	—	14,563
Balance at June 30, 2024	8,546,361	$854	$168,136,943	$(385,560)	$(165,080,731)	$2,671,506
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(8,394,790)	$6,155,300
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	618,185	26,215
Deferred financing cost amortization	11,622	21,875
Right-of-use asset - operating lease	251,291	232,122
Stock-based compensation	736,375	1,190,418
Loss on disposal of property and equipment	—	600,000
Non-cash royalty revenue related to sale of future royalties	(4,255)	(22,438)
Non-cash interest expense	125,387	170,864
Changes in operating assets and liabilities:
Accounts receivable	—	(27,979)
Other receivables	41,866	75,016
Prepaid expenses	469,750	2,605,983
Deposits	—	683,370
Other non-current assets	29,070	14,148
Operating lease liability	(266,338)	(237,949)
Accounts payable	(152,082)	(1,475,791)
Accrued expenses	(388,070)	(1,367,460)
Interest payable	268,738	247,520
Deferred grant funding	(4,234,748)	(2,799,491)
Net cash (used in) provided by operating activities	(10,887,999)	6,091,723
Cash flows from investing activities
Purchases of property and equipment	(3,935)	(292,522)
Net cash used in investing activities	(3,935)	(292,522)
Cash flows from financing activities
Net proceeds from issuance of common stock	911,261	398,091
Repayment of liability on sale of future royalties	—	(1,505)
Principal payments on financing lease	(458,850)	—
Payments on note payable	(249,628)	(267,188)
Net cash provided by financing activities	202,783	129,398
Effect of exchange rate changes on cash and cash equivalents and restricted cash	25,983	(24,663)
Net change in cash, cash equivalents and restricted cash	(10,663,168)	5,903,936
Cash, cash equivalents, and restricted cash, beginning of period	15,998,174	10,811,056
Cash, cash equivalents, and restricted cash, end of period	$5,335,006	$16,714,992
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$5,035,006	16,414,992
Restricted cash included in other non-current assets	300,000	300,000
Total cash, cash equivalents and restricted cash	$5,335,006	$16,714,992

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$—	$358,315
Finance right-of-use asset obtained in exchange for new finance lease liability	$2,841,027	$—
Prepaid rent reclassified to finance lease right-of-use asset	$458,850	$—
Finance lease payment due included in accounts payable	$458,850	$—
Additions to property and equipment included in accrued expenses	$330,196	$—
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Daré Bioscience, Inc. is a biopharmaceutical company with a sole focus of closing the gap in women's health between promising science and real solutions. Daré Bioscience, Inc. and its wholly-owned subsidiaries operate in one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly-owned subsidiaries, unless otherwise stated or the context otherwise requires.
The Company began assembling its diverse portfolio of assets in 2017 through acquisitions, exclusive in-licenses and other collaborations. The Company's programs target unmet needs in women's health, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause, and aim to enhance outcomes and convenience.
The Company’s operations have historically focused on research and development activities to advance its product candidates through clinical development and regulatory approval. While research and development remain an important part of the Company's strategy, the Company announced in March 2025 an expansion of its business strategy to include a dual-path approach for certain proprietary formulations, leveraging Section 503B compounding to bring products to market as soon as practicable while continuing to pursue FDA approval. This dual-path approach reflects a shift in the Company’s operational priorities and resource allocation toward commercial execution, including partnerships and product distribution via 503B outsourcing facilities and select consumer health channels. The Company uses the term "Section 503B compounding" to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA, without patient-specific prescriptions in accordance with Section 503B of the FDCA.
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

Going Concern
At June 30, 2025, the Company had unrestricted cash and cash equivalents of approximately $5.0 million and a working capital deficit of approximately $12.6 million. All of the Company's unrestricted cash and cash equivalents at June 30, 2025 represented funds received under grant agreements that may be applied solely toward direct costs for the funded projects under those grant agreements, other than an approximately 5% to 22% indirect cost allowance. See Note 10, Grant Awards.
While the capital the Company raised after June 30, 2025 mitigated its near-term liquidity risk (see Note 13, Subsequent Events), the Company will require additional capital to advance the development programs in its pipeline that are not currently being supported by non-dilutive grant or other funding, to enable further investment across its entire portfolio of product candidates, and to support its long-term operating plans. The Company will continue to evaluate and may pursue various capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. The Company’s ability to obtain additional capital, and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within its control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to the Company and its stockholders. Raising additional capital may cause substantial dilution to the Company’s stockholders, restrict its operations or require it to relinquish rights in its technologies or product candidates and their future revenue streams. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its product candidate programs and/or reduce expenses.
The Company has a history of losses from operations, net losses and negative cash flows from operations. At June 30, 2025, the Company had an accumulated deficit of approximately $183.7 million and the Company incurred a net loss of approximately $8.4 million and had negative cash flow from operations of approximately $10.9 million for the six months ended June 30, 2025. Because the Company is in the early stages of executing against its Section 503B compounding and consumer health products business strategies and, as an organization, the Company has no experience in or infrastructure for commercializing products, both the timing and amount of potential revenue the Company may generate remain uncertain. As a result, the Company may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance its operations or achieve profitability. Based on the Company’s current analysis of the conditions described above, there is substantial doubt about the Company's ability to continue as a going concern within the 12 month period from the issuance date of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Segment Information
Operating segments are defined as components of an enterprise about which discrete financial information is available for evaluation the Chief Operating Decision Maker, or CODM, or decision-making group in making decisions on how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, or CEO. The CEO views the Company's operations and manages its business as one reportable and operating segment, Women's Health. See Note 12, Segment Information, for additional information.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of June 30, 2025, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's condensed consolidated balance sheet.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2025 and December 31, 2024. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of June 30, 2025 or December 31, 2024.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2025
Current assets:
Cash equivalents (1)	$4,727,404	$—	$—	$4,727,404
Balance at December 31, 2024
Current assets:
Cash equivalents (1)	$15,283,784	$—	$—	$15,283,784
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
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. As of June 30, 2025, the Company has received a total of $12.8 million in non-refundable payments, all of which have been recorded as license fee revenue in historical periods.

Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of a $1.0 million payment in connection with the license agreement amendment and a $1.8 million milestone payment, both of which occurred in 2023, the transaction price was $12.8 million as of June 30, 2025.
The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Generally, because sales-based payments are required to be paid more than 45 days after the end of each quarter, other than with respect to the fourth quarter, the Company estimates sales-based payments it will recognize for a particular quarter based on an analysis of historical experience and the Company's estimated gross sales and customary deductions for the applicable quarter. To date, it has been challenging for the Company to accurately estimate the amount of the sales-based payments for a particular quarter due to the limited historical information available to the Company to inform such estimates. Differences between actual and estimated sales-based payments will be adjusted for in the quarter in which the actual amount becomes known, which is generally expected to be the following quarter.
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
Bayer HealthCare License Agreement
In January 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. The Company received a $1.0 million upfront non-refundable license fee payment from Bayer and Bayer agreed to support the Company in development and regulatory activities by providing the equivalent of two experts to advise the Company in clinical, regulatory, preclinical, commercial, chemistry, manufacturing and controls, and product supply matters. The Company is responsible for the pivotal trial for Ovaprene and for its development and regulatory activities and has product supply obligations. Bayer, in its sole discretion, has the right to make the license effective by paying the Company an additional $20.0 million, referred to as the $20.0 million fee. After payment of the $20.0 million fee, Bayer will be responsible for the commercialization of Ovaprene for human contraception in the U.S. Such license would be exclusive as to the commercialization of Ovaprene for human contraception in the U.S. and co-exclusive with the Company with regard to development.
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of June 30, 2025, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheets at June 30, 2025 and December 31, 2024.

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
Strategic Agreements for Pipeline Development
Theramex Co-Development and Licensing Agreement
In February 2025, the Company entered into a co-development and licensing agreement with Theramex for a potential first-in-category biodegradable contraceptive implant called Casea S recently acquired by Theramex. Under the agreement, the Company received a royalty-free, exclusive, fully paid up, sublicensable license to the U.S. patents Theramex recently acquired for Casea S, in exchange for 50% of the purchase price Theramex paid for Casea S. The license fee paid by the Company during the first quarter of 2025 was recorded as research and development expense. Given that the product is in an ongoing Phase 1 study that is funded by a grant, there are no development costs for the Company or Theramex at this time. If the Company determines that the results from the study are positive, it would be responsible for conducting a Phase II study in the U.S., and funding for such study and for a future Phase III study in the U.S. will be shared by the Company and Theramex on terms to be agreed upon by the parties, taking into account the size of the opportunity for Casea S in the respective markets.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2025, no payments had been made under the Douglas agreement.

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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2025, no payments have been made under this agreement.
MBI Acquisition
In November 2019, the Company acquired Dare MB Inc., or MBI, to secure the rights to develop a long-acting reversible contraception method, that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1 and the drug delivery technology underlying DARE-LARC1 is now known as the Company's intelligent drug delivery system platform, or DARE-IDDS.
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
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement, the Company’s board of directors elected to pay a portion of these milestone payments in shares of the Company’s common stock, and in September 2021, the Company issued approximately 58,334 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. As of June 30, 2025, no additional payments have been made under this agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of June 30, 2025.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of June 30, 2025, no payments have been made under this agreement.
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

Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of June 30, 2025; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party.
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

If the Company sublicenses its rights under the agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by the Company during the royalty term; provided, however, that for sublicense revenue the Company receives prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue. As of June 30, 2025, only the $1.2 million in aggregate milestone payments noted above have been made.
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
In connection with entering into the purchase agreement, the Company issued 137,614 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder. During the six months ended June 30, 2025, the Company sold 330,000 shares of common stock under this agreement for net proceeds of approximately $0.9 million.

March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under this agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate this agreement with respect to Cantor. During the six months ended June 30, 2025 and 2024, the Company sold 0 and 93,247 shares of common stock under this agreement, respectively. See Note 13, Subsequent Events, for information regarding sales under this agreement subsequent to June 30, 2025.
Common Stock Warrants
December 2023 Warrant
In connection with the royalty interest financing agreement the Company entered into in December 2023 (see Note 7, Royalty Interest Financing), the Company issued a warrant to purchase up to an aggregate of 422,805 shares of the Company's common stock. The warrant has a term of five years from the date of issuance and an exercise price of $4.10 per share, subject to customary adjustment for stock splits and similar transactions. The holder (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrant includes certain rights in favor of the holder upon a “fundamental transaction” as described in the warrant, including the right of the holder to receive from the Company or the successor entity the number of shares of common stock of the Company or the successor entity that would have been issuable upon exercise of the warrant immediately prior to such transaction and any additional consideration receivable as a result of such transaction by the Company's stockholders, without regard to any limitation on the exercise of the warrant. The warrant may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the warrant, then in lieu of paying the exercise price in cash, the holder may elect to exercise on a cashless basis. The warrant was deemed to be an equity classified warrant and recorded as additional paid in capital. As of June 30, 2025, no portion of the warrant had been exercised.
September 2023 Warrants
In connection with a registered direct offering completed in September 2023, the Company issued warrants to purchase up to an aggregate of 845,225 shares of the Company's common stock.. The warrants became exercisable on March 1, 2024, expire March 1, 2029 and have an exercise price of $9.11 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrants include certain rights in favor of the holders upon a “fundamental transaction” as described in the warrants, including the right of the holders to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrants on the date of the consummation of such fundamental transaction. As of June 30, 2025, none of the warrants have been exercised.
Summary of Warrant Activity
A summary of warrant activity during the six months ended June 30, 2025 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2024,	1,268,572	$7.49	4.10	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable June 30, 2025,	1,268,572	$7.49	3.60	$—

5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. In June 2024, the Company's board of directors suspended the ESPP. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2025 or June 30, 2024.
Amended and Restated 2014 Stock Incentive Plan
The Amended and Restated 2014 Stock Incentive Plan, or the Amended 2014 Plan, provided for the grant of stock-based awards to employees, directors, consultants and advisors. As a result of the approval of the 2022 Plan (as defined below) by the Company's stockholders in June 2022, no further awards have been or will be granted under the Amended 2014 Plan since such approval. Outstanding awards previously granted under the Amended 2014 Plan continue to remain outstanding in accordance with their terms.
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders on June 23, 2022, and became effective as of that date. The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
As of June 30, 2025, the number of shares of common stock authorized for issuance under the 2022 Plan was 1,349,085, which is the sum of:
(a)227,283 shares available for awards that may be granted under the 2022 Plan, plus
(b)728,543 shares underlying awards granted under the 2022 Plan, plus
(c)393,259 shares underlying awards granted under the Amended 2014 Plan, which if they expire, terminate or are otherwise forfeited will become available for issuance under the 2022 Plan.
Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.
See Note 13, Subsequent Events, for information regarding an amendment to the 2022 Plan.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the six months ended June 30, 2025. The exercise price of all options granted during the six months ended June 30, 2025 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2025, unamortized stock-based compensation expense of approximately $2.2 million will be amortized over a weighted average period of 1.21 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of June 30, 2025 was 227,283.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	883,334	$14.58
Granted	296,650	3.27
Exercised	—
Cancelled/forfeited	(765)	3.18
Expired	(57,417)	20.90
Outstanding at June 30, 2025	1,121,802	$11.27
Exercisable at June 30, 2025	648,652	$15.21

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $2.51 and $4.16, respectively.
Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$158,154	$216,919	$325,212	$423,521
General and administrative	$200,864	$345,800	$411,163	$766,897
Total	$359,018	$562,719	$736,375	$1,190,418
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
Aggregate Lease Information
The components of lease cost recorded in the Company's condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$225,000	$191,000	$424,000	$391,000
Finance lease cost
Amortization of finance lease	450,000	—	600,000	—
Interest on finance lease liability	54,000	—	73,000	—
Total lease cost	$729,000	$191,000	$1,097,000	$391,000
Maturities of the Company's finance and operating lease liabilities as of June 30, 2025 were as follows:

Year	Operating Leases	Finance Lease	Total
2025 (remaining)	$331,000	$462,000	$793,000
2026	680,000	1,658,000	2,338,000
2027	130,000	—	130,000
Total lease payments	1,141,000	2,120,000	3,261,000
Less: amount representing interest	(104,000)	(124,000)	(228,000)
Present value of lease liabilities	$1,037,000	$1,996,000	$3,033,000
The weighted-average remaining lease terms and discount rates related to the Company's leases were as follows:

	As of June 30,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	1.92	2.92
Finance lease	1.50	—
Weighted-average discount rate
Operating leases	10.5%	10.5%
Finance lease	9.5%	—%

Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$448,000	$—	$459,000	$—
Operating cash flows from finance lease	$54,000	$—	$73,000	$—
Operating cash flows from operating leases	$164,000	$159,000	$329,000	$318,000
7.    ROYALTY INTEREST FINANCING
In December 2023, the Company entered into a royalty interest financing agreement, or the Royalty Interest Agreement, with United in Endeavour, LLC, or UiE, under which UiE acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from UiE when the parties entered into the Royalty Interest Agreement (the "Initial Investment"), and between January 1, 2024 and December 31, 2026, the Company may, in its sole discretion, but subject to XOMA's prior written consent (see Note 8, Royalty Purchase Agreements), elect to receive three additional payments (each a "Supplemental Investment") from UiE of up to an aggregate of $7.0 million, for a total of up to $12.0 million.

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
The Company evaluated the terms of the Royalty Interest Agreement and concluded that its features were similar to those of a debt instrument. As a result, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the Initial Investment as a liability related to the sale of future royalties (“Royalty Obligation”) which will be amortized under the effective interest method over the estimated term of the Royalty Interest Agreement. If the Company elects to receive additional Supplemental Investments, such additional Supplemental Investments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining term of the Royalty Interest Agreement. In addition, in accordance with ASC 470, Debt, the Company will account for any royalties received in the future as non-cash royalty revenue in the consolidated statements of operations as a reduction to the debt balance.
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
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,805 shares of the Company’s common stock (see Note 4, Stockholders' Equity). In addition, for every $1,000,000 of Supplemental Investment, the Company will issue to UiE a warrant to purchase 84,561 shares of common stock, for an aggregate of warrants to purchase up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”).

The Royalty Interest Agreement Warrants were deemed to be equity classified warrants and recorded as additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 4) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the Royalty Obligation since the transaction inception through the period indicated:

June 30, 2025
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(6,444)
Non-cash interest expense and interest payable associated with the sale of future royalties	1,184,047
Liability related to the sale of future royalties	$5,066,990
8.    ROYALTY PURCHASE AGREEMENTS
In April 2024, the Company entered into a traditional royalty purchase agreement (the "XACIATO RPA"), and a synthetic royalty purchase agreement, (the "Synthetic RPA and together with the XACIATO RPA, the “Royalty Purchase Agreements”) with XOMA pursuant to which XOMA paid $22.0 million to the Company. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to the Company, the “Contingent Purchase Price Payments”).
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
(b) 25% of the potential future $20.0 million payment that the Company would otherwise have the right to receive under the Company's license agreement with Bayer, if Bayer, in its sole discretion, elects to make the license granted thereunder effective following completion of the pivotal clinical trial of Ovaprene; and
(c) a synthetic royalty of 4.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of Ovaprene, and 2.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of Sildenafil Cream and DARE to PLAY Sildenafil Cream; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent Purchase Price Payments made to the Company, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (such amounts described in the foregoing clauses (b) and (c), collectively, the “Revenue Participation Right”).
Pursuant to the XACIATO RPA, XOMA, at its sole cost and discretion, may repay in full and retire all of the Company's payment obligations to UiE under the Royalty Interest Agreement. If XOMA does so, no further amounts in respect of the Royalty Interest Agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the XACIATO RPA. The Company cannot elect to receive any additional funding from UiE under the Royalty Interest Agreement without XOMA’s prior written consent. In connection with the synthetic royalty purchase agreement, the Company granted to XOMA a security interest in certain product assets related to Ovaprene, Sildenafil Cream and DARE to PLAY Sildenafil Cream.
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

9.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In July 2024, the Company obtained financing for certain director and officer and other insurance premiums. The total premiums, taxes and fees financed was approximately $0.6 million with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. The Company made monthly installment payments on the financed amount through April 20, 2025. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's condensed consolidated balance sheets. As of June 30, 2025, the Company had no remaining obligation under this financing arrangement.
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
The Company receives funding in advance and tracks and reports eligible expenses incurred to the federal agency. The Company is required to apply the funds it receives solely toward direct costs for the funded project, other than an approximately 22% indirect cost allowance. An “indirect cost allowance” refers to the portion of the grant funds the Company receives that it may apply toward general overhead and administrative expenses that support the entire operations of the Company and which may be applied as the direct costs for the funded project are incurred. Funds received that have not been spent are recorded both in cash and cash equivalents and in deferred grant funding liability in the Company’s condensed consolidated balance sheets. Funds that have been spent but not yet expensed in accordance with GAAP or not spent on direct costs for the funded project in excess of the indirect cost allowance are also recorded in deferred grant funding liability.

Through June 30, 2025, the Company had received payments totaling $3.5 million under this award. The Company recorded credits to research and development expense of approximately $0.8 million and $1.4 million for costs related to this award for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, the Company recorded approximately $1.7 million and $0.6 million in deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.

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
DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for the subsequent project year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID. The Company recorded credits to research and development expense of approximately $0.6 million and $0.6 million for costs related to this award during the three and six months ended June 30, 2025, respectively. The Company recorded a receivable of approximately $0.1 million and $0 at June 30, 2025 and December 31, 2024, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.
DARE-PTB1
In December 2023, the Company received a notice of award from NICHD of approximately $2.0 million to support the development of DARE-PTB1. The award is to be used to support what is referred to as the "Phase II" segment of the project outlined in the Company's grant application. The Company recorded credits to research and development expense for costs related to this award of approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company recorded a receivable of approximately $55,000 and $84,000, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.
DARE-PTB2
In July 2023, the Company received a notice of award from NICHD of approximately $0.4 million to support preclinical development of a potential new therapeutic for the prevention of idiopathic preterm birth. The grant funds supported activities related to the conduct and completion of proof-of-concept target validation studies in collaboration with the University of South Florida. The Company received aggregate reimbursements under this award of approximately $0.4 million during the grant period, which ended in July 2024. No further funds are available under this award.
Other Non-Dilutive Grant Funding
As described below, the Company has received substantial funding under grant agreements it entered into with the Gates Foundation, or the Foundation. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. The Company is required to apply the funds it receives solely toward direct costs for the funded projects, other than an approximately 5% to 15% indirect cost allowance (see “—October 2024 Grant Awards" for information regarding the indirect cost allowance). Funds received that have not been spent are recorded both in cash and cash equivalents and in deferred grant funding liability in the Company’s consolidated balance sheets. Funds spent but not yet expensed in accordance with GAAP or not spent on direct costs for the funded project in excess of the indirect cost allowance are also recorded in deferred grant funding liability.
The grant agreements include the Foundation's standard discretionary termination provisions. Any grant funds received that have not been committed to the funded project or spent in compliance with the applicable grant agreement must be returned promptly to the Foundation upon expiration or termination of the agreement.

2024 Contraceptive Product Candidate Grant Agreement
In November 2024, the Company entered into a grant agreement with the Foundation under which the Company was awarded a grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. An initial payment of approximately $5.4 million was made to the Company in November 2024. Additional payments are contingent upon the Company's achievement of specified development and reporting milestones during the term of the grant agreement, which extends through October 2026. The Company will track and report eligible expenses incurred to the Foundation.
The Company recorded credits to research and development expense of approximately $0.7 million and $1.4 million for costs related to this award for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, the Company had recorded approximately $3.7 million and $5.2 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024. The Company recorded credits to research and development expense of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. The grant period ended in November 2024. No further funds are available under this award.
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
As of June 30, 2025, the Company had received a cumulative total of approximately $31.8 million in non-dilutive funding under the agreement, including $3.5 million during 2024. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $2.3 million and $3.9 million for costs related to this award for the three and six months ended June 30, 2025, respectively, and $1.7 million and $3.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had recorded approximately $6.9 million and $10.8 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
See Note 13, Subsequent Events, for information regarding a payment received in July 2025 under this award.
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
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	1,121,802	961,431	1,121,802	961,431
Warrants	1,268,572	1,203,583	1,268,572	1,201,620
Total	2,390,374	2,165,014	2,390,374	2,163,051
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

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Royalty revenue	$(21,172)	$22,438	$4,255	$31,740
Total revenue	(21,172)	22,438	4,255	31,740
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene	1,316,372	2,979,486	2,812,101	5,163,358
Sildenafil Cream, 3.6%	49,881	706,403	261,270	1,166,510
Other advanced clinical stage programs	975,489	398,633	1,466,051	845,304
Phase 1 and Phase 1-ready clinical stage programs	628,595	204,894	1,125,342	434,443
Preclinical stage programs	1,718,320	1,306,514	2,767,058	2,678,222
Other development programs	—	10,132	—	22,926
Contra-R&D expenses	(3,780,794)	(1,991,167)	(6,399,167)	(4,647,358)
Total research and development direct program costs	907,863	3,614,895	2,032,655	5,663,405
Indirect costs:
Personnel-related (including stock compensation)	1,209,437	1,482,550	2,701,684	2,965,149
Other indirect costs	70,462	81,978	199,196	160,177
Contra R&D expenses	(759,000)	(245,649)	(1,207,392)	(501,437)
Total research and development indirect costs	520,899	1,318,879	1,693,488	2,623,889
General and administrative	2,377,866	2,448,130	4,687,030	5,118,711
Other operating expenses	—	—	—	7,674
Total segment operating expenses	3,806,628	7,381,904	8,413,173	13,413,679
Loss from operations	(3,827,800)	(7,359,466)	(8,408,918)	(13,381,939)
Sale of royalty and milestone rights, net	—	20,379,376	—	20,379,376
Interest expense	268,533	217,902	402,583	427,040
Interest income	(69,848)	(145,633)	(226,469)	(233,766)
Other income (expense), net	10,002	(36,985)	(190,242)	648,863
Net (loss) income	$(4,016,483)	$12,910,656	$(8,394,790)	$6,155,300

13.    SUBSEQUENT EVENTS
Nasdaq Compliance
On July 24, 2025, the Company received a letter from the Nasdaq Office of General Counsel confirming that the Company demonstrated compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule, and that the Company is therefore in compliance with the Nasdaq Capital Market’s continued listing requirements.
That letter also informed the Company that, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from July 24, 2025, and that if, within that one-year period, the Nasdaq Listing Qualifications Staff determines that the Company is out of compliance with the Stockholders' Equity Rule, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with Nasdaq's Hearings Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant additional time for the Company to regain compliance, and the Company will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3).
ATM Sales
In July 2025, the Company sold 4,329,116 shares of its common stock under its ATM offering program for aggregate gross proceeds of approximately $18.0 million, resulting in aggregate proceeds of approximately $17.6 million, net of commissions and other offering expenses of approximately $0.4 million. For a discussion of the ATM sales agreement, see Note 4, Stockholder's Equity.
Receipt of Payment Under 2021 DARE-LARC1 Grant Agreement
On July 10, 2025, the Company received a $6.0 million payment from the Foundation under the agreement the Company entered into with the Foundation in June 2021 to support the development of DARE-LARC1. For a discussion of this agreement, see Note 10, Grant Awards. Taking into account this payment, the Company has received a cumulative total of approximately $37.8 million of the up to $49.0 million in potential funding under the grant agreement.
Amendment to the 2022 Plan
On April 23, 2025, subject to and effective upon approval by the Company's stockholders the Company's board of directors approved an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance thereunder by 600,000. Such amendment was approved by the Company's stockholders on July 9, 2025.

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
Daré Bioscience® is a registered trademark of Daré Bioscience, Inc. and DARE TO PLAY™ is a trademark of Daré Bioscience, Inc. with registration pending. Ovaprene® is a registered trademark licensed to Daré Bioscience, Inc. XACIATO™ is a registered trademark of N.V. Organon. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.
Business Overview
We are a biopharmaceutical company solely focused on closing the gap in women's health between promising science and real-world solutions. Our mission is to accelerate innovation in women’s health by advancing evidence-based solutions that address decades of unmet needs. We believe innovation in women's health does not always have to start from scratch it can also come from rethinking how and when innovation reaches women.
With growing awareness around menopause, sexual health, and vaginal health, the conversation is shifting. However, access to real, evidence-based solutions continues to lag. We regularly hear from healthcare providers, researchers, and women themselves about the urgent need for expanded access to evidenced-based and convenient options. Our goal is to fulfill that need by bringing innovative products to market as soon as practicable whether as FDA-approved therapies or through alternative regulatory pathways that enable earlier availability, such as Section 503B compounding.
In March 2025, we announced an expansion of our business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, we are pursuing both traditional FDA approval and earlier market access via outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act (FDCA), which may compound and distribute certain drugs without patient-specific prescriptions. We believe this strategy allows us to respond to clinician and patient demand for timely access while continuing to generate the data necessary to seek FDA approval and support long-term value creation.

We do not have sales, marketing or distribution infrastructure, and currently, we do not intend to build our own sales force or marketing and distribution infrastructure. However, reflecting the shift in our business model, we will be allocating resources to support commercial execution activities, including third-party manufacturing, market preparation, and strategic partnerships. In addition to prescription-based offerings — both FDA-approved products and compounded drugs— we intend to bring to market select consumer health products that do not require a physician’s prescription, where appropriate based on product profile and market opportunity.
Our diverse portfolio of proprietary programs, assembled through acquisitions, exclusive in-licenses, and collaborations, targets product categories we believe represent meaningful opportunities to improve women's health and quality of life. These include contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health, and menopause.

Our business is subject to a number of risks common to biopharmaceutical companies (see ITEM 1A. RISK FACTORS in Part I of our 2024 10-K) and the process of developing, obtaining regulatory approvals for, and commercializing prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success.
Product Candidates
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study, and will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed and sold. The most clinically advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study, whose U.S. commercial rights are under a license agreement with Bayer HealthCare LLC, or Bayer; Sildenafil Cream, 3.6%, or Sildenafil Cream, a novel cream formulation of sildenafil, the active ingredient in Viagra®, for the treatment of female sexual arousal disorder, or FSAD; DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes. DARE-VVA1, investigational formulation of tamoxifen in a soft gelatin capsule for intravaginal administration as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse; and DARE-HPV, an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of genital human papillomavirus (HPV) infection in women as well as treatment of cervical intraepithelial neoplasia (also known as cervical dysplasia), and other HPV-related pathologies. See ITEM 1. "BUSINESS," in Part I of our 2024 10-K and “—Recent Events—Product Candidate Updates,” below, for additional information regarding our product candidates.
Section 503B Compounding
If successful, the revenue we receive from our Section 503B compounding business strategy will be a source of capital for executing on our business strategy that is non-dilutive to our stockholders. We do not believe Section 503B compounding will impact the regulatory process or commercial opportunity for an FDA-approved product utilizing the same proprietary formulation.
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
To successfully execute our Section 503B compounding strategy, among other things, we will need to identify and enter into arrangements with one or more 503B-registered outsourcing facilities. We also intend to enter into arrangements with telehealth platforms and other third parties with marketing, sales or distribution capabilities in the Section 503B market. We intend to focus our resources on provider-to-provider education about disease state and our proprietary formulations, leveraging online resources, including web-based ordering platforms and collaborations with telehealth platforms and other third parties. We do not plan to establish marketing, sales or distribution capabilities in order to bring our proprietary formulations to market under Section 503B.
When we use the term “Section 503B compounding” we refer to the production and supply of compounded drugs by Section 503B-registered outsourcing facilities without patient-specific prescriptions in accordance with Section 503B of the FDCA.

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
Recent Events
Product Candidate Updates
Ovaprene®
Enrollment is ongoing in our pivotal Phase 3 multi-center, single arm, non-comparative clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199) across the five study sites we initiated in the first quarter of 2025 with grant funding we received in November 2024, and to date, we continue to be pleased with the pace of enrollment at those sites. We are evaluating whether to contract directly with additional study sites or aim to complete enrollment in the study with the five currently recruiting study sites. At this time, due to the foregoing, we cannot reasonably predict the enrollment rate for the remainder of the study or an estimated time for completion of enrollment. We do not expect enrollment will be completed in 2025.

The Phase 3 study is being conducted, in part, under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services (HHS), as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development's (NICHD), part of the U.S. National Institutes of Health (NIH), and within the Contraceptive Clinical Trials Network (CCTN). In the first quarter of 2025, due to uncertainty regarding the future NICHD budget for the CRADA following U.S. federal policy changes and executive orders, we and NICHD agreed to pause recruitment of new participants at all 15 of the CCTN study sites then following enrolled participants to help ensure the CCTN sites would remain active for continued follow-up with those participants. CCTN sites continue to follow previously enrolled participants who have not completed the study; we do not anticipate they will resume enrolling new participants.

In July 2025, the study’s data safety monitoring board (DSMB), an independent group of experts which evaluates the safety and integrity of the study, conducted a planned interim analysis and recommended the study continue without modification. No new safety or tolerability concerns were identified. At the time of the interim analysis, approximately 9% of the women treated in the study had experienced a pregnancy. Approximately 17% of participants discontinued the study due to vaginal odor, the most commonly reported product-related adverse event. No serious safety concerns were identified, and overall tolerability was favorable. As of the interim analysis, approximately 115 participants were ongoing or had completed the study. The target enrollment is approximately 250 participants completing approximately 12 months of use. The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health.
Sildenafil Cream, 3.6%
We seek to advance Sildenafil Cream into the first of two anticipated Phase 3 clinical studies to support a new drug application to the FDA for the indication of treatment of female sexual arousal disorder (FSAD) in premenopausal women utilizing the 505(b)(2) regulatory pathway.

In April 2025, we received additional input and information requests from the FDA regarding our patient reported outcomes (PRO) psychometrics for the Phase 3 study. The PRO psychometrics analysis has bearing on efficacy endpoint selection and the statistical analysis plan for the Phase 3 study. We submitted additional requested information to the FDA in the second quarter of 2025. Pending additional feedback from the FDA, the timing of which is uncertain, and alignment with the FDA on the protocol and statistical analysis plan, we cannot determine whether our prior estimate of capital required to conduct the Phase 3 studies is appropriate. As a result, we do not anticipate initiating the first Phase 3 study in 2025 and cannot at this time reasonably predict when the study will commence.
Other Development Programs
We continue to work on the development of our other clinical and preclinical-stage programs, including conducting activities necessary to enable submission of an investigational new drug, or IND, application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1, activities in preparation for a Phase 2 randomized, double-blinded, placebo-controlled, dose-finding clinical study of DARE-VVA1 based on our FDA-cleared IND relating to DARE-VVA1 and the anticipated study, and activities necessary to enable submission of an IND application to the FDA for a Phase 2 clinical study of DARE-HPV in the United States.
Section 503B Business Strategy Update
DARE to PLAY™ Sildenafil Cream
As announced in March 2025, we are taking action to bring our proprietary topical cream formulation of sildenafil to market under Section 503B. The compounded drug will be branded as DARE to PLAY Sildenafil Cream. We are targeting to have DARE to PLAY Sildenafil Cream available by prescription in the U.S., and we expect to begin recording revenue from sales thereof, in the fourth quarter of 2025, however, we do not expect the amount of such revenue, if any, to be material during 2025. We anticipate needing to invest no more than $1.0 million to support a 503B-registered outsourcing facility with technology-transfer activities specific to our Sildenafil Cream formulation, activate an awareness campaign, and facilitate access to our proprietary Sildenafil Cream formulation as an option for providers and women.
DARE-HRT1
We are also taking action to bring DARE-HRT1 to market under 503B. We are targeting to have DARE-HRT1 available, and to begin recording revenue from sales thereof, in late 2026, however, we do not expect the amount of such revenue, if any, to be material during 2026. There are no FDA approved products that provide estradiol and progesterone together in a non-oral monthly form.
Consumer Health Products
We are also working to bring to market consumer health products. We have sourced vaginal probiotics from Europe that we are targeting to make available as consumer health products in the U.S. after DARE to PLAY Sildenafil Cream is available by prescription in the U.S.
When we use the term "consumer health products," we refer to consumer health products that can be obtained without a physician's prescription, unless the context otherwise requires.
Similar to our plans with respect to our Section 503B business strategy, we do not plan to establish marketing, sales or distribution capabilities in order to bring our proprietary formulations to market as consumer health products, but rather we plan to identify and enter into strategic agreements and collaborations with third parties with marketing, sales or distribution capabilities in the consumer health products market.

Nasdaq Listing
On July 24, 2025, we received a letter from the Nasdaq Office of General Counsel confirming that we had demonstrated compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule, and that we are therefore in compliance with the Nasdaq Capital Market's continued listing requirements. We are subject to a mandatory monitoring period of one-year from July 24, 2024, and if, within that one-year period, the Nasdaq Listing Qualifications Staff determines that we are out of compliance with the Stockholders' Equity Rule, the Staff will issue a delist determination letter and we will have an opportunity to request a new hearing with Nasdaq's Hearing Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant additional time for us to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). See the risk factor titled, There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market., in Item 1A of Part II of this report. Until we regained compliance with the Stockholders Equity Rule, we had not been in compliance with Nasdaq Listing Rule 5550(b) since August 2024.

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

There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in significant reductions in staffing levels at the FDA and NIH and could impact the agencies’ ability to retain remaining key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. With respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff, slow review times for applications we submit to commence clinical studies and obtain requisite regulatory approvals in the future, and consequently, negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, our business strategy has included seeking non-dilutive sources of funding and collaborations to support product development, and we have benefited significantly from federal government funding through grants and other agreements in support of several of our development programs, including Ovaprene and DARE-HPV. See Note 10 “Grant Awards” to the accompanying condensed consolidated financial statements and our 2024 10-K for additional information. In early 2025, the U.S. presidential administration took actions to freeze or terminate more than $1.0 billion in NIH grants and the future of the NIH’s budget and research funding remains highly uncertain. Our business, financial condition and operating results may be significantly adversely affected if existing grants or other arrangements supporting our development programs are frozen or terminated or we are unable to secure additional grants or other federal government funding in the future. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes and that circumstances are rapidly evolving, including as a result of legal challenges to recent federal government actions, we are not able to reasonably predict the potential impact on our business at this time. We continue to monitor these evolving developments and conditions and their potential impacts of our business, financial condition, and results of operations, and will attempt to adjust our plans, as appropriate, to mitigate risks. For additional information, see the risk factors described in Part II, Item 1A, Risk Factors in this report and Part I, Item 1A. Risk Factors in our 2024 10-K.

Financial Overview
Revenue
Our revenue reflects payments earned under our license agreement with Organon to commercialize XACIATO. Pursuant to our traditional royalty purchase agreement with XOMA, from and after April 1, 2024, all of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO will be paid to XOMA, net of payments made under our exclusive license agreement with third-party licensors TriLogic Pharma, LLC and MilanaPharm LLC and under our royalty interest financing agreement with United in Endeavour, LLC, or UiE. Accordingly, from and after April 1, 2024, any revenue we recognize under our license agreement with Organon based on net sales of XACIATO will be payable to UiE and recognized as non-cash royalty revenue. Generally, because the royalties are required to be paid more than 45 days after the end of each quarter other than with respect to the fourth quarter, we estimate the non-cash royalty revenue we will recognize for a particular quarter based on our analysis of historical experience and interim data provided by Organon including its publicly announced sales. Differences between actual and estimated royalty revenue will be adjusted for in the quarter in which the actual amount becomes known, which is generally expected to be the following quarter. For information regarding potential payments to upstream licensors, see Note 3 “Strategic Agreements” to the accompanying condensed consolidated financial statements. For information regarding our contractual obligations to XOMA and UiE, see Note 8 “Royalty Purchase Agreements” and Note 7 “Royalty Interest Financing,” respectively, to the accompanying condensed consolidated financial statements.
Research and Development Expenses
Research and development, or R&D, represents a core operational focus. We are actively advancing multiple product candidates through preclinical and clinical development, supported in part by significant non-dilutive grant funding from governmental and non-governmental organizations.
Although our R&D activities remain substantial, as explained in more detail below, grant funding and other financial awards offset a significant portion of our R&D expenses. As a result, our reported operating expenses may appear to be weighted more heavily toward general and administrative, or G&A, expenses. However, this reflects the reduction to R&D expenses (contra R&D expense) as a result of grant funding and other financial awards, rather than a reduction in our commitment to or investment in R&D activities.
We expect our R&D expenses will continue to represent the majority of our operating expenses, on a pre-contra R&D expenses basis, for at least the next twelve months. R&D expenses consist primarily of:
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
We recognize the Australian Research and Development Tax Incentive Program, or the Tax Incentive, as a reduction of R&D expenses (contra R&D expense). The amounts are determined based on our eligible R&D expenditures and are non-refundable, provided that in order to qualify for the Tax Incentive the filing entity must have revenue of less than AUD $20.0 million during the tax year for which a reimbursement claim is made and cannot be controlled by an income tax exempt entity. The Tax Incentive is recognized when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured or reliably estimated.
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in the statements of operations as a reduction to R&D expenses (contra R&D expense). For more information, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies–Grant Funding" to our consolidated financial statements contained in our 2024 10-K and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements. We recognized contra R&D expense of approximately $4.5 million and $7.6 million for the three and six months ended June 30, 2025, respectively, and $2.2 million and $5.1 million for the three and six months ended June 30, 2024, respectively.
At any one time, we are working on multiple programs at various stages of development. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each development program on an ongoing basis based on our cash position and capital resources and in response to the results of ongoing and future clinical trials and preclinical studies, regulatory developments, and our ongoing assessments as to the commercial potential of each product candidate.

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

Results of Operations
Comparison of Three Months Ended June 30, 2025 and 2024 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Royalty revenue	$(21,172)	$22,438	$(43,610)	(194)%
Total revenue	(21,172)	22,438	(43,610)	(194)%
Operating expenses:
General and administrative	2,377,866	2,448,130	(70,264)	(3)%
Research and development	1,428,762	4,933,774	(3,505,012)	(71)%
Total operating expenses	3,806,628	7,381,904	(3,575,276)	(48)%
Loss from operations	(3,827,800)	(7,359,466)	3,531,666	(48)%
Other income (expense)
Sale of royalty and milestone rights, net	—	20,379,376	(20,379,376)	(100)%
Other expense, net	(188,683)	(109,254)	(79,429)	73%
Net income (loss)	$(4,016,483)	$12,910,656	$(16,927,139)	(131)%
Other comprehensive loss
Foreign currency translation adjustments	12,893	14,563	(1,670)	(11)%
Comprehensive income (loss)	$(4,003,590)	$12,925,219	$(16,928,809)	(131)%

Revenues
Revenues for the three months ended June 30, 2025 and June 30, 2024 are related to our license agreement with Organon to commercialize XACIATO. From and after April 1, 2024, any revenue we recognize under such license agreement will be recognized as non-cash royalty revenue. See "—Financial Overview—Revenue," above for information. An adjustment for lower actual royalty revenue than we previously estimated for the three months ended March 31, 2025 resulted in the negative non-cash royalty revenue reported for the three months ended June 30, 2025. See “—Financial Overview—Revenue,” above.
General and administrative expenses
The decrease of approximately $0.1 million in general and administrative expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to decreases in (i) personnel costs of approximately $0.2 million, (ii) stock-based compensation expense of approximately $0.1 million, and (iii) general corporate overhead of approximately $0.1 million. Such decreases were partially offset by an increase in professional services expense of approximately $0.3 million.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Direct program costs:
Ovaprene (1)	$1,316,372	$2,979,486	$(1,663,114)	(56)%
Sildenafil Cream, 3.6%	49,881	706,403	(656,522)	(93)%
Other advanced clinical stage programs (1)	975,489	398,633	576,856	145%
Phase 1 and Phase 1-ready clinical stage programs (1)	628,595	204,894	423,701	207%
Preclinical stage programs (1)	1,718,320	1,306,514	411,806	32%
Other development programs	—	10,132	(10,132)	(100)%
Contra R&D expenses (2)	(3,780,794)	(1,991,167)	(1,789,627)	90%
Total direct program costs	907,863	3,614,895	(2,707,032)	(75)%
Indirect costs:
Personnel-related (including stock compensation)	1,209,437	1,482,550	(273,113)	(18)%
Outside services (including consulting)	(8,839)	1,687	(10,526)	(624)%
Facilities-related (including depreciation)	18,516	20,228	(1,712)	(8)%
Other indirect R&D costs	60,785	60,063	722	1%
Contra R&D expenses	(759,000)	(245,649)	(513,351)	209%
Total indirect R&D costs	520,899	1,318,879	(797,980)	(61)%
Total R&D expenses	$1,428,762	$4,933,774	$(3,505,012)	(71)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (2) below.
2.These contra R&D expenses were recognized as follows for the three months ended June 30, 2025 and 2024: (a) Ovaprene, $0.4 million, and $0, respectively; (b) other advanced clinical stage programs, $1.0 million and $0 respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.1 million and $0.3 million, respectively; and (d) preclinical stage programs, $2.2 million and $1.7 million, respectively.

The decrease of approximately $3.5 million in R&D expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to (i) an increase in contra R&D expenses, (ii) a decrease in manufacturing costs related to Ovaprene, and (iii) a decrease in costs related to development activities for Sildenafil Cream, partially offset by increases in costs related to development activities for (A) our other advanced clinical stage programs - primarily attributable to our DARE-HPV program, (B) our Phase 1 and Phase 1-ready clinical stage programs - primarily attributable to our DARE-PTB1 program, and (C) our preclinical stage programs - primarily attributable to our DARE-LARC1 program. Contra R&D expenses for the three months ended June 30, 2025 primarily offset direct program costs for DARE-LARC1 and DARE-HPV. Contra R&D expenses for the three months ended June 30, 2024 primarily offset direct program costs for DARE-LARC1.
Other income (expense)
Sale of royalty and milestone rights, net
The decrease of $20.4 million in other income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due to the proceeds we received in April 2024 under the Royalty Purchase Agreements we entered into with XOMA, $22.0 million of which was recorded as income, net of approximately $1.6 million in transaction costs. See Note 8 “Royalty Purchase Agreements” to the accompanying condensed consolidated financial statements.
Other expense, net
The increase of $79,429 in other expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a decrease in interest earned on cash balances in the current period due to lower cash balances while interest expense for the periods was similar.

Comparison of Six Months Ended June 30, 2025 and 2024 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Royalty revenue	$4,255	$31,740	$(27,485)	100%
Total revenue	4,255	31,740	(27,485)	100%
Operating expenses:
General and administrative	4,687,030	5,118,711	(431,681)	(8)%
Research and development	3,726,143	8,287,294	(4,561,151)	(55)%
Royalty expense	—	7,674	(7,674)	(100)%
Total operating expenses	8,413,173	13,413,679	(4,992,832)	(37)%
Loss from operations	(8,408,918)	(13,381,939)	4,973,021	(37)%
Other income (expense)
Sale of royalty and milestone rights, net	—	20,379,376	(20,379,376)	(100)%
Other income (expense), net	14,128	(842,137)	856,265	(102)%
Net income (loss)	$(8,394,790)	$6,155,300	$(14,550,090)	(236)%
Other comprehensive income (loss):
Foreign currency translation adjustments	25,983	(24,664)	50,647	(205)%
Comprehensive income (loss)	$(8,368,807)	$6,130,636	$(14,499,443)	(237)%

Revenues
Revenues for the six months ended June 30, 2025 and June 30, 2024 are related to our license agreement with Organon to commercialize XACIATO. From and after April 1, 2024, any revenue we recognize under such license agreement will be recognized as non-cash royalty revenue. See "—Financial Overview—Revenue," above for information. An adjustment for lower actual royalty revenue than we previously estimated for the three months ended March 31, 2025 resulted in lower non-cash royalty revenue reported for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. See “—Financial Overview—Revenue,” above.
General and administrative expenses
The decrease of approximately $0.4 million in general and administrative expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to decreases in stock-based compensation expense of approximately $0.4 million and personnel costs of approximately $0.3 million. Such decreases were partially offset by increased professional services expense of approximately $0.2 million.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Direct program costs:
Ovaprene (1)	$2,812,101	$5,163,358	$(2,351,257)	(46)%
Sildenafil Cream, 3.6%	261,270	1,166,510	(905,240)	(78)%
Other advanced clinical stage programs (1)	1,466,051	845,304	620,747	73%
Phase 1 and Phase 1-ready clinical stage programs (1)	1,125,342	434,443	690,899	159%
Preclinical stage programs (1)	2,767,058	2,678,222	88,836	3%
Other development programs	—	22,926	(22,926)	(100)%
Contra R&D expenses (2)	(6,399,167)	(4,647,358)	(1,751,809)	38%
Total direct program costs	2,032,655	5,663,405	(3,630,750)	(64)%
Indirect costs:
Personnel-related (including stock compensation)	2,701,684	2,965,149	(263,465)	(9)%
Outside services (including consulting)	10,447	4,565	5,882	129%
Facilities-related (including depreciation)	36,714	43,633	(6,919)	(16)%
Other indirect R&D costs	152,035	111,979	40,056	36%
Contra R&D expenses	(1,207,392)	(501,437)	(705,955)	141%
Total indirect R&D costs	1,693,488	2,623,889	(930,401)	(35)%
Total R&D expenses	$3,726,143	$8,287,294	$(4,561,151)	(55)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (2) below.
2.These contra R&D expenses were recognized as follows for the six months ended June 30, 2025 and 2024: (a) Ovaprene, $0.9 million, and $0, respectively; (b) other advanced clinical stage programs, $1.5 million and $0 respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.2 million and $0.5 million, respectively; and (d) preclinical stage programs, $3.8 million and $4.1 million, respectively.

The decrease of approximately $4.6 million in R&D expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to (i) an increase in contra R&D expenses, (ii) a decrease in manufacturing costs related to Ovaprene, and (iii) a decrease in costs related to development activities for Sildenafil Cream, partially offset by increases in costs related to development activities for (A) our Phase 1 and Phase 1-ready clinical stage programs —primarily attributable to our DARE-PTB1 program, and (B) our other advanced clinical stage programs —primarily attributable to our DARE-HPV program. Contra R&D expenses for the six months ended June 30, 2025 and 2024 primarily offset direct program costs for DARE-LARC1.

Royalty expenses
Royalty expenses for the six months ended June 30, 2024 related to our license agreement with MilanaPharm and our royalty interest financing agreement with UiE.
Other income (expense)
Sale of royalty and milestone rights, net
The decrease of $20.4 million in other income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was due to the proceeds we received in April 2024 under the Royalty Purchase Agreements we entered into with XOMA, $22.0 million of which was recorded as income, net of approximately $1.6 million in transaction costs. See Note 8 “Royalty Purchase Agreements” to the accompanying condensed consolidated financial statements.
Other income (expense), net
The increase of $0.9 million in other income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a loss on the disposal of a fixed asset of $0.6 million recorded in the prior year period and the receipt in the current year of approximately $0.2 million of employee retention credits for applications filed during 2023.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
In the near term, we plan to focus primarily on: (a) our ongoing Ovaprene Phase 3 study; (b) executing against our Section 503B compounding and consumer health products business strategies, with a focus on DARE to PLAY Sildenafil Cream, DARE-HRT1 and two vaginal probiotics; and (c) advancing the development of product candidates for which the costs are being supported by non-dilutive grant or other award funding, in particular DARE-LARC1 and DARE-HPV. We will also continue engagement with the FDA to align on the Phase 3 program for Sildenafil Cream and will continue to work on the development of our other clinical and preclinical-stage programs. For additional information, see “Recent Events” above and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements.
At June 30, 2025, our cash and cash equivalents were approximately $5.0 million, and our working capital deficit was approximately $12.6 million. All of our cash and cash equivalents at June 30, 2025 represented funds received under grant agreements that may be applied solely toward direct costs for the funded project under those grant agreements, other than an approximately 5% to 22% indirect cost allowance, and as of June 30, 2025, our deferred grant funding liability was approximately $12.3 million, substantially all of which consisted of funds intended to support the DARE-LARC1 program, the Ovaprene Phase 3 clinical study, and the DARE-HPV program. For more information about these grant agreements, see "—Contractual Obligations and Other Commitments—Grant Agreements" below, Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2024 10-K, and Note 10 "Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying condensed consolidated financial statements.
While the $17.6 million of net proceeds we received from sales of our common stock and the $6.0 million in grant funding we received after June 30, 2025 mitigated our near-term liquidity risk, we will require additional capital to advance the development programs in our pipeline that are not currently being supported by non-dilutive grant or other award funding, to enable further investment across our entire portfolio of product candidates, and to support our long-term operating plans. We will continue to evaluate and may pursue various capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. Our ability to obtain additional capital, and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within our control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to us and our stockholders. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our product candidate programs and/or reduce expenses.

At June 30, 2025, our accumulated deficit was approximately $183.7 million, and we had a net loss of approximately $8.4 million and negative cash flows from operations of approximately $10.9 million for the six months ended June 30, 2025. Because we are in the early stages of executing against our Section 503B compounding and consumer health products business strategies and, as an organization, we have no experience in or infrastructure for commercializing products, both the timing and amount of potential revenue we may generate remain uncertain. As a result, we may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance our operations or achieve profitability. Based on our current analysis of the conditions described above, there is substantial doubt about our ability to continue as a going concern within the 12-month period from the issuance date of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
We expect our operating expenses will increase substantially in the future as we continue to develop and seek FDA approval for our product candidates and expand our capabilities to support our 503B compounding and consumer health business strategies. Our future capital requirements are difficult to predict because they will depend on many factors that are highly variable and difficult to predict, including, but not limited to, those discussed in the risk factor in Part I, Item 1A of our 2024 10-K titled, “Risks Related to Our Financial Position and Capital Needs.”
Capital Resources
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an ATM offering under which Stifel acts as our agent. We sold no shares of our common stock under this agreement during the six months ended June 30, 2025. We sold 4,329,116 shares of our common stock under this agreement subsequent to June 30, 2025 and received net proceeds of approximately $17.6 million. Shares of our common stock sold under the sales agreement are offered and sold under our shelf registration statement on Form S-3 (File No. 333-278380), declared effective by the SEC on May 10, 2024, the base prospectus included therein and the prospectus supplement thereto dated May 10, 2024 relating to the offering of up to $18.1 million of shares of our common stock, and any subsequent prospectus supplement related to the offering of shares of our common stock under the sales agreement. Because the market value of our outstanding shares of common stock held by non-affiliates, or our public float, is less than $75.0 million, our use of our shelf registration statement is currently limited by what is known as the SEC’s “baby shelf rule” to one-third of our public float in any 12-month period. Because of the "baby shelf rule" and based on sales of shares of our common stock under our ATM sales agreement after June 30, 2025, for approximately the next 12 months, we do not expect to sell any additional shares under our ATM sales agreement unless and until our public float exceeds approximately $54.0 million, as determined in accordance with SEC rules.
We have a purchase agreement with Lincoln Park under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on November 27, 2024. See Note 5 "Stockholders' Equity—Equity Line" to the accompanying condensed consolidated financial statements for additional information. We sold 330,000 shares of our common stock under this purchase agreement during the six months ended June 30, 2025 and received net proceeds of approximately $0.9 million. We sold 120,000 shares of our common stock under this agreement subsequent to June 30, 2025 and received net proceeds of approximately $0.3 million.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(10,887,999)	$6,091,723
Net cash used in investing activities	(3,935)	(292,522)
Net cash provided by financing activities	202,783	129,398
Effect of exchange rate changes on cash and cash equivalents	25,983	(24,663)
Net (decrease) increase in cash and cash equivalents	$(10,663,168)	$5,903,936
Net cash (used in) provided by operating activities
Net cash used in operating activities of $10.9 million for the six months ended June 30, 2025 was primarily due to our net loss of $8.4 million and changes in operating assets and liabilities, offset by non-cash items such as depreciation and amortization expense, stock-based compensation expense, and our operating lease right-of-use asset. Net cash used by changes in operating assets and liabilities resulted primarily from decreases of $4.2 million in our deferred grant funding liability, $0.4 million in accrued expenses, and $0.3 million in operating lease liability, offset by increases of $0.5 million in prepaid expenses, $0.2 million in accounts payable, and $0.3 million in interest payable.
Net cash provided by operating activities of $6.1 million for the six months ended June 30, 2024 was primarily due to our net income of $6.2 million and non-cash items such as stock-based compensation expense and loss on disposal of property and equipment, offset by changes in operating assets and liabilities. Our net income for the six months ended June 30, 2024 was positively impacted by the approximately $20.4 million of net proceeds we received from the sale in April 2024 of our rights to future royalty and milestone payments and revenue to XOMA. See Note 8 "Royalty Purchase Agreements" to the accompanying condensed consolidated financial statements. Net cash used by changes in operating assets and liabilities resulted primarily from decreases of $2.8 million in our deferred grant funding liability, $1.5 million in accounts payable, and $1.4 million in accrued expenses, offset by increases of $2.6 million in prepaid expenses and $0.6 million in deposits.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2025 and 2024 related to purchases of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of net proceeds from the sales of our common stock under our purchase agreement with Lincoln Park of approximately $0.9 million partially offset by payments on (i) our facility finance lease of approximately $0.5 million and (ii) insurance premium financing of approximately $0.3 million.

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of approximately $0.4 million in net proceeds from the sales of our common stock under our ATM sales agreement, partially offset by payments on insurance premium financing of approximately $0.3 million and amounts due to UiE under our royalty interest financing agreement of approximately $24,000.
Contractual Obligations and Other Commitments
License and Royalty Agreements
We have assembled our pipeline primarily through acquisitions, in-license agreements, and other collaborations. We agreed to make royalty and milestone payments, and in some cases annual license fee payments, under the license and development agreements related to XACIATO, Ovaprene, and Sildenafil Cream and under other agreements related to our other clinical and preclinical candidates. For information about these obligations see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying condensed consolidated financial statements. The amount and timing of most of these payments are difficult to predict because the timing of milestone payments for pre-commercial programs generally depends on the progress of and success in development of a particular program, which is subject to many risks and uncertainties as discussed elsewhere in this report and difficult to predict, and the timing and amount of royalty and milestone payments related to commercial products generally depends on their commercial success, which may, as it is with XACIATO, be out of our control.
During the remainder of 2025, based on our current expectations regarding the progress of development of our product candidates and sales of XACIATO and DARE to PLAY Sildenafil Cream, we expect such payments to upstream licensors to be immaterial. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying condensed consolidated financial statements. With respect to DARE to PLAY Sildenafil Cream, for at least the first twelve months following its market introduction, we anticipate a mid single-digit royalty payment obligation to our upstream licensor on annual net sales.
Grant Agreements
For information regarding our grant agreements with the Foundation, see "—Deferred Grant Funding," above, Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2024 10-K, and Note 10 "Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying condensed consolidated financial statements.
Royalty Purchase Agreements with XOMA
In April 2024, we entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (which, together, we refer to as the Royalty Purchase Agreements) pursuant to which we sold our right, title and interest in the following to XOMA: (a) all of the royalties and potential milestone payments we would otherwise have the right to receive from and after April 1, 2024 under our exclusive license agreement with Organon based on net sales of XACIATO, net of our obligations to upstream licensors and UiE (such net amount we refer to as the Purchased Receivables); (b) a portion of a potential future $20.0 million payment from Bayer under our license agreement relating to Ovaprene and a portion of future net sales of Ovaprene; and (c) a portion of future net sales of Sildenafil Cream and DARE to PLAY Sildenafil Cream (such amounts described in the foregoing clauses (b) and (c) we collectively refer to as the Revenue Participation Right). We received $22.0 million from XOMA in connection with entering into the Royalty Purchase Agreements. If XOMA receives total payments equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements.
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

In connection with the synthetic royalty purchase agreement, we granted to XOMA a security interest in certain product assets related to Ovaprene, Sildenafil Cream and DARE to PLAY Sildenafil Cream. The Royalty Purchase Agreements include covenants that limit or restrict our ability to incur indebtedness or liens related to the Purchased Receivables, the Revenue Participation Right, and certain product assets related to Ovaprene and Sildenafil Cream (except pursuant to a suitable intercreditor agreement).
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
Leases
We have two operating leases for our laboratory and office spaces that expire in 2026 and 2027, respectively. As of June 30, 2025, we had future minimum lease payments under these leases of $1.1 million, $0.6 million of which is classified as current and $0.4 million of which is classified as long-term, the remainder of which represents future interest payments. We have one finance lease for our clean room space that expires in 2026. As of June 30, 2025, we had future minimum lease payments under this lease of $2.1 million, $1.8 million of which is classified as current and $0.2 million of which is classified as long-term, the remainder of which represents future interest payments. For additional information on our lease obligations, See Note 6 "Leases" to the accompanying condensed consolidated financial statements.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2025 at the reasonable assurance level.
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
We were not in compliance with the stockholders’ equity rule or the market value of listed securities rule from August 2024 until July 24, 2025, and we were not in compliance with the minimum bid price rule from July 2023 until July 2024 and from December 2022 until January 2023. Although we regained compliance with the applicable rule in each instance, but there can be no assurance that we will continue to satisfy those or other continued listing requirements and maintain the listing of our common stock on the Nasdaq Capital Market.
When Nasdaq confirmed that we regained compliance with the stockholders’ equity rule on July 24, 2025, Nasdaq also informed us that, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a mandatory panel monitor for a period of one year from July 24, 2025, and that if, within that one-year period, the Nasdaq Listing Qualifications Staff, or the Staff, determines that we are out of compliance with the stockholders’ equity rule, the Staff will issue a delist determination letter and we will have an opportunity to request a new hearing with Nasdaq’s Hearings Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant additional time for us to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). The foregoing would limit our ability to regain compliance with the stockholders’ equity rule, and increases the likelihood that our common stock may be delisted, in the event we were to become non-compliant with the stockholders’ equity rule during the one-year monitoring period.
The suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason, could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason, may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    On October 21, 2024, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. During the period from April 1, 2025 to June 30, 2025, we sold 180,000 shares of our common stock to Lincoln Park under that purchase agreement for aggregate gross proceeds of approximately $0.5 million. For additional information regarding our purchase agreement with Lincoln Park, see Note 4 “Stockholders’ Equity” to the accompanying condensed consolidated financial statements. Lincoln Park represented to us, among other things, that it is an “accredited investor” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to Lincoln Park under the purchase agreement were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the period from April 1, 2025 to June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Amendment No. 1 to Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	7/9/2025	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: August 14, 2025	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 14, 2025	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)