Form 10-Q
period 2025-09-30
Dare Bioscience, Inc.
filed 2025-11-13
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 12, 2025, 14,289,229 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, in particular “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. Financial Information, and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected revenue, funding and expenses, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” "can," “plan,” “potential,” “predict,” “seek,” "pursue," “should,” “would,” “accelerate,” "project,” “target,” “aim,” or the negative version of these words and similar expressions.
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
•Termination by a collaborator of our respective out-license agreements for commercialization of XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO, and Ovaprene®, or, in the case of Ovaprene, a decision by the collaborator not to make the license grant fully effective following its review of the results of the ongoing pivotal clinical trial of Ovaprene;

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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$23,075,261	$15,698,174
Other receivables	369,157	229,982
Prepaid expenses	1,506,603	2,519,707
Other current assets	53,159	—
Total current assets	25,004,180	18,447,863
Property and equipment, net	1,657,255	1,335,732
Operating lease right-of-use assets	824,693	1,206,942
Finance lease right-of-use asset	2,244,073	—
Other non-current assets	1,018,373	1,110,594
Total assets	$30,748,574	$22,101,131
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,844,862	$1,455,832
Accrued expenses	2,324,931	3,042,918
Deferred grant funding	14,557,265	16,561,625
Current portion of liability related to the sale of future royalties	10,542	4,054
Current portion of lease liabilities, operating	609,224	548,638
Current portion of lease liability, finance	1,869,570	—
Total current liabilities	21,216,394	21,613,067
Deferred revenue, non-current	1,000,000	1,000,000
Liability related to the sale of future royalties, net	5,220,525	4,745,770
Lease liabilities long-term, operating	288,566	754,383
Lease liability long-term, finance	165,186	—
Total liabilities	27,890,671	28,113,220
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 13,929,502 and 8,700,386 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,393	870
Additional paid-in capital	190,499,662	169,705,480
Accumulated other comprehensive loss	(395,966)	(428,809)
Accumulated deficit	(187,247,186)	(175,289,630)
Total stockholders' equity (deficit)	2,857,903	(6,012,089)
Total liabilities and stockholders' equity (deficit)	$30,748,574	$22,101,131

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Royalty revenue	$2,262	$41,691	$6,517	$73,431
Total revenue	2,262	41,691	6,517	73,431
Operating expenses
General and administrative	2,499,242	2,041,268	7,186,272	7,159,979
Research and development	1,175,168	2,681,772	4,901,311	10,969,066
Royalty expense	—	—	—	7,674
Total operating expenses	3,674,410	4,723,040	12,087,583	18,136,719
Loss from operations	(3,672,148)	(4,681,349)	(12,081,066)	(18,063,288)
Other income (expense)
Sale of royalty and milestone rights, net	—	—	—	20,379,376
Other income (expense), net	109,382	(21,152)	123,510	(863,289)
Net income (loss)	$(3,562,766)	$(4,702,501)	$(11,957,556)	$1,452,799
Foreign currency translation adjustments	6,860	22,935	32,843	(1,729)
Comprehensive income (loss)	$(3,555,906)	$(4,679,566)	$(11,924,713)	$1,451,070
Income (loss) per common share:
Basic	$(0.28)	$(0.55)	$(1.18)	$0.17
Diluted	$(0.28)	$(0.55)	$(1.18)	$0.17
Weighted average number of shares outstanding:
Basic	12,755,112	8,534,433	10,143,078	8,656,856
Diluted	12,755,112	8,534,433	10,143,078	8,683,610

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Nine Months Ended September 30, 2025
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2024	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)
Stock-based compensation	—	—	377,357	—	—	377,357
Issuance of common stock, net of issuance costs	150,000	15	436,233	—	—	436,248
Net loss	—	—	—	—	(4,378,307)	(4,378,307)
Foreign currency translation adjustments	—	—	—	13,090	—	13,090
Balance at March 31, 2025	8,850,386	$885	$170,519,070	$(415,719)	$(179,667,937)	$(9,563,701)
Stock-based compensation	—	—	359,018	—	—	359,018
Issuance of common stock, net of issuance costs	180,000	18	474,995	—	—	475,013
Net loss	—	—	—	—	(4,016,483)	(4,016,483)
Foreign currency translation adjustments	—	—	—	12,893	—	12,893
Balance at June 30, 2025	9,030,386	$903	$171,353,083	$(402,826)	$(183,684,420)	$(12,733,260)
Stock-based compensation	—	—	403,027	—	—	403,027
Issuance of common stock, net of issuance costs	4,899,116	490	18,743,552	—	—	18,744,042
Net loss	—	—	—	—	(3,562,766)	(3,562,766)
Foreign currency translation adjustments	—	—	—	6,860	—	6,860
Balance at September 30, 2025	13,929,502	$1,393	$190,499,662	$(395,966)	$(187,247,186)	$2,857,903

See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Nine Months Ended September 30, 2024
			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	deficit
Balance at December 31, 2023	8,331,161	$833	$166,548,454	$(360,896)	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	627,700	—	—	627,700
Issuance of common stock, net of issuance costs	50,664	5	215,108	—	—	215,113
Net loss	—	—	—	—	(6,755,356)	(6,755,356)
Foreign currency translation adjustments	—	—	—	(39,227)	—	(39,227)
Balance at March 31, 2024	8,381,825	$838	$167,391,262	$(400,123)	$(177,991,387)	$(10,999,410)
Stock-based compensation	—	—	562,719	—	—	562,719
Issuance of common stock, net of issuance costs	42,583	4	182,974	—	—	182,978
Reverse stock split adjustment	121,953	12	(12)	—	—	—
Net income	—	—	—	—	12,910,656	12,910,656
Foreign currency translation adjustments	—	—	—	14,563	—	14,563
Balance at June 30, 2024	8,546,361	$854	$168,136,943	$(385,560)	$(165,080,731)	$2,671,506
Stock-based compensation	—	—	523,577	—	—	523,577
Reverse stock split adjustment	3	—	—	—	—	—
Net income	—	—	—	—	(4,702,501)	(4,702,501)
Foreign currency translation adjustments	—	—	—	22,935	—	22,935
Balance at September 30, 2024	8,546,364	$854	$168,660,520	$(362,625)	$(169,783,232)	$(1,484,483)
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(11,957,556)	$1,452,799
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,100,091	35,957
Deferred financing cost amortization	135,873	21,875
Right-of-use asset - operating lease	382,249	350,112
Stock-based compensation expense	1,139,402	1,713,996
Loss on disposal of property and equipment	—	600,000
Non-cash royalty revenue related to sale of future royalties	(4,457)	(63,725)
Non-cash interest expense	187,693	256,295
Changes in operating assets and liabilities:
Other receivables	(139,175)	430,325
Prepaid expenses	554,256	2,923,497
Other current assets	(53,159)	—
Other non-current assets	(43,652)	(48,285)
Operating lease liability	(405,232)	(359,171)
Accounts payable	366,126	(2,336,871)
Accrued expenses	(1,006,238)	(1,207,805)
Interest payable	418,007	385,432
Deferred grant funding	(2,004,362)	(3,986,794)
Net cash (used in) provided by operating activities	(11,330,134)	167,637
Cash flows from investing activities
Purchases of property and equipment	(178,637)	(10,197)
Net cash used in investing activities	(178,637)	(10,197)
Cash flows from financing activities
Net proceeds from issuance of common stock	19,655,303	398,091
Repayment of liability on sale of future royalties	—	(1,910)
Issuance of note payable	486,720	561,663
Payments on note payable	(371,308)	(392,002)
Principal payments on financing lease	(917,700)	—
Net cash provided by financing activities	18,853,015	565,842
Effect of exchange rate changes on cash and cash equivalents and restricted cash	32,843	(1,729)
Net change in cash, cash equivalents and restricted cash	7,377,087	721,553
Cash and cash equivalents, beginning of period	15,998,174	10,811,056
Cash and cash equivalents, end of period	$23,375,261	$11,532,609
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	23,075,261	11,232,609
Restricted cash included in other non-current assets	300,000	300,000
Total cash, cash equivalents and restricted cash	$23,375,261	$11,532,609
Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for new operating lease liabilities, net	$—	$358,315
Additions to property and equipment and reduction of deposits	$—	$676,041
Financing right-of-use assets obtained in exchange for new financing lease liabilities	$2,832,457	$—
Prepaid rent reclassified to finance lease right-of-use asset	$458,850	$—
Additions to property and equipment included in accrued expenses and accounts payable	$195,743	$—
See accompanying notes.

Daré Bioscience, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Daré Bioscience, Inc. is a purpose-driven health biotech company solely focused on closing the gap in women's health between promising science and real solutions. Daré Bioscience, Inc. and its wholly-owned subsidiaries operate in one segment. In this report, the “Company” refers collectively to Daré Bioscience, Inc. and its wholly-owned subsidiaries, unless otherwise stated or the context otherwise requires.
The Company began assembling its diverse portfolio of assets in 2017 through acquisitions, exclusive in-licenses and other collaborations. The Company's programs target unmet needs in women's health, primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health and menopause, and aim to enhance outcomes and convenience.
The Company’s operations have historically focused on research and development activities to advance its product candidates through clinical development and regulatory approval. While research and development remain an important part of the Company's strategy, the Company announced in March 2025 an expansion of its business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, the Company is pursuing both traditional FDA approval and earlier market access via outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act (FDCA), which may compound and distribute certain drugs without patient-specific prescriptions. This dual-path approach reflects a shift in the Company’s operational priorities and resource allocation toward commercial execution, including partnerships and product distribution via Section 503B outsourcing facilities and select consumer health channels. The Company uses the term "Section 503B compounding" to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA, without patient-specific prescriptions in accordance with Section 503B of the FDCA. In addition to prescription-based offerings — both FDA-approved products and compounded drugs— the Company intends to bring to market select consumer health products that do not require a physician’s prescription.
The Company's portfolio of product candidates includes drug and drug/device product candidates and potential product candidates in various stages of development, from preclinical through a Phase 3 clinical study, and will require review and approval from the U.S. Food and Drug Administration (FDA), or a comparable foreign regulatory authority, prior to being marketed and sold.
The first FDA-approved product to emerge from the Company's portfolio is XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO. In 2022, the Company licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO to an affiliate of Organon & Co., Organon International GmbH, or Organon. In January 2024, Organon announced that XACIATO was available nationwide in the U.S. In April 2024, the Company sold its rights to all royalty and potential milestone payments based on net sales of XACIATO under its agreement with Organon, net of its obligations to certain third parties, to XOMA (US) LLC, or XOMA, until XOMA receives a specified return on its investment, after which the Company will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.
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
Going Concern
At September 30, 2025, the Company had unrestricted cash and cash equivalents of approximately $23.1 million and working capital of approximately $3.8 million. A majority of the Company's unrestricted cash and cash equivalents at September 30, 2025 represented funds received under grant agreements that may be applied solely toward direct costs for the funded projects under those grant agreements, other than an approximately 5% to 22% indirect cost allowance, and as of September 30, 2025, the Company's deferred grant funding liability was approximately $14.6 million. See Note 10, Grant Awards.
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
The Company has a history of losses from operations, net losses and negative cash flows from operations. At September 30, 2025, the Company had an accumulated deficit of approximately $187.2 million and the Company incurred a net loss of approximately $12.0 million and had negative cash flow from operations of approximately $11.3 million for the nine months ended September 30, 2025. Because the Company is in the early stages of executing against its Section 503B compounding and consumer health products business strategies and, as an organization, the Company has no experience in or infrastructure for commercializing products, both the timing and amount of potential revenue the Company may generate remain uncertain. As a result, the Company may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance its operations or achieve profitability. Based on the Company’s current analysis of the conditions described above, there is substantial doubt about the Company's ability to continue as a going concern within the 12 month period from the issuance date of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
Segment Information
Operating segments are defined as components of an enterprise about which discrete financial information is available for evaluation by the Chief Operating Decision Maker, or CODM, or decision-making group in making decisions on how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer, or CEO. The CEO views the Company's operations and manages its business as one reportable and operating segment, Women's Health. See Note 12, Segment Information, for additional information.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of September 30, 2025, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's condensed consolidated balance sheet.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, management's judgments with respect to its revenue arrangement, liability related to the sale of future royalties, valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates and could materially affect the reported amounts of assets, liabilities and future operating results.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of September 30, 2025 and December 31, 2024. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of September 30, 2025 or December 31, 2024.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2025
Current assets:
Cash equivalents (1)	$22,693,988	$—	$—	$22,693,988
Balance at December 31, 2024
Current assets:
Cash equivalents (1)	$15,283,784	$—	$—	$15,283,784
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
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In March 2022, the Company entered into an exclusive license agreement with Organon which became effective in June 2022, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. As of September 30, 2025, the Company has received a total of $12.8 million in non-refundable payments, all of which have been recorded as license fee revenue in historical periods.

Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of a $1.0 million payment in connection with the license agreement amendment and a $1.8 million milestone payment, both of which occurred in 2023, the transaction price was $12.8 million as of September 30, 2025.
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
The Company concluded there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. The $1.0 million upfront payment will be recorded as license revenue at the earlier of (i) the point in time the Company receives the $20.0 million fee, the license is transferred to Bayer and Bayer is able to use and benefit from the license and (ii) the termination of the agreement. As of September 30, 2025, neither of the foregoing had occurred. The $1.0 million payment is recorded as long-term deferred license revenue in the Company's condensed consolidated balance sheets at September 30, 2025 and December 31, 2024.

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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of September 30, 2025, no payments had been made under the Douglas agreement.

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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of September 30, 2025, no payments have been made under this agreement.
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
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement, the Company’s board of directors elected to pay a portion of these milestone payments in shares of the Company’s common stock, and in September 2021, the Company issued approximately 58,334 shares of its common stock to former stockholders of MBI and paid $75,000 in cash to the stockholders’ representative in satisfaction of the $1.25 million in milestone payments associated with milestones achieved in June 2021. As of September 30, 2025, no additional payments have been made under this agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of September 30, 2025.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of September 30, 2025, no payments have been made under this agreement.
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

Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of September 30, 2025; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party. As of September 30, 2025, no such payments have been made under this agreement.
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

If the Company sublicenses its rights under the agreement, in lieu of royalty payments to ADVA-Tec, ADVA-Tec is eligible to receive a double-digit percentage of sublicense revenue received by the Company during the royalty term; provided, however, that for sublicense revenue the Company receives prior to the first commercial sale of a licensed product that represents an upfront payment or license fee due on or around the effective date of the sublicense, ADVA-Tec is eligible to receive a single-digit percentage of that sublicense revenue. As of September 30, 2025, only the $1.2 million in aggregate milestone payments noted above have been made.
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
In connection with entering into the purchase agreement, the Company issued 137,614 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder. During the nine months ended September 30, 2025, the Company sold 900,000 shares of common stock under this agreement for net proceeds of approximately $2.0 million.

March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under this agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate this agreement with respect to Cantor. During the nine months ended September 30, 2025, the Company sold 4,329,116 shares of common stock under this agreement for aggregate gross proceeds of approximately $18.0 million, resulting in aggregate proceeds of approximately $17.6 million, net of commissions and other offering expenses of approximately $0.4 million. During the nine months ended September 30, 2024, the Company sold 93,247 shares of common stock under this agreement for aggregate gross proceeds of approximately $0.4 million, resulting in aggregate proceeds of approximately $0.4 million, net of commissions and other offering expenses of approximately $9,000.
Common Stock Warrants
December 2023 Warrant
In connection with the royalty interest financing agreement the Company entered into in December 2023 (see Note 7, Royalty Interest Financing), the Company issued a warrant to purchase up to an aggregate of 422,805 shares of the Company's common stock. The warrant has a term of five years from the date of issuance and an exercise price of $4.10 per share, subject to customary adjustment for stock splits and similar transactions. The holder (together with its affiliates) may not exercise any portion of the warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrant includes certain rights in favor of the holder upon a “fundamental transaction” as described in the warrant, including the right of the holder to receive from the Company or the successor entity the number of shares of common stock of the Company or the successor entity that would have been issuable upon exercise of the warrant immediately prior to such transaction and any additional consideration receivable as a result of such transaction by the Company's stockholders, without regard to any limitation on the exercise of the warrant. The warrant may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the warrant, then in lieu of paying the exercise price in cash, the holder may elect to exercise on a cashless basis. The warrant was deemed to be an equity classified warrant and recorded as additional paid in capital. As of September 30, 2025, no portion of the warrant had been exercised.
September 2023 Warrants
In connection with a registered direct offering completed in September 2023, the Company issued warrants to purchase up to an aggregate of 845,225 shares of the Company's common stock. The warrants became exercisable on March 1, 2024, expire March 1, 2029 and have an exercise price of $9.11 per share, subject to customary adjustment for stock splits and similar transactions. A holder (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company's outstanding common stock immediately after exercise. The warrants include certain rights in favor of the holders upon a “fundamental transaction” as described in the warrants, including the right of the holders to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrants on the date of the consummation of such fundamental transaction. As of September 30, 2025, none of the warrants have been exercised.
Summary of Warrant Activity
A summary of warrant activity during the nine months ended September 30, 2025 is presented below:

	Common Stock
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2024,	1,268,572	$7.49	4.10	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable September 30, 2025,	1,268,572	$7.49	3.35	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, became effective in April 2014, but no offering period has been initiated thereunder since January 2017. In June 2024, the Company's board of directors suspended the ESPP. There was no stock-based compensation related to the ESPP for the nine months ended September 30, 2025 or 2024.
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
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders on June 23, 2022, and became effective as of that date. In April 2025, the Company's board of directors approved an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance thereunder by 600,000, which was subsequently approved by the Company's stockholders on July 9, 2025. The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
As of September 30, 2025, the number of shares of common stock authorized for issuance under the 2022 Plan was 1,949,085, which is the sum of:
(a)540,043 shares available for awards that may be granted under the 2022 Plan, plus
(b)1,015,783 shares underlying awards granted under the 2022 Plan, plus
(c)393,259 shares underlying awards granted under the Amended 2014 Plan, which if they expire, terminate or are otherwise forfeited will become available for issuance under the 2022 Plan.
Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the nine months ended September 30, 2025. The exercise price of all options granted during the nine months ended September 30, 2025 was equal to the market value of the Company’s common stock on the date of grant. As of September 30, 2025, unamortized stock-based compensation expense of approximately $2.2 million will be amortized over a weighted average period of 1.15 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of September 30, 2025 was 540,043.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	883,334	$14.58
Granted	583,890
Exercised	—
Cancelled/forfeited	(765)
Expired	(57,417)
Outstanding at September 30, 2025	1,409,042	$9.41
Exercisable at September 30, 2025	695,529	$14.76
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $2.02 and $4.16, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$167,894	$200,231	$493,136	$623,752
General and administrative	$235,133	$323,346	$646,296	$1,090,244
Total	$403,027	$523,577	$1,139,432	$1,713,996
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
Aggregate Lease Information
The components of lease cost recorded in the Company's condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$202,000	$194,000	$626,000	$585,000
Finance lease cost
Amortization of finance lease	449,000	—	1,047,000	—
Interest on finance lease liability	48,000	—	120,000	—
Total lease cost	$699,000	$194,000	$1,793,000	$585,000
Maturities of the Company's finance and operating lease liabilities as of September 30, 2025 were as follows:

Year	Operating Leases	Finance Lease	Total
2025 (remaining)	$166,000	$459,000	$625,000
2026	680,000	1,652,000	2,332,000
2027	130,000	—	130,000
Total lease payments	976,000	2,111,000	3,087,000
Less: amount representing interest	(78,000)	(76,000)	(154,000)
Present value of lease liabilities	$898,000	$2,035,000	$2,933,000

The weighted-average remaining lease terms and discount rates related to the Company's leases were as follows:

	As of September 30,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	1.67	2.67
Finance lease	1.25	—
Weighted-average discount rate
Operating leases	10.5%	10.5%
Finance lease	9.5%	—%
Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$—	$—	$917,700	$—
Operating cash flows from finance lease	$48,000	$—	$120,000	$—
Operating cash flows from operating leases	$164,900	$160,200	$493,900	$478,700
7.    ROYALTY INTEREST FINANCING
In December 2023, the Company entered into a royalty interest financing agreement, or the Royalty Interest Agreement, with United in Endeavour, LLC, or UiE, under which UiE acquired a portion of the Company's royalty interest in XACIATO. The Company received $5.0 million from UiE when the parties entered into the Royalty Interest Agreement (the "Initial Investment"), and until December 31, 2026, the Company may, in its sole discretion, but subject to XOMA's prior written consent (see Note 8, Royalty Purchase Agreements), elect to receive three additional payments (each a "Supplemental Investment") from UiE of up to an aggregate of $7.0 million, for a total of up to $12.0 million.
Under the Royalty Interest Agreement, the Company agreed to make the following payments to UiE, until such time when UiE has received aggregate payments equaling a 12% internal rate of return (the “IRR”) on the Initial Investment and each Supplemental Investment, if any: (i) from December 21, 2023 through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the royalty payments generated and received by the Company on net sales of XACIATO by Organon have been deducted (the “Net Royalty Payments”), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from December 21, 2023 through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the milestone payments generated and received by the Company on net sales of XACIATO by Organon have been deducted. After December 31, 2029, the Company will be required to make certain additional payments to UiE to the extent UiE has not received payments equaling the IRR by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if UiE has not received payments equaling the IRR by December 31, 2035 and the Company has other sources of assets or income (besides XACIATO) sufficient to complete such payments, the Company has agreed to pay UiE quarterly payments evenly divided over a two-year term ("Catch-up Payments"), such that UiE will have obtained the IRR, taking into account all other payments received by UiE from the Company under the Royalty Interest Agreement. UiE’s right to receive payments will terminate when UiE has received payments in an amount equal to the IRR (such period of time is referred to as the "Financing Term"). Under the Royalty Interest Agreement, the Company has the right, at any time and from time to time, to make voluntary prepayments to UiE, and such payments will be credited against the IRR. In addition, the Company has the right at any time to pay in full and retire all of the Company's payment obligations to UiE by paying the full amount of the IRR (the "Call Payment"), calculated as of the date of payment of the Call Payment.

The Company evaluated the terms of the Royalty Interest Agreement and concluded that its features were similar to those of a debt instrument. As a result, the Company applied the debt recognition guidance under ASC 470, Debt, and recorded the Initial Investment as a liability related to the sale of future royalties, which will be amortized under the effective interest method over the estimated Financing Term. If the Company elects to receive additional Supplemental Investments, such additional Supplemental Investments will also be recorded as a liability related to the sale of future royalties when they are received and amortized under the interest method over the estimated remaining Financing Term. In addition, in accordance with ASC 470, Debt, any royalties and milestone payments received by or on behalf of the Company from Organon from and after the date of the Initial Investment are recorded as non-cash royalty revenue in the consolidated statements of operations as a reduction to the liability related to the sale of future royalties.
To determine the amortization of the liability related to the sale of future royalties, the Company is required to estimate the duration of the Financing Term and the total amount of future payments to UiE during the Financing Term. These estimates involve significant estimates and assumptions regarding future Net Royalty Payments that impact both the amount of the liability related to the sale of future royalties and the interest expense that will be recognized over the Financing Term. The Company will periodically reassess the estimated amounts due and payable to UiE and the duration of the Financing Term and to the extent the estimated amount or timing of such payments is materially different than the prior estimate, an adjustment will be recorded in future periods, prospectively, to increase or decrease interest expense. There are a number of factors that could materially affect XACIATO's commercial success, and therefore the amount and timing of the Company's payments to UiE, and correspondingly, the amount of interest expense and interest payable recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, the capabilities of Organon and its commitment of sufficient resources to market, distribute and sell the product; timely and adequate commercial supply of XACIATO and its components; perceived superiority of XACIATO's cure rates compared to other available treatments; patient satisfaction and willingness to use XACIATO again and refer it to others; price pressure given the high level of generic treatments and changes in health care laws and regulations; adequate coverage, pricing and reimbursement from third-party payors; and approval of new entrants, including alternative, non-antibiotic treatment options. These factors could result in increases or decreases to the length of the Financing Term and the total amount owed to UiE. During the three months ended September 30, 2025, based on Net Royalty Payments to date and other factors, the Company updated its forecast of Net Royalty Payments, resulting in an estimated Financing Term that is approximately 9.5 years longer than previously estimated, extending through 2037, and as of September 30, 2025, the effective interest rate on the liability related to the sale of future royalties is 12.8%. Under the current estimated Financing Term, the estimated total amount potentially owed to UiE would be approximately $22.0 million, substantially all of which would be paid as Catch-up Payments. However, as discussed above, the Company has the right to make voluntary prepayments to UiE that would be credited against the IRR, as well as the right to make the Call Payment, either of which actions could reduce the total amount owed to UiE, potentially materially.
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,805 shares of the Company’s common stock (see Note 4, Stockholders' Equity). In addition, for every $1.0 million of Supplemental Investment, the Company will issue to UiE a warrant to purchase 84,561 shares of common stock, for an aggregate of warrants to purchase up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”).
The Royalty Interest Agreement Warrants were deemed to be equity classified warrants and recorded as additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 4) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the liability related to the sale of future royalties since the date of the Initial Investment through the period indicated:

September 30, 2025
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(6,444)
Non-cash interest expense and interest payable associated with the sale of future royalties	1,348,124
Liability related to the sale of future royalties	$5,231,067
8.    ROYALTY PURCHASE AGREEMENTS
In April 2024, the Company entered into a traditional royalty purchase agreement (the "XACIATO RPA") and a synthetic royalty purchase agreement (the "Synthetic RPA and together with the XACIATO RPA, the “Royalty Purchase Agreements”) with XOMA pursuant to which XOMA paid $22.0 million to the Company. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to the Company, the “Contingent Purchase Price Payments”).
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
(b) 25% of the potential future $20.0 million payment that the Company would otherwise have the right to receive under the Company's license agreement with Bayer, if Bayer, in its sole discretion, elects to make the license granted thereunder effective following completion of the pivotal clinical trial of Ovaprene; and
(c) a synthetic royalty of 4.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of Ovaprene, and 2.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of Sildenafil Cream and DARE to PLAYTM Sildenafil Cream; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent Purchase Price Payments made to the Company, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (such amounts described in the foregoing clauses (b) and (c), collectively, the “Revenue Participation Right”).
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

9.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In each of July 2025 and 2024, the Company obtained financing for certain director and officer and other insurance premiums. The total premiums, taxes and fees financed each year was approximately $0.5 million and $0.6 million, respectively, with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreements and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. With respect to the financing obtained in July 2025, the Company will make monthly installment payments through March 20, 2026. With respect to the financing obtained in July 2024, the Company made monthly installment payments through April 20, 2025. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's condensed consolidated balance sheets. As of September 30, 2025, the Company's remaining obligation for the financing obtained in July 2025 was approximately $0.4 million. As of December 31, 2024, the Company's remaining obligation for the financing obtained in July 2024 was approximately $0.2 million. The Company had no remaining obligations for the financing obtained in July 2024 as of September 30, 2025.
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

Through September 30, 2025, the Company had received payments totaling $4.5 million under this award. The Company recorded credits to research and development expense of approximately $0.9 million and $2.2 million for costs related to this award for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025 and December 31, 2024, the Company recorded approximately $1.8 million and $0.6 million in deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
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
DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for the subsequent project year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID. The Company recorded credits to research and development expense of approximately $40,000 and $0.7 million for costs related to this award during the three and nine months ended September 30, 2025, respectively. The Company recorded a receivable of approximately $15,000 and $0 at September 30, 2025 and December 31, 2024, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.
DARE-PTB1
In December 2023, the Company received a notice of award from NICHD of approximately $2.0 million to support the development of DARE-PTB1. The award is to be used to support what is referred to as the "Phase II" segment of the project outlined in the Company's grant application. The Company recorded credits to research and development expense for costs related to this award of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company recorded a receivable of approximately $64,000 and $84,000, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.
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
The Company recorded credits to research and development expense of approximately $1.5 million and $3.0 million for costs related to this award for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025 and December 31, 2024, the Company had recorded approximately $2.2 million and $5.2 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
2024 Biotherapeutic Product Grant Agreement
In January 2024, the Company entered into an agreement with the Foundation under which the Company was awarded $750,000 to fund activities related to bacteria-based live biotherapeutic product development. The Company received the full amount of the award in January 2024. The Company recorded credits to research and development expense of approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. The grant period ended in November 2024. No further funds are available under this award.
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
As of September 30, 2025, the Company had received a cumulative total of approximately $37.8 million in non-dilutive funding under the agreement. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $2.4 million and $6.3 million for costs related to this award for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $4.8 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had recorded approximately $10.5 million and $10.8 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
See Note 13, Subsequent Events, for information regarding a payment received in October 2025 under this grant agreement.
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
The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,409,042	903,424	1,409,042	903,424
Warrants	1,268,572	1,268,572	1,268,572	1,241,818
Total	2,677,614	2,171,996	2,677,614	2,145,242
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

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Royalty revenue	$2,262	$41,691	$6,517	$73,431
Total revenue	2,262	41,691	6,517	73,431
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene	1,458,054	1,940,537	4,270,154	7,103,894
Sildenafil Cream (1)	417,543	(60,905)	678,813	1,105,605
Other advanced clinical stage programs	699,866	164,351	2,165,918	1,009,655
Phase 1 and Phase 1-ready clinical stage programs	269,641	91,847	1,394,982	526,291
Preclinical stage programs	2,111,045	554,677	4,878,104	3,232,899
Other development programs	—	1,206	—	24,132
Contra-R&D expenses	(4,314,481)	(1,152,437)	(10,713,647)	(5,799,795)
Total research and development direct program costs	641,668	1,539,276	2,674,324	7,202,681
Indirect costs:
Personnel-related (including stock-based compensation)	1,168,085	1,429,180	3,869,767	4,394,329
Other indirect costs	38,848	58,236	238,044	218,413
Contra R&D expenses	(673,433)	(344,920)	(1,880,824)	(846,357)
Total research and development indirect costs	533,500	1,142,496	2,226,987	3,766,385
General and administrative	2,499,242	2,041,268	7,186,272	7,159,979
Other operating expenses	—	—	—	7,674
Total segment operating expenses	3,674,410	4,723,040	12,087,583	18,136,719
Loss from operations	(3,672,148)	(4,681,349)	(12,081,066)	(18,063,288)
Sale of royalty and milestone rights, net	—	—	—	20,379,376
Interest expense	213,171	227,573	615,754	654,613
Interest income	(319,147)	(194,354)	(445,804)	(428,120)
Other income (expense), net	3,406	12,067	(293,460)	636,796
Net (loss) income	$(3,562,766)	$(4,702,501)	$(11,957,556)	$1,452,799

(1) For the three and nine months ended September 30, 2025, amount also includes expenses related to DARE to PLAY Sildenafil Cream.

13.    SUBSEQUENT EVENTS
Sales of Common Stock
Subsequent to September 30, 2025, the Company sold 360,000 shares of its common stock under its purchase agreement with Lincoln Park for aggregate gross proceeds of approximately $0.7 million, resulting in aggregate proceeds of approximately $0.7 million net of commissions and other offering expenses of approximately $29,000. For a discussion of the purchase agreement, see Note 4, Stockholder's Equity.
Receipt of Payment Under 2021 DARE-LARC1 Grant Agreement
In October 2025, the Company received a $4.0 million payment from the Foundation under the agreement the Company entered into in June 2021 to support the development of DARE-LARC1. For a discussion of this agreement, see Note 10, Grant Awards. Taking into account this payment, the Company has received a cumulative total of approximately $41.8 million of the up to $49.0 million in potential funding under this agreement.

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
Daré Bioscience® is a registered trademark of Daré Bioscience, Inc. and DARE to PLAY™, DARE to RESTORE™, and DARE to RECLAIM™ are trademarks of Daré Bioscience, Inc. with registration pending. Ovaprene® is a registered trademark licensed to Daré Bioscience, Inc. XACIATO® is a registered trademark of N.V. Organon. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.
Business Overview
We are a purpose-driven health biotech company solely focused on closing the gap in women's health between promising science and real-world solutions. Every innovation we advance is based in advanced science and backed by rigorous, peer-reviewed research. From contraception to menopause, pelvic pain to fertility, vaginal health to infectious disease, we’re closing critical gaps in care using science that serves her needs.
For decades, women have been told to “wait it out” or “live with it,” while innovations that could improve their quality of life languish in the regulatory or funding pipeline.
With growing awareness around menopause, sexual health, and vaginal health, the conversation is shifting. However, access to real, evidence-based solutions continues to lag. Daré was founded to change that. As a female-led health biotech company, we are accelerating the development of credible, science-based solutions that meet the high standards of clinical rigor – randomized, controlled trials; validated endpoints; peer-reviewed publications; and current Good Manufacturing Practice (cGMP) requirements.
We regularly hear from healthcare providers, researchers, and women themselves about the urgent need for expanded access to evidenced-based and convenient options. Our goal is to fulfill that need by bringing innovative products to market as soon as practicable, whether as FDA-approved therapies or through alternative regulatory pathways that enable earlier availability, such as Section 503B compounding. Through a pipeline of investigational products and near-commercial, alternative pathway products, we aim to close persistent gaps in care and deliver clinically meaningful advances that redefine standards in women’s health.
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

Beginning in the fourth quarter of 2025, we expect to initiate commercialization of DARE to PLAY Sildenafil Cream, which we also refer to as DARE to PLAY, a first-of-its-kind, topically applied formulation of sildenafil designed to improve female sexual arousal. The product will be made available in the United States through a Section 503B-registered outsourcing facility – a pathway that enables us to deliver clinically credible solutions directly to women through licensed prescribers and telehealth platforms. DARE to PLAY will address an area of women’s health that has been historically underserved and stigmatized, and be a first-of-its-kind product in that, to our knowledge, there are no other topical cream sildenafil products manufactured in accordance with cGMP requirements and supported by clinical data demonstrating increased genital blood flow within 10-15 minutes of application and improvements in arousal sensations using clinically validated and FDA-reviewed endpoints. We believe the product’s positioning – science-backed, evidence-driven, and female-focused – sets a new benchmark for credibility in the female sexual wellness category.
Following DARE to PLAY, we plan to expand our commercial portfolio with the introduction of our DARE to RESTORE product line, vaginal probiotic products designed to support vaginal microbiome balance. These offerings, which will not require a physician's prescription, align with our broader vision to integrate clinically credible, evidence-based products into women’s health routines, including select consumer health products.

Our near-term commercial initiatives are designed not only to drive revenue but also to create a self-reinforcing ecosystem for growth. The commercial experience, brand awareness, and provider engagement generated through these products can position us to efficiently introduce additional pipeline candidates, including potential future FDA-approved products. By pursuing a balanced strategy that integrates short-term commercial execution with long-term R&D investment, we aim to reduce reliance on dilutive capital and build a financially sustainable model for innovation in women’s health.

We are pursuing a capital-efficient path to commercialization that leverages targeted direct-to-consumer and healthcare professional marketing initiatives to build awareness of our women’s health portfolio, including digital campaigns, webinars, social media education, and advocacy programs. We do not have sales, marketing or distribution infrastructure, and currently, we do not intend to build our own sales force or marketing and distribution infrastructure. However, reflecting the shift in our business model, we have been and will be allocating resources to support commercial execution activities, including third-party manufacturing, market preparation, and strategic partnerships.
Our diverse portfolio of proprietary programs, assembled through acquisitions, exclusive in-licenses, and collaborations, targets product categories we believe represent meaningful opportunities to improve women's health and quality of life. These include contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health, and menopause.
Our business is subject to a number of risks common to biopharmaceutical companies and the process of developing, obtaining regulatory approvals for, and commercializing prescription drug and drug/device products in the United States and in foreign jurisdictions, is inherently uncertain, and requires the expenditure of substantial financial resources without any guarantee of success. See our discussion of many of these risks under the section entitled “Risk Factors” in Item 1A of Part I of our 2024 10-K and Part II of this report.
Section 503B Compounding
As discussed above, we are working to bring to market select proprietary formulations via Section 503B-registered outsourcing facilities. In assessing which of our proprietary formulations are candidates for Section 503B compounding, in addition to the drug substance(s) being on the FDA’s interim Category 1 list of bulk drug substances, we take into account whether we believe the formulation is ready for cGMP manufacturing at scale to meet potential demand and that the data from nonclinical and clinical studies of the formulation to date will be compelling to healthcare providers. We do not believe bringing those proprietary formulations to market via Section 503B compounding will negatively impact the regulatory process or commercial opportunity for an FDA-approved product utilizing the same proprietary formulation.

To execute our Section 503B compounding strategy, among other things, we have entered into and will need to maintain arrangements with one or more 503B-registered outsourcing facilities and other third parties with marketing, sales or distribution capabilities in the Section 503B market, and we intend to expand our collaborations, including by establishing relationships with telehealth platforms. We intend to focus our resources on provider-to-provider education about disease state and our proprietary formulations, leveraging online resources, including web-based ordering platforms and collaborations with telehealth platforms and other third parties. We do not plan to establish marketing, sales or distribution capabilities in order to bring our proprietary formulations to market under Section 503B.
When we use the term “Section 503B compounding” or “Section 503B,” we refer to the production and supply of compounded drugs by Section 503B-registered outsourcing facilities without patient-specific prescriptions in accordance with Section 503B of the FDCA.
DARE to PLAY™ Sildenafil Cream
Our proprietary topical cream formulation of sildenafil will be our first product to market under Section 503B. The compounded drug will be branded as DARE to PLAY Sildenafil Cream. We expect to have DARE to PLAY Sildenafil Cream to become available by prescription in the U.S. in December 2025 and to begin recording revenue from sales thereof in the fourth quarter of 2025, however, we do not expect the amount of such revenue, if any, to be material during 2025. Because we are in the early stages of executing against our Section 503B compounding strategy and, as an organization, we have no experience in or infrastructure for commercializing products, the amount of potential revenue we may generate during 2026 remains uncertain. We anticipate needing to invest no more than $1.0 million to launch DARE to PLAY Sildenafil Cream in 2025, which has been and will be utilized to support a 503B-registered outsourcing facility with technology-transfer activities specific to DARE to PLAY Sildenafil Cream, activate an awareness campaign, and facilitate access to DARE to PLAY Sildenafil Cream as an option for providers and women.

DARE to RECLAIM™ estradiol progesterone intravaginal ring

We are also taking action to bring our estradiol progesterone intravaginal ring to market under Section 503B. The compounded product will be branded as DARE to RECLAIM estradiol progesterone intravaginal ring. We are targeting to have DARE to RECLAIM estradiol progesterone intravaginal ring available, and to begin recording revenue from sales thereof, in early 2027. Because we are in the early stages of executing against our Section 503B compounding strategy and, as an organization, we have no experience in or infrastructure for commercializing products, the amount of potential revenue we may generate during 2027 remains uncertain. There are no FDA-approved products that provide estradiol and progesterone together in a non-oral monthly form.

Consumer Health Products - DARE to RESTORE™

We are also working to bring to market a line of consumer health products branded as the DARE to RESTORE family of products, designed to support vaginal microbiome balance. We have sourced vaginal probiotics from Europe that we are targeting to make available in the U.S. in the first quarter of 2026.

When we use the term “consumer health products,” we refer to consumer health products that can be obtained without a physician's prescription, unless the context otherwise requires.

Similar to our plans with respect to our Section 503B business strategy, we do not plan to establish marketing, sales or distribution capabilities in order to commercialize consumer health products, but rather we plan to pursue a capital-efficient path to market that leverages targeted direct-to-consumer and healthcare professional marketing initiatives to build awareness, including digital campaigns, webinars, social media education, and advocacy programs, as well as identify and enter into strategic agreements and collaborations with third parties with marketing, sales or distribution capabilities in the consumer health products market.

Product Candidates
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study, and will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed and sold. The most clinically advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study, whose U.S. commercial rights are under a license agreement with Bayer HealthCare LLC, or Bayer; Sildenafil Cream, 3.6%, or Sildenafil Cream, an investigational cream formulation of sildenafil, the active ingredient in Viagra®, for topical administration for the treatment of female sexual arousal disorder, or FSAD; DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes; DARE-VVA1, an investigational formulation of tamoxifen in a soft gelatin capsule for intravaginal administration as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse; and DARE-HPV, an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of genital human papillomavirus (HPV) infection in women as well as treatment of cervical intraepithelial neoplasia (also known as cervical dysplasia), and other HPV-related pathologies. See ITEM 1. BUSINESS in Part I of our 2024 10-K and “—Recent Events—Product Candidate Updates,” below, for additional information regarding our product candidates.
XACIATO®
The first FDA-approved product to emerge from our portfolio is XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). We achieved FDA approval of XACIATO three years after acquiring rights to the program. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In 2022, we licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO to an affiliate of Organon & Co., Organon International GmbH, or Organon. In January 2024, Organon announced that XACIATO was available nationwide in the U.S. In April 2024, we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon, net of our obligations to certain third parties, to XOMA (US) LLC, or XOMA, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon. See Note 3 “Strategic Agreements” and Note 8 “Royalty Purchase Agreements” to the condensed consolidated financial statements included in this report for information regarding our exclusive license agreement with Organon and our royalty purchase agreements with XOMA, respectively.
Recent Events
Product Candidate Updates
Ovaprene®
Enrollment is ongoing in our pivotal Phase 3 multi-center, single arm, non-comparative clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). We intend to maintain active recruitment at five study sites, supported by grant funding we received in November 2024. We currently anticipate enrollment will be completed in 2026, and plan to provide further updates regarding anticipated enrollment and study completion targets next year.
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

The Phase 3 study is being conducted, in part, under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services (HHS), as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development's (NICHD), part of the U.S. National Institutes of Health (NIH), and within the Contraceptive Clinical Trials Network (CCTN). In the first quarter of 2025, due to uncertainty regarding the future NICHD budget for the CRADA following U.S. federal policy changes and executive orders, we and NICHD agreed to pause recruitment of new participants at all 15 of the CCTN study sites then following enrolled participants to help ensure the CCTN sites would remain active for continued follow-up with those participants. We will not resume recruitment of participants at the CCTN sites. CCTN sites with ongoing subjects are expected to remain open to complete follow-up visits with those participants.
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
Recent Events
Receipt of Payments Under 2021 DARE-LARC1 Grant Agreement
In July and October 2025, we received payments of $6.0 million and $4.0 million, respectively, from the Gates Foundation, or the Foundation, under the agreement we entered into in June 2021 to support the development of DARE-LARC1, our preclinical-stage long-acting reversible personal contraceptive system, through nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA. For a discussion of this agreement, see Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements. Taking into account these payments, we have received a cumulative total of approximately $41.8 million of the up to approximately $49.0 million in potential funding under the grant agreement.
Nasdaq Listing
On July 24, 2025, we received a letter from the Nasdaq Office of General Counsel confirming that we had demonstrated compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule, and that we are therefore in compliance with the Nasdaq Capital Market's continued listing requirements. We are subject to a mandatory monitoring period of one-year from July 24, 2025, and if, within that one-year period, the Nasdaq Listing Qualifications Staff determines that we are out of compliance with the Stockholders' Equity Rule, the Staff will issue a delist determination letter and we will have an opportunity to request a new hearing with Nasdaq's Hearing Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant additional time for us to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). See the risk factor titled, There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market, in Item 1A of Part II of this report. Until we regained compliance with the Stockholders Equity Rule, we had not been in compliance with Nasdaq Listing Rule 5550(b) since August 2024.

Macroeconomic, Political, and Regulatory Uncertainty
Our business, financial condition, operating results, and our ability to raise additional capital may be adversely affected by evolving U.S. and global economic, political, and regulatory developments and conditions, such as inflation, trade disruptions and restrictive measures, including tariffs, high interest rates, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling, potential or prolonged U.S. government shutdowns,volatility in financial markets, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Unstable and unfavorable market and economic conditions may make it more difficult, more costly, and more dilutive to our stockholders to raise additional capital to fund our operations and execute against our business strategy, as well as adversely impact market demand for the women’s health solutions we bring to market. Further, the service providers, manufacturers, vendors, and collaborators on which we rely may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.

There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in significant reductions in staffing levels at the FDA and NIH and could impact the agencies’ ability to retain remaining key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. A prolonged federal government shutdown with additional agency staff furloughed or laid off could exacerbate these risks. With respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff, slow review times for applications we submit to commence clinical studies and obtain requisite regulatory approvals in the future, and consequently, negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, our business strategy has included seeking non-dilutive sources of funding and collaborations to support product development, and we have benefited significantly from federal government funding through grants and other agreements in support of several of our development programs, including Ovaprene and DARE-HPV. See Note 10 “Grant Awards” to the accompanying condensed consolidated financial statements and our 2024 10-K for additional information. In early 2025, the U.S. presidential administration took actions to freeze or terminate more than $1.0 billion in NIH grants and the future of the NIH’s budget and research funding remains highly uncertain. Our business, financial condition and operating results may be significantly adversely affected if existing grants or other arrangements supporting our development programs are frozen or terminated or we are unable to secure additional grants or other federal government funding in the future. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes and that circumstances are rapidly evolving, including as a result of legal challenges to recent federal government actions, we are not able to reasonably predict the potential impact on our business at this time. We continue to monitor these evolving developments and conditions and their potential impacts of our business, financial condition, and results of operations, and will attempt to adjust our plans, as appropriate, to mitigate risks. For additional information, see the risk factors described in Part II, Item 1A, Risk Factors in this report and Part I, Item 1A. Risk Factors in our 2024 10-K.

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
We expect our R&D expenses will continue to represent the majority of our operating expenses, on a pre-contra R&D expenses basis, for at least the next twelve months. R&D expenses consist primarily of:
•direct program costs, including:
◦expenses incurred under agreements with clinical research organizations (CROs), investigative sites and other third parties that assist in the conduct of our clinical trials and nonclinical studies and conduct other R&D and regulatory affairs activities on our behalf,
◦contract manufacturing expenses, primarily for the production of materials for use in our clinical trials and nonclinical studies;
◦expenses related to production of select proprietary formulations by 503B-registered outsourcing facilities prior to commercial launch of the product via Section 503B compounding;
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
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in the statements of operations as a reduction to R&D expenses (contra R&D expense). For more information, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies–Grant Funding" to our consolidated financial statements contained in our 2024 10-K and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements. We recognized contra R&D expense of approximately $5.0 million and $12.6 million for the three and nine months ended September 30, 2025, respectively, and $1.5 million and $6.6 million for the three and nine months ended September 30, 2024, respectively.
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
General and Administrative Expenses
General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, commercial-readiness expenses, including for Section 503B compounded drug products and consumer health products, and milestone expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Commercial-readiness expenses consist of consultant and advisor costs. Milestone expenses consist of amounts that become due to third parties under our in-license or other agreements under which we acquired rights to technology or other intellectual property we use in a product based on the product's achievement of commercial milestones specified therein.
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

Results of Operations
Comparison of Three Months Ended September 30, 2025 and 2024 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Royalty revenue	$2,262	$41,691	$(39,429)	(95)%
Total revenue	2,262	41,691	(39,429)	(95)%
Operating expenses:
General and administrative	2,499,242	2,041,268	457,974	22%
Research and development	1,175,168	2,681,772	(1,506,604)	(56)%
Total operating expenses	3,674,410	4,723,040	(1,048,630)	(22)%
Loss from operations	(3,672,148)	(4,681,349)	1,009,201	(22)%
Other income (expense)	109,382	(21,152)	130,534	(617)%
Net loss	$(3,562,766)	$(4,702,501)	$1,139,735	(24)%
Other comprehensive loss
Foreign currency translation adjustments	6,860	22,935	(16,075)	(70)%
Comprehensive loss	$(3,555,906)	$(4,679,566)	$1,123,660	(24)%

Revenues
Revenues for the three months ended September 30, 2025 and September 30, 2024 are non-cash royalty revenues related to our license agreement with Organon to commercialize XACIATO. From and after April 1, 2024, any revenue we recognize under such license agreement will be recognized as non-cash royalty revenue. See "—Financial Overview—Revenue," above for information.
General and administrative expenses
The increase of approximately $0.5 million in G&A expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to increases in professional services and commercial-readiness expenses driven by execution against our expanded business strategy.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Direct program costs:
Ovaprene (1)	$1,458,054	$1,940,537	$(482,483)	(25)%
Sildenafil Cream (2)	417,543	(60,905)	478,448	(786)%
Other advanced clinical stage programs (1)	699,866	164,351	535,515	326%
Phase 1 and Phase 1-ready clinical stage programs (1)	269,641	91,847	177,794	194%
Preclinical stage programs (1)	2,111,045	554,677	1,556,368	281%
Other development programs	—	1,206	(1,206)	(100)%
Contra R&D expenses (3)	(4,314,481)	(1,152,437)	(3,162,044)	274%
Total direct program costs	641,668	1,539,276	(897,608)	(58)%
Indirect costs:
Personnel-related (including stock-based compensation)	1,168,085	1,429,180	(261,095)	(18)%
Outside services (including consulting)	10,682	(4,022)	14,704	(366)%
Facilities-related (including depreciation)	18,677	16,711	1,966	12%
Other indirect R&D costs	9,489	45,547	(36,058)	(79)%
Contra R&D expenses	(673,433)	(344,920)	(328,513)	95%
Total indirect R&D costs	533,500	1,142,496	(608,996)	(53)%
Total R&D expenses	$1,175,168	$2,681,772	$(1,506,604)	(56)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
2.For the three months ended September 30, 2025, amount also includes expenses for DARE to PLAY Sildenafil Cream.
3.These contra R&D expenses were recognized as follows for the three months ended September 30, 2025 and 2024: (a) Ovaprene, $1.0 million, and $0, respectively; (b) other advanced clinical stage programs, $0.7 million and $0 respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.1 million and $0.1 million, respectively; and (d) preclinical stage programs, $2.6 million and $1.0 million, respectively.

The decrease of approximately $1.5 million in R&D expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to (i) an increase in contra R&D expenses in both direct program costs and indirect costs, (ii) a decrease in manufacturing costs related to Ovaprene, and (iii) a decrease in personnel costs, partially offset by increases in costs related to development activities for (A) our preclinical stage programs - primarily attributable to our DARE-LARC1 program, (B) our other advanced clinical stage programs - primarily attributable to our DARE-HPV program, (C) Sildenafil Cream and DARE to PLAY Sildenafil Cream, and (D) our Phase 1 and Phase 1-ready clinical stage programs - primarily attributable to our DARE-PTB1 program. Contra R&D expenses for the three months ended September 30, 2025 primarily offset direct program costs for DARE-LARC1, Ovaprene and DARE-HPV. Contra R&D expenses for the three months ended September 30, 2024 primarily offset direct program costs for DARE-LARC1.

Other income (expense)
The increase of $0.1 million in other income (expense) for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to an increase on interest earned on cash balances in the current period.
Comparison of Nine Months Ended September 30, 2025 and 2024 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Royalty revenue	$6,517	$73,431	$(66,914)	(91)%
Total revenue	6,517	73,431	(66,914)	(91)%
Operating expenses:
General and administrative	7,186,272	7,159,979	26,293	—%
Research and development	4,901,311	10,969,066	(6,067,755)	(55)%
Royalty expense	—	7,674	(7,674)	(100)%
Total operating expenses	12,087,583	18,136,719	(6,049,136)	(33)%
Loss from operations	(12,081,066)	(18,063,288)	5,982,222	(33)%
Other income (expense)
Sale of royalty and milestone rights, net	—	20,379,376	(20,379,376)	(100)%
Other income (expense), net	123,510	(863,289)	986,799	(114)%
Net (loss) income	$(11,957,556)	$1,452,799	$(13,410,355)	(923)%
Other comprehensive (loss) income:
Foreign currency translation adjustments	32,843	(1,729)	34,572	(2000)%
Comprehensive (loss) income	$(11,924,713)	$1,451,070	$(13,375,783)	(922)%

Revenues
Revenues for the nine months ended September 30, 2025 and September 30, 2024 are related to our license agreement with Organon to commercialize XACIATO. From and after April 1, 2024, any revenue we recognize under such license agreement will be recognized as non-cash royalty revenue. See "—Financial Overview—Revenue," above for information.
General and administrative expenses
For each of the nine months ended September 30, 2025 and 2024, G&A expenses were approximately $7.2 million. The current period's G&A expenses include decreases in stock-based compensation expense and personnel costs, offset by increases in professional services, general corporate overhead, and commercial-readiness expenses driven by execution against our expanded business strategy.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Direct program costs:
Ovaprene (1)	$4,270,154	$7,103,894	$(2,833,740)	(40)%
Sildenafil Cream (2)	678,813	1,105,605	(426,792)	(39)%
Other advanced clinical stage programs (1)	2,165,918	1,009,655	1,156,263	115%
Phase 1 and Phase 1-ready clinical stage programs (1)	1,394,982	526,291	868,691	165%
Preclinical stage programs (1)	4,878,104	3,232,899	1,645,205	51%
Other development programs	—	24,132	(24,132)	(100)%
Contra R&D expenses (3)	(10,713,647)	(5,799,795)	(4,913,852)	85%
Total direct program costs	2,674,324	7,202,681	(4,528,357)	(63)%
Indirect costs:
Personnel-related (including stock-based compensation)	3,869,767	4,394,329	(524,562)	(12)%
Outside services (including consulting)	21,130	543	20,587	3791%
Facilities-related (including depreciation)	55,391	60,344	(4,953)	(8)%
Other indirect R&D costs	161,523	157,526	3,997	3%
Contra R&D expenses	(1,880,824)	(846,357)	(1,034,467)	122%
Total indirect R&D costs	2,226,987	3,766,385	(1,539,398)	(41)%
Total R&D expenses	$4,901,311	$10,969,066	$(6,067,755)	(55)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
2. For the nine months ended September 30, 2025, amount also includes expenses for DARE to PLAY Sildenafil Cream.
3.These contra R&D expenses were recognized as follows for the nine months ended September 30, 2025 and 2024: (a) Ovaprene, $1.9 million, and $0, respectively; (b) other advanced clinical stage programs, $2.2 million and $0 respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.3 million and $0.7 million, respectively; and (d) preclinical stage programs, $6.4 million and $5.1 million, respectively.

The decrease of approximately $6.1 million in R&D expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to (i) an increase in contra R&D expenses, (ii) a decrease in manufacturing costs related to Ovaprene, (iii) a decrease in costs related to development activities for Sildenafil Cream, (iv) a decrease in costs related to development activities for DARE-HRT1, and (v) a decrease in personnel costs, partially offset by increases in costs related to development activities for (A) our other advanced clinical stage programs —primarily attributable to our DARE-HPV program, (B) our pre-clinical and other development programs - primarily attributable to DARE-LARC1, and (C) our Phase 1 and Phase 1-ready clinical stage programs —primarily attributable to our DARE-PTB1 program. Contra R&D expenses for the nine months ended September 30, 2025 and 2024 primarily offset direct program costs for DARE-LARC1.

Royalty expenses
Royalty expenses for the nine months ended September 30, 2024 related to our license agreement with MilanaPharm and our royalty interest financing agreement with UiE.
Other income (expense)
Sale of royalty and milestone rights, net
The decrease of $20.4 million in other income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was due to the proceeds we received in April 2024 under the Royalty Purchase Agreements we entered into with XOMA, $22.0 million of which was recorded as income, net of approximately $1.6 million in transaction costs. See Note 8 “Royalty Purchase Agreements” to the accompanying condensed consolidated financial statements.
Other income (expense), net
The increase of $1.0 million in other income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a loss on the disposal of a fixed asset of $0.6 million recorded in the prior year period, the receipt in the current year of approximately $0.3 million of employee retention credits for applications filed during 2023, and an increase on interest earned on cash balances in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
In the near term, we plan to focus primarily on: (a) our ongoing Ovaprene Phase 3 study; (b) executing against our Section 503B compounding and consumer health products business strategies, with a focus on DARE to PLAY Sildenafil Cream, DARE to RECLAIM estradiol progesterone intravaginal ring and DARE to RESTORE vaginal probiotics; and (c) advancing the development of product candidates for which the costs are being supported by non-dilutive grant or other award funding, in particular DARE-LARC1 and DARE-HPV. We will also continue engagement with the FDA to align on the Phase 3 program for Sildenafil Cream and will continue to work on the development of our other clinical and preclinical-stage programs. For additional information, see “Business Overview" and "Recent Events” above and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements.
At September 30, 2025, our cash and cash equivalents were approximately $23.1 million, and our working capital was approximately $3.8 million. A majority of our cash and cash equivalents at September 30, 2025 represented funds received under grant agreements that may be applied solely toward direct costs for the funded project under those grant agreements, other than an approximately 5% to 22% indirect cost allowance, and as of September 30, 2025, our deferred grant funding liability was approximately $14.6 million, substantially all of which consisted of funds intended to support the DARE-LARC1 program, the Ovaprene Phase 3 clinical study, and the DARE-HPV program. For more information about these grant agreements, see "—Contractual Obligations and Other Commitments—Grant Agreements" below, Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2024 10-K, and Note 10 "Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying condensed consolidated financial statements.
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

At September 30, 2025, our accumulated deficit was approximately $187.2 million, and we had a net loss of approximately $12.0 million and negative cash flows from operations of approximately $11.3 million for the nine months ended September 30, 2025. Because we are in the early stages of executing against our Section 503B compounding and consumer health products business strategies and, as an organization, we have no experience in or infrastructure for commercializing products, both the timing and amount of potential revenue we may generate remain uncertain. As a result, we may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance our operations or achieve profitability. Based on our current analysis of the conditions described above, there is substantial doubt about our ability to continue as a going concern within the 12-month period from the issuance date of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
We expect our operating expenses will increase substantially in the future as we continue to develop and seek FDA approval for our product candidates and expand our capabilities to support our 503B compounding and consumer health business strategies. Our future capital requirements are difficult to predict because they will depend on many factors that are highly variable and difficult to predict, including, but not limited to, those discussed in the risk factors in Part I, Item 1A of our 2024 10-K under “Risks Related to Our Financial Position and Capital Needs.”
Capital Resources
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an ATM offering under which Stifel acts as our agent. We sold 4,329,116 shares of our common stock under this agreement during the nine months ended September 30, 2025 and received net proceeds of approximately $17.6 million. Shares of our common stock sold under the sales agreement were offered and sold under a shelf registration statement on Form S-3. Because the market value of our outstanding shares of common stock held by non-affiliates, or our public float, is less than $75.0 million, our use of a shelf registration statement is currently limited by what is known as the SEC’s “baby shelf rule” to one-third of our public float in any 12-month period. Because of the "baby shelf rule" and based on sales of shares of our common stock under our ATM sales agreement, we do not expect to sell any additional shares under our ATM sales agreement during the approximately 12-month period from July 2025, unless and until our public float exceeds approximately $54.0 million, as determined in accordance with SEC rules.
We have a purchase agreement with Lincoln Park under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on November 27, 2024. See Note 5 "Stockholders' Equity—Equity Line" to the accompanying condensed consolidated financial statements for additional information. We sold 900,000 shares of our common stock under this purchase agreement during the nine months ended September 30, 2025 and received net proceeds of approximately $2.0 million. We sold 360,000 shares of our common stock under this agreement subsequent to September 30, 2025 and received net proceeds of approximately $0.7 million.
As previously announced and discussed above, we are pursuing new business strategies to bring our proprietary formulations and consumer health products to market. We expect to begin recording revenue from sales thereof in the fourth quarter of 2025, however, we do not expect the amount of such revenue, if any, to be material during 2025, and because we are in the early stages of executing against these expanded business strategies and, as an organization, we have no experience in or infrastructure for commercializing products, the amount of potential revenue we may generate during 2026 remains uncertain.

Our royalty purchase agreements with XOMA may be a source of future capital; however, whether we receive any future payments from XOMA will depend on whether XOMA first receives total payments under those agreements equal to an amount that exceeds $88.0 million, which may not occur and will depend, in part, on the commercial success of XACIATO, which is outside of our control.
Our license agreement with Bayer regarding the further development and commercialization of Ovaprene in the U.S., if approved, may be a future source of capital; however, whether we receive any future payments from Bayer will depend on whether Bayer, in its sole discretion, exercises its right to make the license effective by paying us $20.0 million after we complete the ongoing pivotal Phase 3 clinical study of Ovaprene. For an update regarding the Phase 3 study of Ovaprene, see above under “—Recent Events—Product Candidate Updates—Ovaprene.” In addition, a portion of that potential $20.0 million payment from Bayer would be payable to XOMA as discussed under “—Contractual Obligations and Other Commitments—Royalty Purchase Agreements with XOMA,” below.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(11,330,134)	$167,637
Net cash used in investing activities	(178,637)	(10,197)
Net cash provided by financing activities	18,853,015	565,842
Effect of exchange rate changes on cash and cash equivalents	32,843	(1,729)
Net increase in cash and cash equivalents	$7,377,087	$721,553
Net cash (used in) provided by operating activities
Net cash used in operating activities of $11.3 million for the nine months ended September 30, 2025 was primarily due to our net loss of $12.0 million and changes in operating assets and liabilities, offset by non-cash items such as depreciation and amortization expense, stock-based compensation expense, and our operating lease right-of-use asset. Net cash used by changes in operating assets and liabilities resulted primarily from decreases of $2.0 million in our deferred grant funding liability, $1.0 million in accrued expenses, and $0.4 million in operating lease liability, offset by increases of $0.6 million in prepaid expenses, $0.4 million in accounts payable, and $0.4 million in interest payable.
Net cash provided by operating activities of $0.2 million for the nine months ended September 30, 2024 was primarily due to our net income of $1.5 million and non-cash items such as stock-based compensation expense and loss on disposal of property and equipment, offset by changes in operating assets and liabilities. Our net income for the nine months ended September 30, 2024 was positively impacted by the approximately $20.4 million of net proceeds we received from the sale in April 2024 of our rights to future royalty and milestone payments and revenue to XOMA. See Note 8 "Royalty Purchase Agreements" to the accompanying condensed consolidated financial statements. Net cash used by changes in operating assets and liabilities resulted primarily from decreases of $4.0 million in our deferred grant funding liability, $2.3 million in accounts payable, $1.2 million in accrued expenses, and $0.4 million operating lease liability, offset by increases of $2.9 million in prepaid expenses, $0.4 million in other receivables, and $0.4 million in interest payable.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 related to purchases of property and equipment.

Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2025 resulted primarily from (i) approximately $17.6 million in net proceeds from sales of our common stock under our ATM sales agreement, (ii) approximately $2.0 million of net proceeds from sales of our common stock under our purchase agreement with Lincoln Park, and (iii) approximately $0.5 million in proceeds from the financing of certain director and officer and other liability insurance premiums, partially offset by (A) approximately $0.9 million in payments on our facility financing lease and (B) approximately $0.4 million in payments on the insurance premium financing note payable.
Net cash provided by financing activities for the nine months ended September 30, 2024 resulted primarily from (i) approximately $0.6 million in proceeds from the financing of certain director and officer and other liability insurance premiums and (ii) approximately $0.4 million in net proceeds from the sales of our common stock under our ATM sales agreement, partially offset by approximately $0.4 million in payments on the insurance premium financing note payable.
Contractual Obligations and Other Commitments
License and Royalty Agreements
We have assembled our pipeline primarily through acquisitions, in-license agreements, and other collaborations. We agreed to make royalty and milestone payments, and in some cases annual license fee payments, under the license and development agreements under which we acquired rights to intellectual property from third parties. For information about these obligations see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying condensed consolidated financial statements. The amount and timing of most of these payments are difficult to predict because the timing of milestone payments for pre-commercial programs generally depends on the progress of and success in development of a particular program, which is subject to many risks and uncertainties as discussed elsewhere in this report and difficult to predict, and the timing and amount of royalty and milestone payments related to commercial products generally depends on their commercial success, which may, as it is with XACIATO, be out of our control.
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
In connection with the synthetic royalty purchase agreement, we granted to XOMA a security interest in certain product assets related to the Revenue Participation Right. The Royalty Purchase Agreements include covenants that limit or restrict our ability to incur indebtedness or liens related to the Purchased Receivables, the Revenue Participation Right, and certain product assets related to the Revenue Participation Right (except pursuant to a suitable intercreditor agreement).
For more information regarding our contractual obligations to XOMA, see Note 8 “Royalty Purchase Agreements” to the accompanying condensed consolidated financial statements.
Royalty Interest Financing Agreement
In December 2023, we entered into a royalty interest financing agreement with UiE pursuant to which we sold an interest in the royalty and milestone payments we are entitled to receive in respect of net sales of XACIATO under our license agreement with Organon and received a payment of $5.0 million from UiE. We have not elected to receive any of the up to $7.0 million in potential additional payments from UiE under the agreement, and we cannot do so without XOMA’s prior written consent. In exchange for any payments to us from UiE under the agreement, we agreed to make payments to UiE out of royalty and milestone payments earned on net sales of XACIATO from Organon, net of our obligations to upstream licensors, until UiE receives a specified return on its investment, or using our other sources of assets or income to complete such payments if UiE has not received the specified return on its investment by the end of 2035. As described above, XOMA, at its sole cost and discretion, may pay in full and retire all of our payment obligations to UiE under the royalty interest financing agreement, and, in addition, we have the right to make prepayments on or pay in full and retire all of our payment obligations to UiE.
For more information regarding our contractual obligations to UiE, see Note 7 “Royalty Interest Financing” to the accompanying condensed consolidated financial statements.

Leases
We have two operating leases for our laboratory and office spaces that expire in 2026 and 2027, respectively. As of September 30, 2025, we had future minimum lease payments under these leases of $1.0 million, $0.6 million of which is classified as current and $0.3 million of which is classified as long-term, the remainder of which represents future interest payments. We have one finance lease for our clean room space that expires in 2026. As of September 30, 2025, we had future minimum lease payments under this lease of $2.1 million, $1.9 million of which is classified as current and $0.2 million of which is classified as long-term, the remainder of which represents future interest payments. For additional information on our lease obligations, See Note 6 "Leases" to the accompanying condensed consolidated financial statements.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2025 at the reasonable assurance level.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    On October 21, 2024, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. During the period from July 1, 2025 to September 30, 2025, we sold 900,000 shares of our common stock to Lincoln Park under that purchase agreement for aggregate gross proceeds of approximately $2.1 million. For additional information regarding our purchase agreement with Lincoln Park, see Note 4 “Stockholders’ Equity” to the accompanying condensed consolidated financial statements. Lincoln Park represented to us, among other things, that it is an “accredited investor” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued to Lincoln Park under the purchase agreement were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the period from July 1, 2025 to September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	Amendment No. 1 to Daré Bioscience, Inc. 2022 Stock Incentive Plan	10-Q	001-36395	8/14/2025	10.1

10.2	Grant Agreement between Daré Bioscience, Inc. and the Gates Foundation (f/k/a The Bill & Melinda Gates Foundation) effective as of June 30, 2021, as amended to date					X

10.3	Grant Agreement between Daré Bioscience, Inc. and the Gates Foundation (f/k/a the Bill & Melinda Gates Foundation) effective as of November 11, 2024, as amended to date					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: November 13, 2025	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 13, 2025	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)