Form 10-K
period 2025-12-31
Dare Bioscience, Inc.
filed 2026-03-26
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________________________________________________
FORM 10-K
___________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21,339,826 based on the closing price of the registrant's common stock as reported on the Nasdaq Capital Market on such day. This excludes shares of common stock held by affiliates on such date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power directly, or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The determination of affiliate status for this purpose may not be conclusive for other purposes.

As of March 25, 2026, there were 14,559,502 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Daré Bioscience, Inc. and Subsidiaries
Form 10-K – ANNUAL REPORT
For the Fiscal Year Ended December 31, 2025

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, in particular ITEM 1. "BUSINESS," ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected revenue, funding and expenses, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements, in some cases, can be identified by terms such as “aim," "goal," "prepare,", "believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “pursue,” “should,” “would,” “contemplate,” “project,” “target,” “tend to,” or the negative version of these words and similar expressions.
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
•Inability to generate significant revenue from sales of DARE to PLAY and other potential compounded drugs under Section 503B of the Federal Food, Drug, and Cosmetic Act, or FDCA;
•Inability to maintain and enter into arrangements with outsourcing facilities on commercially reasonable terms required to compound and distribute the compounded drugs that we seek to make available under Section 503B of the FDCA;
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
•The number and scope of product development programs we pursue;

•Termination by Organon of our out-license agreement for commercialization of XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO;
•The timing and amount of future upside-sharing milestone payments from XOMA under our traditional and synthetic royalty purchase agreements, if any;
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
•Loss or impairment of our in-licensed rights to develop and commercialize XACIATO, our product candidates, and DARE to PLAY or potential other Section 503B compounded drugs;
•The timing and amount of our payment and other obligations under our in-license and acquisition agreements for XACIATO, our product candidates, and DARE to PLAY or potential other Section 503B compounded drugs;
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
Overview
We are a purpose-driven health biotech company solely focused on closing the gap in women's health between promising science and real-world solutions. Every innovation we advance is based in advanced science and backed by rigorous, peer-reviewed research. From contraception to menopause, pelvic pain to fertility, vaginal health to infectious disease, we’re working to close critical gaps in care using science that serves her needs.
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
In March 2025, we announced an expansion of our business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, we are pursuing both traditional FDA approval and earlier market access via outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act (FDCA), which may compound and distribute certain drugs without patient-specific prescriptions. We believe this strategy allows us to respond to clinician and patient demand for timely access while continuing to generate the data necessary to seek FDA approval and support long-term value creation. In addition to prescription-based offerings — both FDA-approved products and compounded drugs— we intend to bring to market select consumer health products that do not require a physician’s prescription, where appropriate based on product profile and market opportunity, the first of which, as discussed below, will be our DARE to RESTORE™ product offerings.
In December 2025 we initiated commercialization of DARE to PLAY™ Sildenafil Cream, which we also refer to as DARE to PLAY, a first-of-its-kind, topically applied formulation of sildenafil designed to improve female sexual arousal. We believe the product’s positioning – science-backed, evidence-driven, and female-focused – sets a new benchmark for credibility in the female sexual wellness category.
The first product in our DARE to RESTORE™ vaginal probiotic suppositories product line, Flora Sync LF5™, is expected to become commercially available in the U.S. in the second quarter of 2026. The products we plan to bring to market under our DARE to RESTORE offerings align with our broader vision to integrate clinically credible, evidence-based products into women’s health routines, including select consumer health products.

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
Prior to 2025, we were solely pursuing traditional FDA approval pathways to market for our product candidates. We began assembling our diverse portfolio of assets in 2017 through acquisitions, exclusive in-licenses and other collaborations. Our portfolio targets product categories we believe represent meaningful opportunities to improve women's health and quality of life. These include contraception, sexual health, pelvic pain, fertility, infectious disease, vaginal health, and menopause.
The first FDA-approved product to emerge from our portfolio is XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). We achieved FDA approval of XACIATO three years after acquiring rights to the program. XACIATO was approved by the FDA in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In 2022, we entered into an agreement with an affiliate of Organon & Co., Organon International GmbH, or Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO. In January 2024, Organon announced that XACIATO was available nationwide in the United States. As described below, to provide funding for the development of the product candidates in our pipeline, in April 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon, net of our obligations to certain third parties, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon.
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study. The most advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study; Sildenafil Cream, 3.6%, a novel cream formulation of sildenafil for the treatment of female sexual arousal disorder (FSAD); DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously, over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes; and DARE-HPV, a proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert being developed as a non-surgical, localized, self-administered therapy for clearance of persistent high-risk human papillomavirus (HPV) infection.

Our Strategy
Our business strategy is to in-license or otherwise acquire the rights to intellectual property and know-how that enables us to develop and bring to market differentiated evidence-based solutions that we believe can address unmet needs in women’s health and enhance outcomes and convenience, and that represent compelling and meaningful market opportunities. Certain assets we have in-licensed have existing clinical proof-of-concept data or an established safety profile for the active pharmaceutical ingredient that we seek to leverage. We may pursue regulatory approval of a product candidate through clinical development or, if the active pharmaceutical ingredient is on the FDA’s list of bulk drug substances for which there is a clinical need, we may seek to bring it to market under Section 503B of the FDCA. In certain circumstances, as discussed in more detail elsewhere in this "Business" section, we may pursue both pathways. Additionally, our strategy includes bringing Daré-branded non-prescription products to market, representing another pathway to expand our commercial portfolio and offer additional evidence-based solutions to address gaps in women's health. We believe having alternative pathways allows us to bring solutions to market as soon as practicable and optimizes access for women in a fiscally responsible manner.
We are primarily focused on our existing programs. However, we also explore opportunities to expand our portfolio through both business development activities that may result in acquiring, or acquiring access to, new intellectual property rights and know-how through in-licensing or other collaborative arrangements, and leveraging platform technology assets we previously acquired or in-licensed from third parties that can be modified with different active pharmaceutical ingredients to address multiple indications. As with our current portfolio, we will opportunistically explore innovations in women’s health that have (a) attractive market opportunities with the potential to address an unmet need, including through new formulations, manners of application or delivery methods of well-characterized drug substances that could result in novel products customized for women, (b) human proof-of-concept clinical data previously generated by third parties, (c) potential to utilize the FDA's 505(b)(2) pathway or be brought to market via Section 503B compounding, and/or (d) potential to become a first-in-category or first-line product. We consider a candidate to have potential to become a “first-in-category” product when we believe that, if the candidate were to successfully complete clinical development and receive FDA marketing approval for the use for which it is being developed, or for which we anticipate developing it, the product would address a need in women’s health that is not being met by existing FDA-approved products.
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
•Advance clinical development of the product candidates in our portfolio through mid- to late-stage clinical development or regulatory approval. In 2025, we continued to make important progress in the clinical development of our product candidates, including with our ongoing pivotal Phase 3 clinical study of Ovaprene.
•Pursue strategic collaborations to fund our business, enhance our development and commercialization capabilities, and/or commercial offerings, optimizing for access in a fiscally responsible manner. With respect to our product candidates, we intend to develop and maintain strategic relationships with commercial-stage companies that are leaders or emerging leaders in women’s health, as well as with other entities, where we believe such collaborations will help fund our business or accelerate or otherwise improve upon our clinical development and regulatory strengths and/or product manufacturing and commercialization capabilities. With respect to 503B compounding, we intend to develop and maintain relationships with Section 503B-registered outsourcing facilities, dispensing pharmacies, telehealth providers, and other third parties to help bring our proprietary formulations to market. Examples of current strategic collaborations include our license agreement with Organon to commercialize XACIATO, and our arrangements with Bravado Pharmaceuticals, LLC, under which it manufactures DARE to PLAY and fulfills prescription, and Medvantx, a pharmacy services provider, acting as a logistics agent, telehealth platform provider, and dispensing pharmacy for DARE to PLAY.
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
•Seek non-dilutive sources of funding to support product development. We intend to advance development of our product candidates through a variety of means, including through non-dilutive funding and revenue from 503B compounding and non-prescription products. To date, we have received non-dilutive funding from U.S. federal government agencies and/or a private foundation to support various aspects of our research and development activities, from preclinical discovery to a Phase 3 clinical study, for eight of our programs. We intend to continue to explore grants and other forms of non-dilutive funding to support development of our product candidates.
Section 503B Compounding
As discussed above, in March 2025, we announced an expansion of our business model to include bringing to market select proprietary formulations as compounded drug products via Section 503B-registered outsourcing facilities. In assessing which of our proprietary formulations are candidates for Section 503B compounding, in addition to the drug substance(s) being on the FDA’s interim 503B Category 1 list of bulk drug substances, we take into account whether we believe the formulation is ready for cGMP manufacturing at scale to meet potential market demand and that the data from nonclinical and clinical studies of the formulation to date will be compelling to healthcare providers. Our 503B compounding products are and will be prescription drug products as required by Section 503B of the FDCA. Section 503B-registered outsourcing facilities must be registered with the FDA, must comply with cGMP requirements, which better ensures quality, strength and consistency of the product, and are subject to FDA inspections. Compounded drugs are not FDA-approved products. The FDA does not evaluate compounded drug products for safety or effectiveness. We do not believe bringing our select proprietary formulations to market via Section 503B compounding will negatively impact the regulatory process or commercial opportunity for an FDA-approved product utilizing the same proprietary formulation.
To execute our Section 503B compounding strategy, among other things, we have entered into and will need to maintain arrangements with one or more FDA-registered Section 503B outsourcing facilities, dispensing pharmacies, telehealth platform providers, and other third parties with marketing, sales or distribution capabilities in the Section 503B market, and we intend to expand our collaborations and vendors as we grow this aspect of our business. We will oversee the overall brand direction for our 503B compounding products , as well as medical education and awareness, including marketing, advertising, and healthcare provider and patient education. We intend to focus our resources on provider-to-provider education about disease states and our proprietary formulations, leveraging online resources, including web-based ordering platforms and collaborations with telehealth platforms and other third parties. We do not have sales, marketing or distribution infrastructure, and currently, we do not intend to build our own sales force or marketing and distribution infrastructure to bring our proprietary formulations to market under Section 503B.
The DARE Health Hub was created as a branded online platform through which healthcare providers can submit prescriptions for our Section 503B compounded drugs, and to support integrated telehealth services and to provide patient-facing order management and communications.
When we use the term “Section 503B,” “Section 503B compounding,” "503B compounding," or similar terms, we refer to Section 503B of the FDCA and the production and supply of compounded drugs by FDA-registered Section 503B outsourcing facilities without patient-specific prescriptions in accordance with Section 503B of the FDCA. See "Government Regulation—U.S. Government Regulation—Regulation of Compounded Drugs” below for additional information regarding compounding under Section 503B of the FDCA.
DARE to PLAY Sildenafil Cream
Our proprietary topical cream formulation of sildenafil will be our first product to market under Section 503B. As discussed in more detail below, in 2018, we acquired exclusive, worldwide rights to develop and commercialize this formulation for all indications for women related to female sexual dysfunction and/or female reproductive health under a license and collaboration agreement with Strategic Science & Technologies-D LLC and Strategic Science & Technologies, LLC (referred to collectively as SST), and we have completed a Phase 2b clinical study of this formulation that, to our knowledge, was the first clinical trial specifically evaluating a potential therapy for the treatment of female sexual arousal disorder, for which there currently are no FDA-approved products. DARE to PLAY Sildenafil Cream is our branded 503B-compounded drug product utilizing the same formulation of sildenafil citrate evaluated in our completed Phase 2b clinical study. Sildenafil citrate is on the FDA's interim 503B Category 1 list of bulk drug substances that may be used in compounding.

DARE to PLAY, a topically applied formulation of sildenafil, will address an area of women’s health that has been historically underserved and stigmatized, and will be a first-of-its-kind product in that, to our knowledge, there are no other topical cream sildenafil products manufactured in accordance with cGMP requirements and supported by clinical data demonstrating increased genital blood flow within 10-15 minutes of application and improvements in arousal sensations using clinically validated and FDA-reviewed endpoints. We believe the product’s positioning – science-backed, evidence-driven, and female-focused – sets a new benchmark for credibility in the female sexual wellness category.
The product currently is available for pre-fulfillment, which means that women may complete a telehealth consultation or in-person clinician visit and have a prescription written and held at the dispensing pharmacy, with prescription fulfillment and payment to occur once the product is available for pharmacy dispensing. We expect pharmacy dispensing to commence, and to begin recording revenue from sales of DARE to PLAY, in the second quarter of 2026.
We have entered into an arrangement with a Section 503B-registered outsourcing facility, Bravado Pharmaceuticals, LLC, or Bravado, under which Bravado manufactures DARE to PLAY and fulfills prescription orders through Medvantx, a dispensing pharmacy. Bravado is responsible for obtaining all state-level pharmacy and outsourcing facility licenses required to fulfill DARE to PLAY prescriptions. DARE to PLAY’s availability in any given state depends on Bravado's maintenance of the requisite licensure in that state. We have sublicensed our proprietary topical cream formulation of sildenafil to Bravado for use in manufacturing DARE to PLAY.
Medvantx operates the DARE Health Hub and, on behalf of Bravado, verifies and processes healthcare provider-submitted prescriptions for DARE to PLAY. Medvantx also manages patient communications and coordinates with Bravado for the shipment and delivery of fulfilled prescriptions to patients. Medvantx also collects payment from patients at the time of order and, following fulfillment of prescriptions, remits our portion of the revenue to us, after deduction of its fees. Royalties payable to third parties based upon net sales of DARE to PLAY are paid out of the amounts we receive from Medvantx. See "Strategic Agreements for Pipeline Development—SST License and Collaboration Agreement" and “Royalty Monetization Transactions—Traditional and Synthetic Royalty Purchase Agreements with XOMA,” below for discussion of such royalties.
DARE to PLAY is currently offered on a cash-pay basis only, and patients pay for the product directly when they place their order. As a compounded drug, DARE to PLAY is not covered by insurance and is not eligible for reimbursement through government or commercial health plans, including Medicare and Medicaid, or under insurance formularies applicable to FDA-approved prescription drug products.

DARE to RECLAIM™ estradiol progesterone intravaginal ring
We are also taking action to bring our proprietary estradiol progesterone intravaginal ring (DARE-HRT1) to market under Section 503B. As discussed in more detail below, in 2018, we acquired exclusive, worldwide rights enabling us to develop and commercialize this product via a license agreement with Catalent JNP (formerly known as Juniper Pharmaceuticals, Inc.), and we have completed Phase 1 and Phase 1/2 clinical studies of DARE-HRT1. The 503B-compounded product will be branded as DARE to RECLAIM estradiol progesterone intravaginal ring, or DARE to RECLAIM. DARE to RECLAIM will utilize the same formulation of bio-identical 17β-estradiol and bio-identical progesterone and intravaginal ring technology evaluated in our completed Phase 1 and Phase 1/2 clinical studies of DARE-HRT1. Each of estradiol and progesterone is on the FDA’s interim 503B Category 1 list of bulk drug substances. We are targeting to have DARE to RECLAIM available for prescription fulfillment in early 2027.
DARE to RECLAIM, our intravaginal ring formulation of bioidentical 17β-estradiol and bio-identical progesterone will be a non-oral, monthly hormone therapy. While there are many products on the market targeted to or FDA-approved for the treatment of menopausal symptoms, and both the supplement and compounded hormone therapy markets are very significant, we believe DARE to RECLAIM has the potential to address a preference among some women and healthcare providers for bio-identical hormones delivered in a non-oral route, as well as offer the convenience of an option that is self-administered and does not require daily intervention because each intravaginal ring is meant to be in place for 28 days. There are no FDA-approved products that provide estradiol and progesterone together in a non-oral monthly form, and, to our knowledge, there are no compounded products that provide estradiol and progesterone together in a self-administrable, non-oral, monthly form.
As with DARE to PLAY, we intend to make DARE to RECLAIM available for prescription fulfillment in the United States through a Section 503B registered outsourcing facility, which will not be the same facility that manufactures DARE to PLAY, and Medvantx as the dispensing pharmacy.

We intend to utilize the DARE Health Hub as the commercial platform through which healthcare provider-submitted prescriptions will be verified and processed, and we expect it will be available on a cash-pay basis only, without insurance coverage or third-party payor reimbursement.

Consumer Health Products - DARE to RESTORE

As part of our expanded business model, in addition to 503B compounding, we are working to bring to market in the United States a line of consumer health products branded as the DARE to RESTORE family of products. When we use the term “consumer health products,” we refer to consumer health products that can be obtained without a physician's prescription, because they are all classified as cosmetics.
DARE to RESTORE products will be vaginal probiotic suppositories designed to support vaginal microbiome balance. Our first DARE to RESTORE product, Flora Sync LF5, a vaginal probiotic suppository sourced from Italy, is expected to become commercially available in the U.S. in the second quarter of 2026. The formulation, developed by Probiotical S.p.A. using its proprietary LF5 probiotic strain, is based on scientific research into vaginal microbiome composition and health. Probiotical will manufacture Flora Sync LF5 exclusively for us in the U.S.
Because of the low regulatory barriers to entry, numerous vaginal probiotic products are marketed directly to consumers as dietary supplements or cosmetics. Since no clinical studies or evidence of effect on the vaginal microbiome are required for these products to reach market, most lack strain-specific clinical data. By contrast, Probiotical has invested in research to characterize and clinically evaluate its proprietary LF5 strain, which has been studied in multiple human clinical trials, with findings published in peer-reviewed journals. We believe that level of evidence distinguishes Flora Sync LF5 from the majority of vaginal probiotic products currently available to consumers.
Probiotical has additional proprietary strains and products that align with the objectives of the DARE to RESTORE brand family, and we expect to continue exploring opportunities to expand the DARE to RESTORE commercial offering through additional collaborations with Probiotical.
Similar to our plans with respect to our Section 503B business strategy, we do not have, and currently do not intend to build, our own marketing, sales or distribution infrastructure to commercialize our DARE to RESTORE products, but rather we plan to utilize a capital-efficient path to market that leverages targeted direct-to-consumer and healthcare professional marketing initiatives to build awareness, including digital campaigns, webinars, social media education, and advocacy programs, as well as strategic agreements and collaborations with third parties with marketing, sales or distribution capabilities in the consumer health products market.
We intend to distribute DARE to RESTORE products through the DARE Health Hub, consistent with the commercial infrastructure being built around DARE to PLAY. The dispensing pharmacy's role for DARE to RESTORE product offerings is expected to include online order management, payment processing, and fulfillment logistics, similar to its role in connection with DARE to PLAY, though the absence of a prescription requirement simplifies certain aspects of the fulfillment process for DARE to RESTORE product offerings. We may also pursue additional distribution channels for DARE to RESTORE product offerings, including direct-to-consumer e-commerce and consumer retail.
The DARE to RESTORE vaginal probiotic products are intended to be complementary to our Section 503B prescription offerings. For example, healthcare providers may recommend DARE to RESTORE products in conjunction with DARE to PLAY as part of a comprehensive approach to women's vaginal and sexual health. We intend to build awareness of the DARE to RESTORE products among the consumer and the healthcare provider community that is already engaged with the DARE Health Hub in connection with DARE to PLAY.

XACIATO™
XACIATO (clindamycin phosphate) vaginal gel, a lincosamide antibacterial, received FDA approval in December 2021 as a single-dose prescription medication for the treatment of bacterial vaginosis in female patients 12 years of age and older. XACIATO is our first, and to date, our only product with FDA approval for marketing. We achieved FDA approval of XACIATO three years after acquiring rights to the program. In 2022, we licensed to Organon exclusive worldwide rights to develop, manufacture and commercialize XACIATO. In January 2024, Organon announced that XACIATO was available nationwide in the U.S. See "Organon Exclusive License Agreement," below for further discussion of the terms of our license agreement with Organon.
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
Ovaprene is a novel, investigational hormone-free monthly intravaginal contraceptive designed to be worn conveniently over multiple weeks (one menstrual cycle) that currently is being evaluated in a pivotal Phase 3 clinical study. Based on the results of our pre-pivotal postcoital test, or PCT, clinical trial, as discussed below, we believe Ovaprene has the potential to achieve “typical use” contraceptive efficacy in the range of approximately 86% to 91% during the first six months of use, which approaches the approximately 93% typical use efficacy rate expected during the first year of use of current FDA-approved non-implanted, non-injected hormonal contraceptive methods (pills, patches and vaginal rings). Typical use contraceptive efficacy refers to the expected rate of pregnancy prevention during the first year of actual use of a method, including sometimes using the method in a way that is not correct or not consistent. Ovaprene features a proprietary knitted polymer barrier to physically block sperm from entering the cervical canal within a silicone-reinforced ring that releases non-hormonal agent ferrous gluconate to impede sperm motility. Unlike current FDA-approved monthly intravaginal contraceptives, Ovaprene does not contain hormones, but, consistent with those monthly intravaginal contraceptives, including Merck’s NuvaRing®, Ovaprene is designed to be a “one size fits most” monthly, self-administered product. If approved, Ovaprene could be the first hormone-free, monthly contraceptive option for women.
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
Pivotal Phase 3 Clinical Study
Enrollment is ongoing in our pivotal Phase 3 multi-center, single arm, non-comparative clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). The study aims to enroll sufficient participants to have approximately 250 participants complete approximately 12 months (13 menstrual cycles) of use. Based on typical dropout rates for contraceptive efficacy studies, we may seek to enroll more than double the number of subjects we target to complete 13 menstrual cycles of use. Participants are being recruited and enrolled at five study sites in the U.S. that were initiated in 2025 with the support of grant funding we received in November 2024. We do not anticipate initiating additional study sites. The primary objective of the study is to assess the typical use pregnancy rate over 13 menstrual cycles, or the estimated Pearl Index for Ovaprene. Secondary objectives are to assess Ovaprene's 13-cycle use cumulative pregnancy rate, safety, acceptability, product fit/ease of use, and assessments of vaginal health. If successful, we expect the study to support the submission of a premarket approval application for Ovaprene to the FDA, as well as regulatory filings in Europe and other countries worldwide, to allow for marketing approvals of Ovaprene.
We currently anticipate enrollment will be completed in 2026, and plan to provide further updates regarding anticipated enrollment and study completion targets in the second half of this year.
In July 2025, the study’s data safety monitoring board (DSMB), an independent group of experts which evaluates the safety and integrity of the study, conducted a planned interim analysis and recommended the study continue without modification. No new safety or tolerability concerns were identified. At the time of the interim analysis, approximately 9% of the women treated in the study had experienced a pregnancy. Approximately 17% of participants discontinued the study due to vaginal odor, the most commonly reported product-related adverse event. No serious safety concerns were identified, and overall tolerability was favorable. As of the interim analysis, approximately 115 participants were ongoing or had completed the study. In accordance with the Investigational Device Exemption for Ovaprene, we provided an annual report to the FDA with data collected from the study through September 15, 2025 regarding safety, tolerability and pregnancy experiences. Such data was consistent with the data analyzed by the DSMB during the July 2025 planned interim analysis.
The Phase 3 study is being conducted, in part, under our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services (HHS), as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development's (NICHD), part of the U.S. National Institutes of Health (NIH). Twenty clinical research sites from within NICHD's Contraceptive Clinical Trials Network (CCTN) were trained on the protocol and were initiated to start screening and enrolling participants in late

2023 and early 2024. In the first quarter of 2025, in connection with the change in U.S. presidential administrations and due to uncertainty regarding the future NICHD budget for the CRADA following U.S. federal policy changes and executive orders, we and NICHD agreed to pause recruitment of new participants at all 15 of the CCTN study sites then following enrolled participants to help ensure the CCTN sites would remain active for continued follow-up with those participants. We will not resume recruitment of participants at the CCTN sites. CCTN sites with ongoing subjects are expected to remain open to complete follow-up visits with those participants. The CRADA will expire in accordance with its terms in July 2026. We do not expect the expiration of the CRADA to have a negative impact on the Phase 3 study. See "Strategic Agreements for Pipeline Development—Cooperative Research and Development Agreement with NICHD, below for additional information regarding the CRADA.
We are collaborating with ADVA-Tec, Inc., or ADVA-Tec, for the development and commercialization of Ovaprene as part of a strategic collaboration announced in March 2017. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of the collaboration.
We previously were also collaborating on Ovaprene with Bayer Healthcare LLC, or Bayer, under a license agreement entered into in January 2020. Under the license agreement, Bayer was supporting the Ovaprene program by providing the equivalent of two experts to advise us in clinical, regulatory, preclinical, commercial, chemistry, manufacturing and controls, and product supply matters, and Bayer had the right to obtain an exclusive license with regard to the commercialization of Ovaprene in the U.S. for human contraception by paying us an additional $20 million fee. We received a notice of termination of the license agreement from Bayer in November 2025, and we agreed with Bayer to terminate the license agreement effective December 2, 2025. Bayer’s election to terminate the license agreement was due to its strategic prioritization. We do not expect the termination of the license agreement to have a material impact on the ongoing pivotal Phase 3 study of Ovaprene.
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
Based on data from the Phase 2b RESPOND study and feedback from the FDA, we are preparing to advance Sildenafil Cream into a Phase 3 clinical study for the treatment of FSAD. Based on prior communications with the FDA, we currently believe a second confirmatory Phase 3 study will be required to support an NDA submission. We plan to leverage the existing data and established safety profile of sildenafil and the Viagra® brand to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of Sildenafil Cream in the U.S. for the treatment of women suffering from FSAD. If approved, Sildenafil Cream could be the first FDA-approved FSAD treatment option for women.
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

Clinical Data
In a Phase 1 clinical study conducted by our licensor SST of three escalating doses of topical sildenafil cream (1 g cream with 50 mg sildenafil; 2 g cream with 100 mg sildenafil; and 4 g cream with 200 mg sildenafil) in 20 healthy postmenopausal women using a crossover study design, Sildenafil Cream (then known as SST-6007) demonstrated significantly lower systemic exposure to sildenafil compared to a 100 mg oral sildenafil dose administered to men in a separate clinical study, and was well tolerated at clinically relevant doses (1-2 g cream). Study subjects reported favorable product characteristics: easy to use and readily absorbed. Specifically, the geometric mean maximum plasma concentration of sildenafil in the postmenopausal women in the Phase 1 stucy, after exposure to the 200 mg dose, was 5,262 pg/mL compared to the maximum plasma concentration of sildenafil of 450,000 pg/ML, after exposure to a 100 mg oral dose administered to men in the separate clinical study. Therefore, systemic exposure after the administration of topical sildenafil to postmenopausal women was almost two orders of magnitude lower than seen with oral administration in that separate study. All treatment emergent adverse events were mild, with the most common event being headache, followed by a mild genital burning sensation with product application.
In a Phase 2a, single center, single-dose, double-blind, placebo-controlled, 2-way crossover study conducted by SST, women with FSAD, ages 21 to 60, received a single 2 g dose of Sildenafil Cream (then known as SST 6007). Of the 35 women enrolled, 31 (15 premenopausal and 16 postmenopausal) completed the study. The co-primary objectives were (1) to evaluate the preliminary efficacy of Sildenafil Cream compared to placebo cream in women with FSAD assessed by participant-reported levels of subjective sexual arousal measured continuously by the Arousometer, and (2) to evaluate the effect of Sildenafil Cream compared to a placebo cream on physiological genital response in women with FSAD assessed using the vaginal photoplethysmography amplitude (VPP) and by physiological genital arousal response. Each participant was randomized to the order of use of the placebo cream and Sildenafil Cream in a cross over design. There was a 4-8 day washout between treatments. For each treatment, participants had Arousometer and VPP data collected while viewing a 3-minute neutral, non-erotic film. After the neutral film, the study product was applied and after 5-11 minutes, the participant viewed a 6-minute erotic film with collection of Arousometer and VPP data. There were two different 6-minute erotic films so that the participant did not view the same erotic film with both study product treatments. The VPP data was used to calculate vaginal pulse amplitude (VPA) as a more objective measure of arousal. For the intent to treat population, there was no significant difference in the VPA while viewing the erotic film when participants used Sildenafil Cream versus when they used placebo cream. There was also no significant differences in the VPA when the per protocol population was analyzed by menopausal status (pre versus postmenopausal). Similarly, for the subjective arousal response, measured by the Arousometer, for the intent to treat population, the Arousometer scores were similar when patients viewed the erotic film using Sildenafil Cream versus when they viewed the other erotic film using placebo cream. The results remained not significant when the data was analyzed based on the per protocol population or by menopausal status. Treatment with a single dose of 2 grams of Sildenafil Cream (71 mg sildenafil) applied intravaginally and externally to the labia minora and clitoris in study participants was well tolerated. No serious adverse events (SAEs) were reported. A total of 18 treatment emergent adverse events (TEAEs) were reported, with a similar incidence under Sildenafil Cream treatment (8 events in 4 participants [12.1%]) and under placebo treatment (10 events in 4 participants [12.1%]). The majority of these TEAEs were considered to be related to treatment (14 out of 18). All TEAEs were all mild or moderate in severity; in particular, TEAEs reported under Sildenafil Cream treatment were all mild. Half of the 18 TEAEs reported were in the system organ classification of “Reproductive system and breast disorders”, and events included vaginismus, vulvovaginal burning sensation, vulvovaginal discomfort, and vulvovaginal pain. There were more of these TEAEs under Sildenafil Cream treatment than under placebo (6 and 3, respectively). However, these events were typically transient (lasting less than 1 minute) and resolved without medical attention.
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
In June 2023, we announced topline results from our exploratory Phase 2b RESPOND clinical study of Sildenafil Cream in premenopausal women with FSAD, and in July and November 2023, we announced additional findings based on further analyses of data from the study. In 2024, several peer-reviewed journal articles were published on the study, including efficacy findings in Obstetrics & Gynecology (2024 Aug 144(2):p 144-152), the official journal of the American College of Obstetricians and Gynecologists (ACOG), and safety findings in The Journal of Sexual Medicine (2024 Sep 3;21(9):793-799), the official journal of the International Society for the Study of Women’s Sexual Health (ISSWHS). In February 2024, we presented additional findings from the study at the Annual Meeting of ISSWHS. In addition, efficacy findings from the study were the featured topic of ACOG Green Room Gynecology Podcast in August 2024.
During the multi-center, double-blind, randomized, placebo-controlled study (ClinicalTrials.gov ID: NCT04948151), subjects used Sildenafil Cream and placebo cream in their home setting over 12 weeks following a 4-week non-drug run-in period and a 4-week, single-blind placebo run-in period. A total of 252 subjects were enrolled in the 4-week single-blind placebo run-in period and a total of 200 subjects were randomized to the 12-week double-blind dosing period. A total of seven subjects were randomized but not treated in the double-blind dosing period. In the intent to treat (ITT) population, 99 subjects were randomized to the Sildenafil Cream group and 94 subjects were randomized to the placebo cream group. A total of 174 participants completed the study (Sildenafil Cream, n=90, placebo cream, n=84). The study did not meet its co-primary or secondary endpoints, which were measured based on the ITT population. Among the ITT population, which included women with only FSAD as well as those with FSAD and concomitant sexual dysfunction diagnoses or genital pain, though the Sildenafil Cream group demonstrated greater improvement in the Sexual Function Questionnaire (SFQ28) Arousal Sensation (AS) Domain scores, there were no statistically significant differences between Sildenafil Cream and placebo cream users in the co-primary and secondary efficacy endpoints. An exploratory post-hoc subset of the ITT population with an enrollment diagnosis of FSAD with or without concomitant decreased desire randomized to Sildenafil Cream reported significant increases in their SFQ28 AS Domain score (LS Mean [SE] 2.03 [0.62]) compared to placebo cream (LS Mean [SE] 0.08 [0.71]), p=0.04. This subset achieved a larger mean improvement in the SFQ28 Desire and Orgasm Domain scores. This subset population also had significantly reduced sexual distress and interpersonal difficulties with Sildenafil Cream use, as measured by Female Sexual Distress Scale-Desire, Arousal, Orgasm (FSDS-DAO) questions 3, 5, and 10 (all p values≤0.04). In summary, Sildenafil Cream improved outcomes among women with FSAD, most significantly in those who did not have concomitant orgasmic dysfunction. In particular, in an exploratory analysis of a subset of women with FSAD with or without concomitant decreased desire, Sildenafil Cream increased sexual arousal sensation, desire, and orgasm and reduced sexual distress.
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
In December 2024, we announced plans for a Phase 3 study of Sildenafil Cream reflecting further FDA feedback for safety and efficacy evaluations to support the indication of treatment of FSAD in premenopausal women. Consistent with the Phase 2b RESPOND study, the planned Phase 3 study will include a 12-week, double-blind treatment period evaluating Sildenafil Cream compared to placebo cream in patients with FSAD with or without concomitant decreased desire. The currently planned Phase 3 study will have co-primary efficacy endpoints- one assessing arousal sensations and one assessing associated distress. The SFQ28 Arousal Sensation Domain endpoint used in the Phase 2b RESPOND study will also be used in the planned Phase 3 study. The question used to assess distress is anticipated to be from the same FSDS-DAO questionnaire used in the Phase 2b RESPOND study, but may be a different question about interpersonal difficulty. In addition, secondary efficacy endpoints to assess improvement in orgasm, desire, and distress and interpersonal difficulties will be included in the Phase 3 study, as they were in the Phase 2b RESPOND study. Based on prior communications with the FDA, we currently believe a second confirmatory Phase 3 study will be required to support an NDA submission.
In April 2025, we received additional input and information requests from the FDA regarding our patient reported outcomes (PRO) psychometrics for the Phase 3 study. The PRO psychometrics analysis has bearing on efficacy endpoint selection and the statistical analysis plan for the Phase 3 study. We submitted additional requested information to the FDA in the second quarter of 2025 related to the FSDS-DAO questions. Pending additional feedback from the FDA, the timing of which is uncertain, and alignment with the FDA on the protocol and statistical analysis plan, we cannot determine whether our prior estimate of capital required to conduct the Phase 3 studies is appropriate. We do not plan to conduct the Phase 3 study until after we achieve alignment with the FDA on the protocol and statistical analysis plan and secure the capital required to conduct the Phase 3 study based on such protocol and statistical analysis plan. We do not anticipate initiating the first Phase 3 study in 2026 and cannot at this time reasonably predict when the study will commence.
We are developing Sildenafil Cream with SST under our license and collaboration agreement announced in February 2018. See “Strategic Agreements for Pipeline Development” below for discussion of the terms of this collaboration.
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
Following clinical development, we intend to leverage the large body of existing safety and efficacy data on estradiol and progesterone, the active ingredients in DARE-HRT1, to utilize the FDA's 505(b)(2) pathway to obtain marketing approval in the U.S. of DARE-HRT1 for the treatment of moderate-to-severe VMS due to menopause in women with intact uteri. Based on pre-IND communications with the FDA and the PK data from our Phase 1/2 clinical trial of DARE-HRT1, which is discussed below, we believe FDA approval of DARE-HRT1 for that indication is achievable via the FDA's 505(b)(2) pathway supported by a single, placebo-controlled Phase 3 clinical trial of DARE-

HRT1, with safety evaluations out to 12 months, and a scientifically justified PK “bridge” (via a relative bioavailability trial) between DARE-HRT1 and the selected listed estradiol and progesterone drugs. We are conducting activities necessary to enable submission of an IND application to the FDA for a pivotal Phase 3 clinical study of DARE-HRT1. We do not plan to conduct the Phase 3 study until after we secure additional capital.
There are currently no FDA-approved IVRs that deliver bio-identical progesterone in combination with bio-identical estradiol. As such, DARE-HRT1 has the potential to be a first-in-category product that offers monthly convenience for women, and non-oral concurrent dosing of bio-identical progesterone in combination with bio-identical estradiol.
Clinical Data
In January 2023, data from our Phase 1 clinical trial of DARE-HRT1 conducted by our wholly owned subsidiary in Australia were published in Menopause: The Journal of The North American Menopause Society, or the Menopause journal, in an article entitled, “Evaluation of 28-day estradiol and progesterone vaginal rings in a phase 1 clinical pharmacokinetic study” (30(4):p 427-436, April 2023). We previously announced positive topline results from the study in June 2021. The randomized, open-label, three-arm, parallel group trial evaluated the PK and safety of DARE-HRT1 in approximately 30 healthy, postmenopausal women with intact uteri, and was conducted by our wholly-owned Australian subsidiary at two specialty women's health sites in Australia. Women in the first arm received one IVR designed to release 17β-estradiol (E2) at a rate of 80 μg/d and progesterone (P4) at 4 mg/d, or the 80/4 IVR. Women in the second arm received one IVR designed to release E2 at a rate of 160 μg/d and P4 at 8 mg/d, or the 160/8 IVR. Women in the third arm received oral Estrofem® (1 mg E2) and oral Prometrium® (100 mg P4) both daily for 29 days. The primary objective of the study was to describe the PK parameters of the 80/4 IVR and the 160/8 IVR. Secondary endpoints of the study were to assess the safety and tolerability of the IVRs and compare the systemic exposure of E2, estrone, and P4 in the IVR groups with the oral group. Blood samples were taken predose then intensively over the first day (Day 1) and periodically thereafter over the remaining 27 days. After removal of the IVRs on the morning of Day 29, intensive samples were collected. Similar procedures were conducted with women enrolled in the oral group.
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
DARE-HPV
DARE-HPV (formerly referred to as R-131-2 and DARE-CIN) is an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert, which we plan to develop for the treatment of genital human papillomavirus (HPV) infection in women as well as treatment of cervical intraepithelial neoplasia, or CIN (also known as cervical dysplasia), and other HPV-related pathologies. CIN is a precancerous condition in women strongly linked to HPV infection, the most common sexually transmitted infection in the U.S. Disease severity is classified on a scale from one to three based on how much epithelial tissue in the cervix has abnormal cells. Essentially all cervical cancers worldwide are caused by infection with one of 14 carcinogenic, or “high-risk” HPV types. While HPV vaccination continues to be a key tool, we believe HPV treatments will also continue to be a key pillar in cervical cancer prevention due to suboptimal vaccine uptake and because the vaccine doesn’t cover all strains of high-risk HPV. While most HPV infections resolve spontaneously, millions of women experience persistent high-risk HPV infection. There is no FDA-approved treatment for HPV infection and no non-surgical pharmaceutical intervention to treat CIN2 or CIN3 (collectively referred to as CIN2+). Today, the standard of care does not treat the virus. Instead, women with persistent high-risk HPV infection are monitored through repeated screening. Intervention typically occurs only after late-stage cervical lesions develop, often requiring surgical procedures such as excisional or ablative treatments of cervical tissue. Current surgical procedures to treat cervical dysplasia are invasive and can adversely impact future pregnancies. We believe a non-surgical, self-administered localized pharmaceutical approach that targets the virus itself rather than waiting for cellular changes to develop has the potential to redefine the treatment paradigm in cervical disease prevention.
In October 2024, we announced that we were selected by the Advanced Research Projects Agency for Health (ARPA-H), part of HHS, to receive up to $10 million in milestone-based payments over approximately two years to support the development of DARE-HPV, including commencement of a Phase 2 clinical study to evaluate the safety and preliminary efficacy of DARE-HPV for the clearance of high-risk HPV infection in women. For more information about this funding, see Note 15, “Grant Awards," to our consolidated financial statements included in this report. To date, we have received $7.5 million of the ARPA-H award.
In February 2026, we announced FDA clearance of our IND application for a Phase 2 clinical study of DARE-HPV to evaluate the safety and antiviral activity of DARE-HPV in women with persistent high-risk HPV infection. The planned Phase 2 study is expected to be supported by ARPA-H award funding. We will provide additional details regarding the Phase 2 study design and anticipated timelines for study initiation, which we are preparing for 2026, in the coming months.
Clinical Data
An earlier non-optimized formulation of the same two active pharmaceutical ingredients in DARE-HPV was previously evaluated in 23 non-pregnant, healthy, premenopausal, HIV un-infected Kenyan women with CIN2 or CIN3 in an open-label, proof-of-concept clinical study with all women receiving a 4:1 (133 mg lopinavir and 33 mg ritonavir) oral tablet (Lopimune) which is FDA approved for the treatment of human immunodeficiency virus (HIV), but dosed vaginally twice daily for 14 days in this study. There were no SAEs. The most common TEAEs were headache (3/23, 13%) followed by vaginal irritation (2/23, 8.7%); nausea (2/23, 8.7%); feeling faint/dizziness (2/23, 8.7%), abnormal vaginal discharge (2/23 8.7%); and abdominal pains (1/23 4.3%). In total, 5/23 or 21.7% of study subjects experienced some form of minor complaint within the first month of taking Lopimune as described. The results demonstrated its potential as a self-applied therapy for HPV infection and related cervical lesions. The proof-of-concept study is published in the Public Library of Science (PLoS) One. DARE-HPV was also previously evaluated in 12 healthy, non-pregnant, premenopausal women without high-risk HPV or CIN. Participants inserted one tablet vaginally daily for 21 days. Participants reported the amount of vaginal or vulvar irritation they experienced daily using a Likert scale ranging from 0 (none) to 1 (mild, does not require medical attention) to 2 (moderate, requires medical attention) to 3 (severe, requires medical attention and results in study medication being stopped). The mean daily vaginal irritation score was 1.47 ± 1.29 for active product users (n=8) versus 1.40 ± 0.9 for placebo product users (n=4).
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
Data from the study were published in Climacteric, the official journal of the International Menopause Society, in an article entitled, “Pharmacokinetics, safety and preliminary pharmacodynamic evaluation of DARE-VVA1: a soft gelatin capsule containing tamoxifen for the treatment of vulvovaginal atrophy” (2023, 26(5), 479-488). The article concluded that DARE-VVA1 resulted in minimal systemic exposure to tamoxifen. Adverse events were mild to moderate in severity and distributed similarly among the DARE-VVA1 and placebo groups. Of the 15 participants who reported at least one TEAE, nine reported a TEAE related to the reproductive system, with vulvovaginal discomfort (n=5 participant reports) and vulvovaginal pruritus (n=4 participants reports) being the most common organ system preferred term. The mean local erythema scores for all visits, for all dosing groups, were in the none\absent (0) to mild (1) range, with a few outliers in the moderate (2) grading, with no discernible pattern or correlation to group. All endometrial width measurements assessed with transvaginal ultrasound were normal at baseline and at 57 days of treatment, with the maximum measurement not exceeding 4.0 mm. Plasma tamoxifen concentrations were highest among women using DARE-VVA1 20 mg, but the maximum mean (standard deviation) plasma tamoxifen concentrations on day 1 and day 56 of the treatment period were less than 14% of those measured after one oral tamoxifen dose. The article also concluded that preliminary efficacy data support further development of DARE-VVA1. The article found that DARE-VVA1 users had significant decreases from pre-treatment baseline in vaginal pH and proportion of vaginal parabasal cells (p = 0.04 for both endpoints). Plasma tamoxifen concentrations were significantly and negatively correlated with vaginal pH (Spearman R = -0.51, p<0.01) and % vaginal parabasal cells (Spearman R = -0.53, p<0.01). Plasma tamoxifen concentrations were significantly and positively correlated with % vaginal superficial cells (Spearman R = 0.45, p<0.01), % vaginal intermediate cells (Spearman R = 0.45, p <0.01) and total vaginal maturation index (VMI) (Spearman R = 0.62, p<0.01). Women randomized to use DARE-VVA1 10 mg or DARE-VVA1 20 mg experienced the largest treatment impact. The severity of vaginal dryness and dyspareunia decreased significantly from baseline with DARE-VVA1 use (p = 0.02 for both endpoints).
We acquired the DARE-VVA1 program through our acquisition of Pear Tree Pharmaceuticals in 2018. See "Strategic Agreements for Pipeline Development" below for discussion of that merger agreement and related license agreements.
DARE-PDM1
DARE-PDM1 is an investigational proprietary hydrogel formulation of diclofenac for vaginal administration designed to treat primary dysmenorrhea. DARE-PDM1 utilizes our proprietary hydrogel technology (the same technology utilized for XACIATO) to vaginally deliver the active pharmaceutical ingredient, diclofenac, a nonsteroidal anti-inflammatory drug (NSAID), in a novel way for the treatment of primary dysmenorrhea. Primary dysmenorrhea is defined as painful menstruation in girls and women with normal pelvic anatomy, typically described as cramping pain in the low back or lower abdomen before or during the menstrual period. Oral NSAIDs, such as diclofenac, are often recommended for temporary relief from the painful symptoms of primary dysmenorrhea. Because there are currently no FDA-approved vaginal diclofenac treatment options for primary dysmenorrhea, DARE-PDM1 has the potential to be a first-in-category product, delivering diclofenac in a convenient vaginal format that may extend the duration of pain relief and reduce the risks associated with the oral delivery of NSAIDs. According to the American College of Obstetricians and Gynecologists’ Committee on Adolescent Health Care, dysmenorrhea is the most common menstrual symptom among adolescent girls and young women, and most adolescents experiencing dysmenorrhea have primary dysmenorrhea. Prevalence rates of dysmenorrhea vary but range from 50% to 90%.
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
Participants received 1% diclofenac (n=14), 3% diclofenac (n=14) or placebo (n=14). All 42 participants completed the nine study visits. The data indicate that the study treatment was well-tolerated, and TEAE profiles were comparable between the DARE-PDM1 treatment groups and the placebo group. There were no differences in the frequency of reported TEAEs (P=0.41) or treatment related TEAEs (P=0.13) between the 1% and 3% diclofenac strengths, and placebo groups. All TEAEs were mild or moderate in severity. No SAEs were reported, and no TEAEs led to study drug discontinuation or study discontinuation. There were two adverse drug reactions in the 1% diclofenac strength group which included mild vomiting and a mild burning sensation in the lower abdomen. There was a slightly higher frequency of TEAEs reported by participants in the 1% and 3% diclofenac strength groups compared to participants in the placebo group; these were not statistically significant. Three participants (21.4%) and four participants (28.6%) in the 1% and 3% diclofenac strength groups, respectively, reported a total of nine treatment related TEAEs. Gastrointestinal symptoms were the most common treatment related TEAE. Eight of the nine total treatment related TEAEs reported during the study were considered to be mild in severity. One participant in the 3% diclofenac strength group experienced a moderate treatment related TEAE of nausea.
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
We believe the results of the Phase 1 study support continued clinical development of DARE-PDM1 as a treatment for primary dysmenorrhea. At the conclusion of the development program, if successful, we intend to leverage the existing safety and efficacy data for diclofenac to utilize the FDA's 505(b)(2) pathway to obtain marketing approval of DARE-PDM1 in the U.S.
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
DARE-FRT1 and DARE-PTB1
DARE-FRT1 and DARE-PTB1 are IVRs designed to release bio-identical progesterone continuously for up to 14 days. DARE-FRT1 is being developed for luteal phase support as part of an in vitro fertilization, or IVF, treatment plan. DARE-PTB1 is being developed for the prevention of preterm birth. DARE-FRT1 and DARE-PTB1 use the same IVR technology platform as utilized for DARE-HRT1 and DARE to RECLAIM. We are conducting development activities to support IND submissions and Phase 1 clinical studies of these product candidates. We have a Small Business Innovation Research (SBIR) grant award from the NIH to support a Phase 1 study of DARE-PTB1, but do not plan to conduct the Phase 1 studies until after we secure additional capital. At the conclusion of these development programs, if successful, we intend to leverage the existing safety and efficacy data for progesterone to utilize the FDA’s 505(b)(2) pathway to obtain marketing approval of DARE-FRT1 and DARE-PTB1 in the U.S.
We are developing DARE-FRT1 and DARE-PTB1 under our license agreement with Catalent JNP, Inc. See "Strategic Agreements for Pipeline Development" below for discussion of the terms of that agreement.
Casea S
Casea S is an investigational biodegradable contraceptive implant. Casea S is designed to control release of a well-characterized contraceptive, etonogestrel, for a set period of time (18-24 months) before dissolving. It is designed to provide women with a long-acting, minimally-invasive contraceptive method that will not require surgical removal by a healthcare provider, which would improve convenience and could eliminate one of the barriers to use associated with existing implanted contraceptives. Casea S is being tested in a single-center, two-part Phase 1 clinical study to evaluate the PK of etonogestrel, removability, safety, and tolerability of Casea S pellets inserted subdermally in healthy women of reproductive age (ClinicalTrials.gov ID: NCT05174884). The ongoing Phase 1 study is being conducted by FHI 360, a nonprofit organization, with support from a grant award. There are no development costs to us at this time.
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
DARE-LARC1, our potential user-controlled, long-acting reversible contraceptive, is designed to store and precisely deliver hundreds of therapeutic doses of the contraceptive levonorgestrel over a period of years and to be controlled by the user, without further intervention by a healthcare provider. DARE-LARC1’s woman-centered design seeks to offer the benefits of traditional long-acting reversible contraceptives with the added flexibility and convenience for the user to pause and resume release of levonorgestrel, depending on her desire for fertility or contraceptive protection. Under a grant agreement we entered into in June 2021, as amended, we may receive up to approximately $49.0 million to advance development of the technology through nonclinical proof of principle studies to enable an IND submission. As of the date of this report, we have received payments totaling approximately $41.8 million under the grant agreement, the term of which was recently extended to December 31, 2027. Additional payments are contingent upon the DARE-LARC1 program's achievement of development and reporting milestones specified in the grant agreement.
We refer to the technology underlying DARE-LARC1 as our intelligent drug delivery system, or DARE-IDDS, platform. We believe DARE-IDDS has broad potential application beyond contraception in therapeutic areas that currently rely on frequent injections or daily oral dosing, and we are exploring strategic collaboration discussions to expand evaluation of DARE-IDDS for uses outside of reproductive health.
Sales and Marketing
We do not have established marketing, sales or distribution infrastructure or capabilities. In order to commercialize any of our product candidates that would be a new drug, medical device, or drug-device combination product if approved for commercial sale by the FDA or comparable foreign regulatory authorities, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third-parties that have sales and marketing experience. Our approach is to develop an appropriate commercialization strategy for each of our product candidates based on the size of the market opportunity, the level of competition and the anticipated complexity of the launch. As we move our product candidates through preclinical and clinical development toward, and in some cases, through regulatory approval, we evaluate several options for each product candidate's commercialization strategy. These options include building our own sales force and other commercial infrastructure, entering into strategic marketing partnerships with third parties, including commercial sales organizations or other pharmaceutical or biotechnology companies, out-licensing the product to other pharmaceutical or biotechnology companies, and combinations of these strategies. Organon, which has established marketing, sales and distribution capabilities for prescription products in women's health, has global commercial rights to XACIATO under our exclusive license agreement. We expect to continue to evaluate each product opportunity and pursue the commercialization strategy that we believe will maximize the return on our assets in and outside of the U.S. for our stockholders. We have engaged third parties to assist in commercial planning and other commercial readiness activities for our product candidates and intend to continue to do so, as needed.
See below for a discussion of the terms of our exclusive out-license agreement with Organon.
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
Under the terms of our license agreement with Organon, Organon is responsible for the manufacture and distribution of XACIATO.
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
For Phase 3 clinical development of Sildenafil Cream and, if approved, for marketing and sale, currently, we plan to obtain clinical supplies from a single source CMO.
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
Strategic Agreements for Pipeline Development

The following is a summary of certain rights and obligations under our strategic agreements and describes expenses incurred during 2025 and our future payment or potential future payment obligations thereunder.
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
Douglas License Agreement / The University of Manchester Stand-by Direct License Arrangement
In August 2023, we entered into a license agreement with Douglas Pharmaceuticals Limited, or Douglas, under which we acquired the exclusive rights to develop and commercialize a lopinavir and ritonavir combination soft gel vaginal insert for the treatment of CIN and other HPV-related pathologies, and an agreement with The University of Manchester, pursuant to which The University of Manchester consented to Douglas' sublicense to us of certain rights it previously granted to Douglas and agreed to grant us a direct license to such rights if its license agreement with Douglas is terminated. As a result of these agreements, we commenced our DARE-HPV program. Under our agreement with Douglas, we received an exclusive, royalty-bearing license to research, develop and commercialize the licensed intellectual property in the United States for the treatment or prevention of all indications for women in female reproductive health. We are entitled to sublicense the rights granted to us under the agreement.
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
Cooperative Research and Development Agreement with NICHD
In July 2021, we entered into a CRADA with the U.S. Department of Health and Human Services (HHS), as represented by NICHD, part of the NIH, for the conduct of a pivotal Phase 3 clinical study of Ovaprene. Pursuant to the terms of the CRADA, we are responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million to NICHD to be applied toward the costs of conducting the Phase 3 study, all of which had been paid as of September 30, 2024. Unless earlier terminated, the CRADA will expire in accordance with its terms in July 2026. Either we or NICHD may terminate the CRADA for any reason upon 30 days’ prior written notice to the other party. If the CRADA is terminated before completion of the Phase 3 study, NICHD will cooperate with us to transfer the data and the conduct of the study to us or our designee and will continue to conduct the study for so long as necessary to enable such transfer to be completed without interrupting the study. If we terminate the CRADA before the completion of any active study protocol, we generally will be responsible for providing sufficient clinical supplies of Ovaprene to NICHD in order to complete the study. NICHD may retain and use payments we make under the CRADA for up to one year after expiration or termination to cover costs associated with the conduct of activities described under the research plan in the CRADA that were initiated prior to expiration or termination, and any unused funds will be returned to us. Under the CRADA, each party granted the other party rights to use their respective background inventions solely to the extent necessary to conduct the activities described in the research plan in the CRADA. Subject to the U.S. government’s nonexclusive, nontransferable, irrevocable, paid-up right to practice any CRADA invention for research or other government purposes, each party will own inventions, data and materials produced by its employees, and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. The CRADA also contains customary representations, warranties, and indemnification and confidentiality obligations.
MBI Acquisition
In November 2019, we acquired Dare MB Inc. (formerly, Microchips Biotech, Inc.), or MBI, to secure the rights to develop a long-acting reversible contraception method that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1 and an enhanced version of the drug delivery technology underlying DARE-LARC1 is now known as our intelligent drug delivery system platform, DARE-IDDS.
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
In June 2021, a total of $1.25 million of the contingent consideration became payable upon the achievement of certain of the funding and product development milestone events. In accordance with the terms of the merger agreement with MBI, $75,000 of the amount payable was paid in cash and the balance was paid in shares of our common stock.
TriLogic and MilanaPharm License Agreement / Hammock Assignment Agreement
In December 2018, we entered into (a) an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and (b) a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, we acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In XACIATO, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. In December 2019, we entered into amendments to each of the Assignment Agreement and License Amendment. In September 2021, we entered into a second amendment to the License Agreement. In 2022, in connection with entering into our exclusive license agreement with Organon, we entered into a consent, waiver and stand-by license agreement with TriLogic, MilanaPharm and Organon, which further amended the License Agreement.
Under the terms of the License Amendment, as amended:
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
Under the terms of the Assignment Agreement, as amended:
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
Organon Exclusive License Agreement
In 2022, we entered into an exclusive license agreement with Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by us. Organon has all manufacturing, regulatory, and compliance responsibilities for XACIATO and is also responsible for commercializing, promoting, determining pricing, and negotiating reimbursement matters related to XACIATO
Under the terms of our license agreement, as amended, Organon agreed to pay tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments are subject to customary reductions and offsets. The royalty period for each licensed product will continue on a country-by-country basis from the first commercial sale of the licensed product in the country until the expiration of the later of (i) the date that no valid patent claim would be infringed in the absence of the license granted under the agreement by the sale of the licensed product in the country, (ii) 10 years after the end of the month in which the first commercial sale of the licensed product in the country occurred, and (iii) the expiration of regulatory market exclusivity for the licensed product in that country.
In April 2024, we sold to XOMA our rights to all royalty and potential milestone payments based on net sales of XACIATO under our license agreement with Organon, net of our obligations to certain third parties, until XOMA receives a specified return on its investment, after which we will share equally in the royalty and milestone payments earned on net sales of XACIATO from Organon. See below under "Royalty Monetization Transactions" for additional information.

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
Royalty Monetization Transactions
Traditional and Synthetic Royalty Purchase Agreements with XOMA
In April 2024, we entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA (which, together, we refer to as the Royalty Purchase Agreements), and XOMA paid $22.0 million to us. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million (which we refer to as the Revenue Sharing Threshold), XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to us we refer to as the Contingent Purchase Price Payments).
Under the Royalty Purchase Agreements, we sold, assigned, transferred and conveyed our right, title and interest in and to the following to XOMA:

(a) 100% of the royalties and potential milestone payments we would otherwise have the right to receive from and after April 1, 2024 under our exclusive license agreement with Organon, based on net sales of XACIATO, net of (i) all royalty and milestone payments due and payable and actually paid by or on behalf of us under our exclusive license agreement with third-party licensors TriLogic and MilanaPharm, and (ii) all payments due and payable and actually paid by or on behalf of us under our royalty interest financing agreement with United in Endeavour, LLC, or UiE (such net amount we refer to as the Purchased Receivables);
(b) 25% of the $20.0 million payment that we could have potentially received under our since terminated license agreement with Bayer relating to Ovaprene; and
(c) a synthetic royalty of 4.0% of our, our affiliates’ and our sublicensees’ future net sales of Ovaprene, and 2.0% of our, our affiliates’ and our sublicensees’ future net sales of Sildenafil Cream; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent Purchase Price Payments made to us, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (we refer to the amounts described in this clause (c) as the Revenue Participation Right).
Pursuant to the traditional royalty purchase agreement, XOMA, at its sole cost and discretion, may repay in full and retire all of our payment obligations to UiE under our royalty interest financing agreement with UiE. If XOMA does so, no further amounts in respect of that agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the traditional royalty purchase agreement. Under the traditional royalty purchase agreement, we cannot elect to receive any additional funding from UiE under our royalty interest financing agreement with UiE without XOMA’s prior written consent.
In connection with the synthetic royalty purchase agreement, we granted to XOMA a security interest in certain product assets related to Ovaprene and Sildenafil Cream.
The Royalty Purchase Agreements contain certain representations and warranties regarding our rights and obligations with respect to our license agreement with Organon and our in-license agreements relating to XACIATO, Ovaprene and Sildenafil Cream, as well as customary representations and warranties for a transaction of this nature. The Royalty Purchase Agreements also contain customary covenants for a transaction of this nature, including covenants that limit or restrict our ability to incur indebtedness or liens related to the Purchased Receivables, the Revenue Participation Right, and certain product assets related to Ovaprene and Sildenafil Cream (except pursuant to a suitable intercreditor agreement). The Royalty Purchase Agreements do not restrict our ability to out-license any of our products or product candidates.
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
Under the agreement, we agreed to make the following payments to UiE until such time when UiE has received aggregate payments equaling a 12% internal rate of return, or the IRR, on the Initial Investment and the Total Supplemental Discretionary Investment Amount, if any: (i) from the date of the agreement through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by us to any licensor or sublicensee on the royalty payments generated and received by us on net sales of XACIATO by Organon have been deducted (such payments referred to as the Net Royalty Payments), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from the date of the agreement through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by us to any licensor or sublicensee on the milestone payments generated and received by us on net sales of XACIATO by Organon have been deducted. After December 31, 2029, we will be required to make certain additional payments to UiE to the extent UiE has not received payments equaling the IRR by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if UiE has not received payments equaling the IRR by December 31, 2035 and we have other sources of assets or income (besides XACIATO) sufficient to complete such payments, we have agreed to pay UiE quarterly payments evenly divided over a two-year term (such payments referred to as Catch-up Payments), such that UiE will have obtained the IRR, taking into account all other payments received by UiE from us under the agreement. UiE’s right to receive payments will terminate when UiE has received payments in an amount equal to the IRR (such period of time referred to as the Financing Term). Under the agreement, we have the right, at any time and from time to time, to make voluntary prepayments to UiE, and such payments will be credited against the IRR. In addition, we have the right at any time to pay in full and retire all of our payment obligations to UiE by paying the full amount of the IRR, calculated as of the date of the payment.
The agreement contains representations and warranties, covenants, indemnification obligations, and other provisions customary for transactions of this nature and will terminate on the date that is the earlier of (i) the date upon which the payment of the purchased interest in respect of XACIATO is made in full to UiE, and (ii) the payment to UiE of an aggregate amount equal to the IRR.
In connection with the agreement, we issued to UiE a warrant to purchase up to 422,804 shares of our common stock. In addition, for every $1.0 million of Supplemental Discretionary Investment Amount, we agreed to issue an additional warrant to purchase up to 84,561 shares of our common stock, for an aggregate of additional warrants to purchase up to 591,927 shares of our common stock.
The warrants are exercisable, in full or in part, at any time on or prior to the fifth anniversary of the date of issuance of the particular warrant at an exercise price of $4.10 per share, subject to customary adjustment for stock splits and similar transactions. The warrants may be exercised for cash, or if at the time of exercise there is no effective registration statement registering for resale the shares underlying the warrants, then in lieu of paying the exercise price in cash, the holder may elect to exercise the warrant on a cashless basis.
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
Under the terms of the Assignment Agreement with Hammock Pharmaceuticals, Inc. and the License Amendment with TriLogic Pharma, LLC and MilanaPharm, LLC, regarding the thermosetting hydrogel platform which includes XACIATO, we are the exclusive licensee of four issued U.S. patents, two of which are set to expire in December 2028 and two of which are set to expire in September 2036, subject to any extensions or disclaimers, and two foreign patents, including one European Patent Office, or EPO, patent validated in four countries, that expire in December 2028, subject to any extensions or disclaimers, as well as three foreign patents, including one EPO patent validated in 22 countries, that expire in July 2036, subject to any extensions or disclaimers. Two of the four issued U.S. patents are listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation," known as the Orange Book, under the Patent Exclusivity Information for XACIATO. In addition, we have rights to two pending foreign patent applications and one pending U.S. patent application. If issued, the patent term for any patents issuing from these pending applications would be expected to expire in 2036, subject to any extensions or disclaimers. We own a pending U.S. application and 16 pending foreign applications regarding XACIATO, and a pending U.S. and five pending foreign applications directed to the thermosetting hydrogel platform. The patent term for any patents issuing from these pending applications would be expected to expire in 2042, subject to any extensions or disclaimers. Organon has licensed XACIATO-specific patents and applications from us.

Under the terms of the ADVA-Tec license agreement, regarding Ovaprene, we are the exclusive licensee of four granted U.S. patents, one pending U.S. patent application, seven granted foreign patents, including two EPO patents validated in a total of 36 countries, and two pending foreign patent applications. Two of the U.S. patents have terms until August 2028, which includes days added to the term by patent term adjustment, and a third patent has a term that expires in July 2027, including patent term adjustment, each of such terms being subject to any future extensions or disclaimers. The other U.S. and foreign patents are expected to expire in 2026. The patent terms for any patents issuing from the pending applications would be expected to expire in 2035, subject to any extensions or disclaimers.
Under the terms of the SST license agreement, regarding Sildenafil Cream, we are the exclusive licensee in the Field of Use of 28 issued patents worldwide (11 U.S. patents and 17 foreign patents, including three EPO patents validated in a total of 20 countries). Additionally, there is one patent application pending in the US, one in Europe, and three in other international markets. The issued U.S. patents have a patent term that expires in June 2029, including any patent term adjustment, and may be eligible for regulatory exclusivity under the Hatch-Waxman Act, while several foreign patents have a term that is set to expire in late 2031, each of such terms being subject to any future extensions or disclaimers. Additionally, relative to the sildenafil program, we are the sole owner one patent application pending in the U.S., one in Europe, and five in other international markets with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
Under the terms of the Catalent license agreement, regarding our intravaginal ring platform which includes DARE-HRT1, we are the exclusive licensee of one issued U.S. patent with patent terms set to expire in September 2027, including patent term adjustment. Additionally, relative to the DARE-HRT1 program, we are the sole owner of one patent application pending in the U.S., one in Europe, and eight in other international markets with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
When we acquired Pear Tree Pharmaceuticals, Inc. in 2018, regarding DARE-VVA1, we obtained the rights to three U.S. patents and one Japanese patent. The patent terms for the U.S. patents are expected to expire in June 2027, June 2028, and May 2035 including any patent term adjustment, extensions or disclaimers. The Japanese patent has a term that is set to expire in June 2027. Additionally, relative to the DARE-VVA1 program, we are the sole owner of one patent application pending in the U.S., one in Europe, and one in Canada with an expected term, if granted, until 2044, subject to any extensions or disclaimers.
When we acquired MBI in 2019, we obtained the rights to over 100 patents and applications. The key technology underlying the platform currently is supported by 10 U.S. patents and 35 foreign patents, including four EPO patents validated in various European countries, and 13 pending patent applications. We believe that the five most recently filed patent families are directly applicable to our DARE-LARC1 program. Those patent families have patent terms that are set to expire 2032, 2033, 2034, 2040, and 2046 respectively, subject to any extensions or disclaimers. Those patent families include patents granted in the U.S., E.U. and other key international markets.
Under the terms of the Hennepin license agreement, we are the exclusive licensee of six issued U.S. patents and four foreign patents, as well as two pending U.S. applications and seven pending foreign applications. The U.S. patents are set to expire in 2026, 2028, 2033 and 2034 including any patent term adjustment, extensions or disclaimers, and the foreign patents have patent terms until 2033. The U.S. and foreign applications, if granted, are expected to have patent terms that expire in 2033, 2037, 2038, and 2042, subject to any extensions or disclaimers.
Under the terms of the Douglas license agreement, we are the exclusive licensee of five granted U.S. patents and four pending U.S. patent applications. The granted patents are expected to expire in 2034, 2039, or 2042, including any patent term adjustment, extensions or disclaimers, and the U.S. applications, if granted, are expected to have patent terms that expire in 2039 and 2040.
We also rely upon trade secret rights to protect our product candidates as well as other technologies that may be used to discover, validate and commercialize our current or any future product candidates. We presently seek protection, in part, through confidentiality and proprietary information agreements.
Trademarks
We own trademark applications and registrations in the United States Patent & Trademark Office for the DARÉ BIOSCIENCE mark, as well as marks related to various taglines, product candidate and product names, including DARE to PLAY, DARE to RESTORE, and DARE to RECLAIM. According to our agreement with Organon, all XACIATO trademarks have been assigned. In accordance with the terms of the ADVA-Tec license agreement, we are the exclusive licensee of the OVAPRENE registered trademark.

Competition
We are solely focused on women’s health. Women’s health is a broad category that encompasses health conditions that are unique to women, as well as conditions that affect both men and women, but that may affect women differently. Women’s health products include drug, medical device, cosmetic and dietary supplement products, and generally are products designed for post-pubescent females. The women’s health sector is very fragmented, highly competitive and subject to rapid and significant change. We anticipate that our products and, if approved, our product candidates may compete not only with FDA-approved, prescription and over-the-counter, branded and generic drug products, but also compounded drug products, medical devices, dietary supplements, and cosmetics. We face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies and specialty pharmaceutical companies that already possess a significant share of the women’s health market, as well as generics manufacturers, compounding pharmacies and other drug compounding facilities, and cosmetics and dietary supplements manufacturers. In addition, academic and other research institutions are and could be engaged in research and development efforts for products in the therapeutic areas targeted by our product candidates. Our success is highly dependent upon our ability to acquire or in-license, develop and obtain regulatory approval for innovative products on a cost-effective basis and to market them successfully, either on our own or together with strategic partners, or to make our proprietary formulations available as compounded drugs. Many of our potential competitors have greater clinical, regulatory, manufacturing, marketing, distribution, compliance and financial resources and experience than we do. See ITEM 1A. "RISK FACTORS—Risks Related to Commercialization of Products We Develop" and "Risks Related to 503B Compounding" below.
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
Currently, there are no FDA-approved therapies for FSAD. Sildenafil Cream has the potential to be the first FDA-approved product for the treatment of FSAD. However, Sildenafil Cream, if approved, may compete directly with compounded drugs available in the market, including those from outsourcing facilities that compound topical cream formulations of sildenafil citrate, the active ingredient in Sildenafil Cream. In addition, some compounding entities have partnered with telemedicine providers, enabling them to expand the potential market for their compounded drugs. While, as of the filing date of this report, to our knowledge, DARE to PLAY will be the only compounded form of sildenafil citrate that has completed toxicology studies and Phase 1 and Phase 2 human clinical studies, the availability of other sildenafil products, could potentially make it more challenging for DARE to PLAY and, in the future, if approved by the FDA, Sildenafil Cream, to build and maintain market share.
If we are successful in bringing DARE to RECLAIM, or DARE-HRT1 to market, these products will compete with the many products on the market targeted to or FDA-approved for the treatment of menopausal symptoms, including VMS. Such products include hormone therapies in the form of pills, patches and creams, some of which are FDA-approved products and others which are supplied by compounding entities, as well as non-hormonal products, including FDA-approved medications Veozah® (fezolinetant) marketed by Astellas Pharma and Lynkuet® (elinzanetant) marketed by Bayer, and dietary supplements. Both the supplement and the compounded hormone therapy markets are very significant. A considerable segment of the compounded hormone therapy market is comprised of compounded hormones in pellet form that are implanted under the skin as a non-daily alternative, which could be directly competitive with DARE to RECLAIM and, in the future, if approved by the FDA, DARE-HRT1. We expect the options for hormone therapy and non -hormonal therapies to continue to expand with time. We intend for DARE-HRT1, if approved by the FDA, to offer advantages to currently available compounded hormone therapy products, including by providing a product with a well characterized safety and efficacy profile that will have been vetted by the FDA. We believe DARE to RECLAIM and DARE-HRT1 each has the potential to address a preference among some women and health care providers for bio-identical hormones delivered in a non-oral route, as well as offer convenience compared to existing FDA-approved hormone therapies in that one IVR is designed to deliver the bio-identical hormones together over 28 days without any daily intervention.

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
Preclinical Studies
After a therapeutic candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. The Consolidated Appropriations Act for 2023 amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. Nonclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will include one or more clinical protocols detailing, among other things, the objectives of the clinical trial and the safety and effectiveness criteria to be evaluated.

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
A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need. Congress also amended the FDCA in 2022 to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
In February 2026, via an editorial published the New England Journal of Medicine, the FDA Commissioner and the director of the FDA’s Center for Biologics Evaluation and Research announced a policy shift whereby, going forward, the FDA’s default position will be a “a one-trial requirement,” meaning that one adequate and well-controlled study, combined with confirmatory evidence, will serve as the basis of marketing authorization of novel product candidates. Confirmatory evidence can include mechanistic science, data from a related indication, animal models, information from other drugs of the same class, real-world evidence, or a second adequate and well-controlled study. The announcement represents a major shift from the FDA’s historical default requirement of two pivotal clinical trials. However, as indicated by FDA representatives during informal interviews and other media appearances, if FDA shifts to only requiring a single trial, it may heighten the standard for these trials in terms of quality. For example, the FDA indicated it will carefully examine all aspects of study design with particular focus on controls, end points, effect size, and statistical protocols. The FDA may still require additional adequate and well-controlled studies if a product candidate has a nebulous, pluripotent, or nonspecific mechanism of action; if it affects a labile, short-term, or surrogate outcome; or if a trial has some underlying limitation or deficiency. The editorial also referenced a new postmarket initiative being rolled out synchronously to collect robust data on all drugs and devices. The FDA has not published formal guidance regarding the new one-trial default option or postmarket surveillance initiative.
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

Under the current PDUFA goals and policies agreed to by the FDA, the agency has ten months from receipt in which to complete its initial review of a standard NDA for a drug that is not a new molecular entity, and six months from the receipt date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and the sponsor’s process to respond to such inquiries. As a result, the NDA review process can be very lengthy. Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA, commonly referred to as a traditional or "full NDA." In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act, that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain nonclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.
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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities where the drug product or its API will be produced and the clinical trial sites, the FDA will either issue an approval letter or, in some cases, a complete response letter, or CRL, that describes all of the specific deficiencies in the NDA identified by the agency. An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the applicant might take to place the application in a condition for approval. In September 2025, the FDA began publishing CRLs soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter to the applicant. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, the FDA nevertheless may ultimately decide that the NDA does not satisfy the regulatory criteria for approval.
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
Special FDA Programs to Facilitate and Expedite Development and Review of Certain New Drugs
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include, but are not limited to, fast track designation, QIDP designation, priority review designation, and the Commissioner's National Priority Voucher pilot program. The purpose of these programs is to provide important new drugs to patients earlier than could occur under standard FDA procedures for interacting with and responding to product sponsors during development and regulatory review.
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
Under the Generating Antibiotics Incentives Now Act, or the GAIN Act, Congress directed the FDA to implement the QIDP designation program. The GAIN Act created incentives for the development of antibacterial and antifungal drug products for the treatment of serious or life-threatening infections. A therapeutic candidate designated as a QIDP is eligible for fast track designation, and the first marketing application submitted for a specific drug product and indication for which QIDP designation was granted will be granted priority review. A subsequent application from the same sponsor for the same product and indication will receive priority review designation only if it otherwise meets the criteria for priority review. As discussed further below under “New Drug Marketing Exclusivity under the Hatch-Waxman Act Amendments & GAIN Exclusivity Extension - Qualified Infectious Disease Product Exclusivity,” the GAIN Act also provides the possibility of a five-year exclusivity extension that is added to any other marketing exclusivity for which a QIDP-designated drug qualifies upon FDA approval.

Additionally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.
In 2025, the FDA created a new voucher program called the Commissioners National Priority Voucher, or CNPV, with the goal of radically expediting therapeutic product review and approval processes. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is issued within one to two months after the filing date.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, none of these programs changes the standards for marketing approval and may not ultimately expedite the development or approval process.
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
Post-Approval Requirements for Prescription Drugs
Following approval of a new drug product, the manufacturer and the approved drug are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. As noted above, in February 2026, the FDA announced a new postmarket data‑collection initiative applicable to all drugs and devices, but the FDA has not yet published guidance specific to this new program.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws. The Prescription Drug Marketing Act of 1987, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted in 2013 to, among other things, require use of an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, repackagers, wholesale distributors, and dispensers (primarily pharmacies). It also replaced certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme, requiring uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers. Most recently, the FDA announced trading partner-specific exemptions through specified dates in 2025, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of prescription drug products regulated by the FDA.
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
Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably assure their safety and effectiveness. Class I devices are those low risk devices for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality Management System Regulation, or QMSR; facility registration and product listing; reporting of adverse medical events and malfunctions; and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Most Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) process. Notably, the QMSR was developed and implemented to harmonize the FDA's previous medical device current good manufacturing practice regulations (referred to as the Quality System Regulation, or QSR) with the International Organization for Standardization, or ISO, standard for device quality management systems (ISO 13485:2016); it became effective on February 2, 2026.
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
Class III devices are deemed by the FDA to pose the greatest risk to patients, such as life-sustaining or life-supporting devices, devices that present a potential unreasonable risk of illness or injury, or, more generally, devices whose safety and effectiveness cannot be assured solely by the general controls and special controls described above. All Class III devices must be reviewed and approved by the FDA through the PMA process. A PMA must be supported by extensive data including, but not limited to, technical data, nonclinical studies, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is submitted and the FDA determines the application is sufficiently complete, the agency will accept it for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, it considers such recommendations when making final decisions on approval. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QMSR. New PMA applications or supplements are also required for product modifications that affect the safety and efficacy of the device. PMA (and supplemental PMAs) are subject to significantly higher user fees than are 510(k) premarket notifications.
Novel medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established an alternative route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Today, as a result of certain amendments to the FDCA, manufacturers may request De Novo classification from the FDA without first submitting a

510(k) premarket notification and receiving a not substantially equivalent determination. The FDA is required under the statute to classify the device within 120 days following receipt of the De Novo request, however, the most recent FDA premarket review goals state that in fiscal year 2026, FDA will attempt to issue a decision on 80% of all De Novo classification requests received within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo classification requests are also subject to user fees, unless a specific exemption applies.
Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or 510(k) premarket notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, an investigator acting on behalf of the company must, among other things, apply for and obtain IRB approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the company sponsoring the investigation must also submit and obtain FDA approval of an IDE. An IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE is approved by the FDA and the study protocol and informed consent form are approved by a duly-appointed IRB at each clinical trial site. A diversity action plan will be required for most clinical studies of investigational medical devices intended to support marketing authorization as a result of the 2022 FDCA amendments.
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
•compliance with the QMSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;
•pre-scheduled or unannounced device facility inspections by the FDA;
•labeling regulations, which prohibit the promotion of devices for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;
•correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and
•post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
•two or more separate products packaged together in a single package or as a unit and comprised of drug and device components;
•a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be updated to reflect its new use as part of the combination; or
•any investigational drug or device packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.
The FDA’s Office of Combination Products, or OCP, provides sponsors with a prompt determination of the FDA Center with primary jurisdiction over a combination product; ensures timely and effective premarket review by coordinating reviews involving more than one center; ensures consistent and appropriate post-market regulation; resolves disputes regarding review timeliness; and reviews/revises agreements, guidance and practices specific to combination products.
OCP determines which Center will have primary jurisdiction for the combination product, referred to as the Lead Center, based on the combination product’s “primary mode of action,” or PMOA. A mode of action is the means by which a product achieves an intended therapeutic effect or action. The PMOA is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. The Lead Center has primary responsibility for the review and regulation of a combination product; however a second Center is often involved in the review process, especially to provide input regarding the “secondary” component(s). In most instances, the Lead Center applies its usual regulatory pathway. For example, a drug-device combination product assigned to CDER will typically be reviewed under an NDA, while a drug-device combination product assigned to CDRH is typically reviewed under a 510(k), PMA, or De Novo classification request.

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
Combination products are subject to FDA user fees based on the type of application submitted for the product’s premarket approval or clearance. For example, a combination product for which an NDA is submitted is subject to the NDA fee under PDUFA. Likewise, a combination product for which a PMA is submitted is subject to the PMA user fee.
Since a combination product incorporates two or more constituent parts that have different regulatory requirements, a combination product manufacturer must comply with all cGMP and QMSR requirements that apply to each constituent part. The FDA has issued a combination product cGMP regulation, along with final guidance, describing two approaches a combination product manufacturer may follow to demonstrate compliance. Under these two options, the manufacturer demonstrates compliance with: (1) All cGMP regulations applicable to each separate regulated constituent part included in the combination product; or (2) either the drug cGMP or the QMSR, as well as with specified provisions from the other of these two sets of requirements (also called the “streamlined approach”). In addition, the 21st Century Cures Act, or the Cures Act, amended the FDCA to clarify that for drug-device combination products with a device PMOA and an FDA-approved drug constituent part, Hatch-Waxman Act requirements apply. Accordingly, a potential patent dispute regarding the listed drug that is being referenced by the combination product sponsor may delay the marketing authorization of the combination product. Furthermore, the Cures Act amendments applied Hatch-Waxman Act exclusivity provisions (e.g., new chemical entity and new clinical investigation) to the device clearance and approval process for combination products with a device PMOA.
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
Other U.S. Health Care Laws and Compliance Requirements
We are subject to additional health care statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval as well as prescription drug products that are being manufactured and distributed by 503B outsourcing facilities. Arrangements we may enter into with third-party payors or other customers expose us to broadly applicable fraud and abuse and other health care laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell, and distribute any products for which we obtain marketing approval.
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
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. One third-

party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.
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
Additionally, the containment of health care costs has become a priority of federal and state governments and the prices of drug products have been a focus in this effort. Recent U.S. federal actions include initiatives incorporating "most favored nation" (international reference pricing) concepts for certain prescription drugs, as well as agency testing of new payment models that could tie Medicare reimbursement or manufacturer rebates to prices in specified reference countries. For example, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA, which includes (among other things) multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drug products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic competition. CMS is also negotiating drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, announcing the first round of negotiated "maximum fair prices" for the first 10 drugs in August 2024, which became effective as of January 1, 2026 (payment year 2026). The second round of negotiated prices for 15 drug products was announced in November 2025, and CMS published the next group of drugs selected for negotiation in January 2026. However, the IRA's impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.
Separately, the Trump Administration announced the creation of a government website called TrumpRx, which will allow consumers to purchase certain drugs at reduced prices as negotiated between the drug manufacturers and the administration. As of January 2026, the Trump Administration had secured deals with 16 major drug manufacturers to offer certain drugs at most-favored-nation prices.
We expect that federal, state and local governments in the U.S. will continue to consider legislation directed at lowering the total cost of health care. Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that also appear to be contributing to additional federal and state legislative and regulatory proposals, as well as enforcement action and private litigation, targeting such entities’ operations, pharmacy networks, and financial arrangements. In February 2026, President Trump signed into law several PBM regulatory reforms as part of a federal budget package. The Department of Labor (DOL) also issued a proposed rule in January 2026 that would mandate specific PBM fee disclosures to self-insured plan fiduciaries under the Employment Retirement Income Act (ERISA). If finalized as proposed, the DOL rule would also allow plan fiduciaries to audit those PBM disclosures to confirm accuracy. Additional proposals and legislative changes aimed at PBMs and their business practices are likely to continue to be introduced and considered in Congress and by executive agencies. Significant efforts to change the PBM industry as it currently exists in the U.S.

may affect the entire pharmaceutical supply chain and the business of other stakeholders, including medical product developers like us.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had and is expected to continue to have a significant impact on the health care industry. The ACA, among other things, imposes a significant annual fee on certain companies that manufacture or import branded prescription drug products. The ACA also increased the Medicaid rebate rate and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations. The ACA also expanded the 340B drug discount program (excluding orphan drugs), including a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, and revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states. It also contained substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against health care fraud and abuse, add new transparency requirements for the health care industry, impose new taxes and fees on pharmaceutical manufacturers, and impose additional health policy reforms. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future.
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
Federal Regulation of Compounded Drugs
Drug compounding is a practice in which a licensed pharmacist, a licensed physician, or in the case of an outsourcing facility, a person under the supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a customized medication.
Compounded drugs are regulated at the federal level primarily under Section 503A and Section 503B of the FDCA. The FDA does not evaluate compounded drug products for safety, effectiveness, or quality, although it does have oversight over the compounding pharmacies and outsourcing facilities producing such drugs in compliance with the conditions of Section 503A and 503B, respectively.
As discussed above, we are making our proprietary sildenafil cream formulation available to patients by prescription as a compounded drug under the brand name DARE to PLAY Sildenafil Cream via an outsourcing facility operating under Section 503B, and we plan to make our proprietary estradiol progesterone intravaginal ring available to patients by prescription as a compounded drug under the brand name DARE to RECLAIM™ estradiol progesterone intravaginal ring via another outsourcing facility operating under Section 503B.
The term “outsourcing facility” refers to a facility that produces compounded drugs in accordance with Section 503B and distributes them either pursuant to a patient-specific prescription or in response to an order from a health care provider, such as a hospital, that is not for an identified individual patient (e.g., for office stock). Outsourcing facilities must be registered with the FDA and are subject to cGMP requirements and FDA inspections. In addition, an outsourcing facility must meet other conditions described in Section 503B, including reporting adverse events, labeling compounded products with certain information, reporting specific information about the drugs that it compounds, including a list of all of drugs it compounded during the previous six months and the FDA-registered source of the active ingredients used to compound. Under Section 503B, outsourcing facilities are prohibited from selling compounded drugs through a wholesale distributor, subject to certain exceptions set forth in FDA guidance.
Outsourcing facilities may only compound using bulk drug substances that either appear on a list established by the FDA of bulk drug substances for which there is a clinical need or are for drug products on FDA's Drug Shortage List. Although the FDA has not yet finalized its list of bulk drug substances for which there is a clinical need, the FDA has announced an interim policy pursuant to which bulk drug substances may be nominated for inclusion on such list and, provided certain conditions are met, outsourcing facilities may compound with such bulk drug substances pending evaluation of the substances for inclusion on the FDA’s list of bulk drug substances for which there is a clinical need. Each of sildenafil citrate, estradiol, and progesterone as a bulk drug substance that is a component of FDA-approved drugs, is currently listed in FDA's interim Category 1 List of bulk substances that have been nominated, reviewed by FDA, and may be compounded by outsourcing facilities pending FDA’s final evaluation. FDA does not intend to take action against an outsourcing facility for compounding drugs using bulk drug substances classified as Category 1 substances provided that the conditions described in the agency's January 2025 interim enforcement policy are met.
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
State laws protecting health and personal information are becoming increasingly stringent. For example, California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect in January of 2020. The CCPA mirrors a number of the key provisions of the European General Data Protection Regulation, or GDPR, described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, requiring covered companies to provide new disclosures to consumers about such companies' practices for collection and use of consumer data, and providing customers new ways to opt-out of certain sales or transfers of personal information. In addition, the CCPA creates a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. More recently, the California Privacy Rights Act, or CPRA, was approved by California voters in the election on November 3, 2020. The CPRA went into effect in January of 2023, modifying and strengthening the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which will be enacting new regulations and will have expanded enforcement authority. Numerous other states have either enacted or are considering enacting their own privacy laws similar to the CCPA.

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
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU had been implemented through national legislation of the member states. Under the previous system, an applicant obtained approval from the competent national authority of an EU member state in which the clinical trial was conducted. Furthermore, the applicant could only start a clinical trial after a competent ethics committee had issued a favorable opinion. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States.
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
Notably, the European Commission issued a proposal in 2023 to revise and replace the existing general pharmaceutical legislation for the EU. As of January 2026, the three EU institutions, the European Commission, the European Parliament and the Council of the EU, are in the process of negotiating the final content of the new Directive and Regulation. Once negotiations are complete, the European Parliament and the Council of the EU will vote on whether to approve the Directive and Regulation. If adopted and implemented, these revisions will significantly change several aspects of drug development and approval in the European Union.
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
In 2017, European Union regulatory bodies finalized the MDR, which provided three years for transition and compliance, for a final effective date of May 26, 2020. A further transition period was provided until May 26, 2024 to give the medical device industry and Notified Bodies additional time to come into compliance. The MDR changed several aspects of the existing regulatory framework for medical device marketing in Europe and increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. Specifically, the MDR requires post-market clinical follow-up evidence for medical devices, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, unique device identification, or UDI, for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes. A CE certificate issued under the MDD before May 26, 2021 may remain valid until May 25, 2024 under certain conditions.
As a new market entrant, we must acquire any necessary device approvals under the MDR for new products, which could be challenging and costly.

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
On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points previously raised by the Court of Justice of the European Union, or the CJEU, in a decision that invalidated the former EU-U.S. Privacy Shield. Notably, the new obligations were geared to ensure that data can be accessed by U.S. intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the U.S. along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.
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
Employees
As of March 25, 2026, we had 24 employees. Of those 24 employees, 21 were full-time and three were part-time, and 17 were in research and development and seven were in selling, general and administrative. Our approach is to engage consultants with experience in varying specialties to help us develop our diverse portfolio of product candidates and bring to market 503B compounded products and consumer health products. Our numerous consultants serve as an extension to our employee base. We believe this approach enables us to access the expertise needed in a cost-efficient manner and without the need to rapidly increase the number of full-time employees and their associated costs. In the future, if we select a commercialization strategy for a product candidate that requires us to establish marketing, sales or distribution infrastructure and capabilities, we may need to rapidly increase our employee base.
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
•We will need to raise substantial additional capital to continue our operations, execute our business strategy and remain a going concern, and we may not be able to raise adequate capital on a timely basis, on favorable terms, or at all. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. Our ability to obtain additional capital through stock sales or other securities offerings may be more costly or dilutive to our stockholders than in the past, or may not be available to us at all, due to our current inability to use a Form S-3 “shelf” registration statement for primary offerings.
•There is no assurance that we will continue to satisfy the listing requirements of the Nasdaq Capital Market. Until July 24, 2026, we are subject to a Nasdaq discretionary panel monitor. If we fail to maintain compliance with any continued listing requirement in Nasdaq’s Listing Rules through July 24, 2026, Nasdaq will issue a delist determination letter, and we will have an opportunity to request a new hearing with Nasdaq’s hearing panel. Based on information currently available to us, our stockholders' equity is expected to be below the $2.5 million threshold as of March 31, 2026, which, if not remedied prior to the time our quarterly report for the first quarter is filed with the SEC, is expected to result in Nasdaq issuing a delist determination letter, with no guarantee that a subsequent hearing before Nasdaq's hearings panel would result in a favorable outcome. The delisting of our common stock or the commencement of delisting proceedings could materially impair our ability to raise capital and limit financing and business opportunities.
•We have a limited operating history, a history of significant losses from operations, and expect significant losses from operations, net losses and negative cash flows from operations to continue for the foreseeable future, which, together with our limited financial resources, make it difficult to assess our prospects.
•We plan to generate revenue from sales of DARE to PLAY and other potential compounded drugs under Section 503B of the FDCA. We have limited experience in this line of business and may not succeed in our efforts. We rely on, and will rely on, third parties for the compounding and distribution of DARE to PLAY and other potential compounded drugs, and the failure of such third parties to perform as expected could harm our reputation and negatively impact our ability to succeed. In addition, this line of business subjects us to additional regulations and potential liability.
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
•We rely on in-license agreements with third parties for rights to develop and commercialize XACIATO, our product candidates, and DARE to PLAY and other potential compounded drugs. The loss or impairment of our rights under these agreements could disrupt or require us to discontinue development or commercialization activities, or impair our rights to receive payments from our sublicensees, which could have a material adverse effect on our operations and business prospects and viability.
•Strategic collaborations are a key part of our strategy and our existing strategic collaboration related to XACIATO is important to our business. If we are unable to maintain our existing strategic collaboration or establish new ones, or if they are not successful, we may require substantial additional capital to develop and commercialize XACIATO and our product candidates, and our business and prospects may be materially harmed.

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
•The commercial success of XACIATO is outside of our control and will depend on Organon’s efforts and capabilities, and if commercialization of XACIATO is not successful, our reputation, business and prospects may suffer.
•Our product candidates, if approved for commercial sale, will face intense competition and may fail to achieve the degree of market acceptance necessary for commercial success. Our business, operating results and financial condition will suffer if we or Organon fail to compete effectively.
•Failure to successfully obtain and maintain coverage and adequate reimbursement for XACIATO and any future products from government health care programs and other third-party payors would diminish our ability, or that of a commercial collaborator, to generate net product revenue or net sales. If out-of-pocket costs for products we develop are deemed by women to be unaffordable, a commercial market may never develop.
•We have a relatively small number of employees and if we fail to attract and retain key personnel our business may materially suffer.
•We may not be successful in our efforts to identify and acquire or in-license additional product candidates or technologies, which may limit our growth potential.
•If we and our licensors are unable to obtain and maintain sufficient intellectual property protection, competitors could develop, market, commercialize or make available products similar or identical to ours, which could significantly limit the commercial potential of our products and product candidates and materially harm our business, financial condition, results of operations, and prospects.
•Most of the products we are developing utilize active pharmaceutical ingredients that are not proprietary to us or our licensors and the patents and patent applications owned by us and our licensors intended to protect our products and product candidates relate to specific formulations, processes, methods of delivery, and/or uses, which may not afford sufficient protection against competitors.
•Volatility in the financial markets, geopolitical conflicts and events, natural disasters, public health emergencies , international trade policies, and other macroeconomic factors may negatively impact our business, financial condition and results and our stock price, including by increasing the cost and timelines for our clinical development programs or making it more difficult or costly to raise additional capital when needed.
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
We have a history of losses from operations, we expect significant losses from operations, net losses and negative cash flows from operations for at least the next several years as we develop and seek to bring to market 503B compounded drugs and our product candidates and as we seek to potentially acquire or license and develop additional product candidates. At December 31, 2025, we had an accumulated deficit of approximately $188.7 million, cash and cash equivalents of approximately $24.7 million, and working capital of approximately $3.4 million. Our cash and cash equivalents at December 31, 2025 included funds received under grant agreements that generally may be applied solely toward direct costs for the funded project under those grant agreements other than an approximately 5% to 22% indirect cost allowance, and as of December 31, 2025, our deferred grant funding liability was approximately $19.7 million, substantially all of which consisted of funds intended to support the DARE-LARC1 program, the Ovaprene Phase 3 clinical study, and the DARE-HPV program. We will need additional capital to fund our operating needs through the fourth quarter of 2026 and to meet our current obligations as they become due. These circumstances raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Advancing our investigational products through clinical development and pursuing regulatory approval and commercialization will require substantial additional investment. We will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. The amount and timing of our capital needs have and will continue to depend highly on many factors, as discussed further below.
Our management may devote significant time and we may incur substantial costs in pursuing, evaluating and negotiating potential capital-raising transactions and those efforts may not prove successful on a timely basis, or at all. If we cannot raise adequate additional capital when needed, we may be forced to reduce, or even terminate our operations. We may delay, scale back or eliminate one or more of our 503B compounded drug offerings and/or our product development programs; relinquish rights under our license agreements with third parties relating to our 503B compounded drug offerings and/or our product candidates; forgo opportunities to expand our 503B compounded drug offerings and/or our product portfolio; take other measures to reduce our expenses; reorganize or merge with another entity; or file for bankruptcy or cease operations. For example, in recent years, due to our limited capital resources, we have focused our resources primarily on the advancement of Ovaprene and Sildenafil Cream, unless a program has been supported by grant or other non-dilutive funding, and we have delayed R&D activities for other programs. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and our stockholders may lose all or part of their investment in our common stock.
Our capital needs have depended on, and will continue to depend on, many factors that are highly variable and difficult to predict, including:
•the 503B compounded drug offerings and/or product development programs we choose to pursue;
•the initiation, type, number, scope, progress, expansions, results, costs, and timing of clinical trials and preclinical studies of our product candidates that we are pursuing or may choose to pursue in the future;
•the cost and timing of manufacturing for 503B compounded drugs;
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
•the amount and timing of future royalty, milestone or other payments, if any, we receive under any future out-licensing agreement or the Royalty Purchase Agreements;
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
Should we add product candidates to our portfolio, should our existing product candidates require testing or other capital-intensive development activities that we do not anticipate, should the duration of our clinical trials be longer than anticipated, should manufacturing and supply be disrupted, or should regulatory approvals be delayed, our cash resources will be further strained. Should our 503B business strategy and/or product development efforts succeed, we will need to develop and implement a commercialization plan for each 503B compounded drug and/or product, which may also require significant resources to create and implement. In addition, the terms of any collaboration agreements for development and/or commercialization of our product and product candidates may significantly impact our need for additional capital. Because of these uncertainties and the other risks and uncertainties discussed in this Risk Factors section, we cannot reasonably estimate the amount funding necessary to successfully complete development of and seek regulatory approval for our product candidates or to commercialize any approved products. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our planned operations.
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
Unstable and unfavorable market and economic conditions may harm our ability to raise additional capital. The occurrence or continued occurrence of macroeconomic factors or events similar to those experienced in recent years, such as a U.S. economic crisis or recession or recessionary concerns, inflation, rising interest rates, public health emergencies, geopolitical conflict (such as the wars in Ukraine and the Middle East), natural/environmental disasters, supply-chain disruptions, terrorist attacks, strained trade and other relations between the U.S. and a number of other countries, social and political discord and unrest in the U.S. and other countries, and government shutdowns, among others, increase market volatility and have long-term adverse effects on the U.S. and global economies and financial markets. Volatility and deterioration in the financial markets and liquidity constraints or other adverse developments affecting financial institutions may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources, such as from strategic collaborations and government and other grants.
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
We have sold our right, title and interest in 100% of the royalties and potential milestone payments we would otherwise have the right to receive under our license agreement with Organon based on net sales of XACIATO, net of payments to upstream third-party licensors and UiE. Whether we receive any future income based on net sales of XACIATO will depend on whether the Revenue Sharing Threshold is reached, which may not occur. Whether the Revenue Sharing Threshold is reached will depend, in part, on Organon’s future commercial success with XACIATO, which is outside of our control and which to date has not resulted in a material amount of net sales, and the successful development and commercialization of Ovaprene and/or Sildenafil Cream, which are subject to significant risks and uncertainties, some of which are outside of our control, as discussed elsewhere in this Risk Factors section.
To the extent we enter into licensing agreements for third-party commercialization of products we develop, as is the case with XACIATO, we expect our revenue streams related to those products will be based primarily on net sales, which will be largely outside of our control.
In a typical biopharmaceutical licensing or “partnering” deal, the biopharmaceutical company out-licenses technology and other assets to a third party in exchange for future payments, the bulk of which (e.g., royalties and milestones) are conditional on the licensee successfully developing and/or commercializing the licensed assets and determined based on net sales. To the extent we enter into such licensing agreements, the amount of net sales our products may generate, if approved for commercial sale, will be largely outside of our control because marketing and sales activities will be conducted by the licensee and product pricing and costs that impact net sales will be determined by the licensee. Gross sales can be greatly reduced by sales discounts and allowances, which will be determined by our licensee (or mandated by governmental entities). Sales discounts may be particularly substantial for new products compared to established products to incentivize purchases and promote customer loyalty. These factors would serve to reduce the royalties payable to us and delay potential achievement of commercial milestones and the corresponding milestone payments to us. If a licensee has no or limited commercialization success, or net sales are otherwise minimal due to pricing and discount structures, our financial condition and operating results could be negatively impacted and our need for additional capital could significantly increase or be accelerated. Due to our exclusive license agreements with Organon, our royalty interest financing agreement, and the Royalty Purchase Agreements, XACIATO’s value to us will be based primarily on net sales, as determined under those agreements.
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
If our commercial collaborator terminates its exclusive license agreement with us, our need for additional capital may significantly increase.
We have an exclusive license agreement with Organon for the commercialization of XACIATO. That license agreement may be terminated by Organon for convenience upon the completion of a specified notice period, subject to limited restrictions. If Organon determines to terminate the exclusive license agreement with us, we may realize only a small fraction of the potential value of the agreement to us, and we would need to raise significant additional capital to pursue further development and commercialization of XACIATO, or establish another commercial collaboration, which we may not be able to do on a timely basis, on favorable terms, or at all. For example, we had an exclusive license agreement with Bayer for the commercialization of Ovaprene. As discussed elsewhere in this report, we received a notice of termination of the license agreement from Bayer in November 2025, and we agreed with Bayer to terminate the license agreement effective December 2, 2025. If Ovaprene were to receive marketing approval from the FDA, we will need to enter into an agreement with a third party to commercialize Ovaprene, for which no assurances can be given, and if we do not enter into such agreement, the commercialization of Ovaprene would be delayed. See also the risk factor titled, “Our existing product development and commercialization collaboration is important to our business, and future collaborations may also be important to us. If we are unable to maintain our existing collaboration, if it is not successful, or if we are unable to establish additional strategic collaborations, our business and prospects may be materially harmed,” below.
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
We have relied heavily on our ability to raise capital by selling shares of our common stock. For example, we raised an aggregate of approximately $21.3 million in in gross proceeds during 2025, and approximately $93.0 million in gross proceeds since January 1, 2021, through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement. Our ability to raise additional capital through sales of our common stock or other securities offerings will depend on several factors, many of which may not be in our favor, including the trading volume and volatile trading price of our common stock, our relatively low public float and market capitalization, our potential inability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market, unfavorable financial market conditions, and the other risks and uncertainties described in this Risk Factors section. If we are unable to raise additional capital through the offering and sale of shares of our common stock, or securities convertible into or exercisable for our common stock, on a timely basis or acceptable terms, or at all, we may seek additional capital through other third-party sources that require us to relinquish valuable rights in our intellectual property, technologies, product candidates or future revenue streams, or that subject us to restrictive covenants, operational restrictions or security interests in our assets, or we may need to delay, scale back or eliminate some or all of our development programs, reduce other expenses, file for bankruptcy, reorganize, merge with another entity, or cease operations.
Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We currently have a shelf registration statement effective, however, our ability to raise capital under a shelf registration statement is, and may continue to be, limited by, among other things, current and future SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. For example, we currently are subject to the "baby shelf rule" because the market value of our outstanding shares of common stock held by non-affiliates, or our public float, was less than $75.0 million at the time of filing this annual report on Form 10-K, calculated in accordance with SEC rules. This means that we may use our shelf registration statement to raise additional funds only to the extent that the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 during the 12 calendar months immediately prior to, and including, the intended sale does not exceed one-third of the aggregate market value of our public float, calculated in accordance with the instructions to Form S-3. Based on the aggregate market value of securities sold by us or on our behalf pursuant to Instruction I.B.6. of Form S-3 in 2025, we do not expect to sell any shares pursuant to Instruction I.B.6. of Form S-3, including under our ATM sales agreement, during the approximately 12-month period from July 2025, unless and until our public float exceeds approximately $54.0 million, as determined in accordance with SEC rules. While our ability to offer securities under an effective shelf registration statement is limited, including by the baby shelf rule, we may choose to conduct an offering of our securities under an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, or under a Form S-1 registration statement. We would expect either of these alternatives to take more time and be a more expensive method of raising additional capital relative to using our shelf registration statement.
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
Obtaining stockholder approval is a costly and time-consuming process. If we must obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our business plan, and there is no guarantee our stockholders ultimately would approve a proposed transaction. For example, we will need to obtain stockholder approval to sell more shares of our common stock to Lincoln Park under our equity line arrangement due to the limitations described above related to sales at less than the Minimum Price.
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
We are solely focused in women’s health, and primarily in the areas of contraception, sexual health, pelvic pain, fertility, infectious disease and menopause. The sector has historically been underfunded, with only about one percent of healthcare research and innovation in the U.S. invested in female-specific conditions beyond oncology according to market research. Non-oncologic women's health therapeutics product launches in recent years have not been perceived as successful. Those perceived commercial failures and the failure of the women’s health sector to receive consistent and committed investment fuels investor sentiment that market opportunities for new products in women’s health are limited. While women's health recently has received more attention, and investment in the women's health sector has seen progress with new or increased funding programs from the federal government, it remains an underinvested sector. Further, there is a high level of uncertainty regarding whether the federal government under the current U.S. presidential administration will continue programs initiated by the prior presidential administration that led to increased funding for research and development in women’s health. Our stock price and our ability to access additional capital on acceptable terms when needed may be adversely impacted by unfavorable investor perception of market opportunities for women’s health products, and our business, operating results, financial condition and prospects could suffer.
Uncertainty in U.S. federal government funding and contracting policies may adversely affect our business.
Changes in federal funding and contracting policies under the current U.S. presidential administration could materially impact the progress of certain of our development programs, including DARE-HPV, as well as our operating results and financial resources. We have received federal government grants and awards in support of several of our development programs. As discussed elsewhere in this report, our DARE-HPV program is being supported in large part with funding provided by federal agencies. There is no guarantee that such contracts and funding will not be frozen, restricted, or terminated as a result of changes in federal funding and contracting policies. In addition, potential future funding and collaboration opportunities through HHS, NIH or other federal agencies may be delayed, reduced or made unavailable. Further, research and development conducted in collaboration with U.S.-based colleges and universities could be delayed or discontinued due to changes in federal funding and contracting policies relating to such institutions. These changes could adversely affect our development programs, financial condition, operating results and business plans.
Our cash could be adversely impacted if a financial institution with which we have deposit or other accounts fails.
Our cash and cash equivalents we use to satisfy our working capital and operating expense needs are held in accounts at various financial institutions. The balance held in deposit accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit or similar government deposit insurance schemes. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and taken into receivership by the FDIC. At that time, substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank and we could not access such accounts for a few days. While we were eventually afforded full access to our accounts, there is no guarantee that in the event of a future closure of a financial institution, we would have access to our funds or that such access would be afforded in a timely fashion. Any loss of our cash or cash equivalents or any delay in our access thereto could, among other risks, adversely impact our ability to pay our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws if we are unable to pay our employees on a timely basis.
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
The manufacture of our product candidates is subject to compliance with extensive regulatory requirements, in some cases is complex, and in most cases we rely on single source contract manufacturers and suppliers. As a result, we face significant risks of manufacturing and supply delays and disruptions that may be difficult and expensive to resolve and may cause substantial delays in the development and regulatory approval of our product candidates or the commercialization of any approved product. To date, our clinical-stage product candidates have been tested in a relatively small number of clinical study participants. Significant scale-up of manufacturing will be required to provide adequate supplies of our product candidates for larger Phase 2 and Phase 3 clinical trials and may take longer and be more expensive than anticipated. For example, if the ongoing pivotal clinical study of Ovaprene required far more clinical product supplies than were manufactured for prior clinical and nonclinical studies combined. A substantial scale up in production of Ovaprene clinical supplies was necessary to support the ongoing Phase 3 clinical study of Ovaprene, which took longer and was more expensive than anticipated, impacting our development timeline. Under our agreement with ADVA-Tec, we are dependent on ADVA-Tec and its contract manufacturer, Poly-Med, Inc., for all Ovaprene clinical and commercial product supplies, and we do not control these third parties and have limited influence the efforts and resources they expend to meet our supply requirements. Disruptions and delays in scaling up manufacturing of our product candidates for later stage clinical studies may have a significant negative impact on our development costs and timelines. We have, and we expect we will continue to, face multiple challenges as our contract manufacturers scale their processes to provide supplies for larger clinical trials or commercial production including, among others, potential difficulties with process scale-up, process reproducibility, stability and purity issues, compliance with cGMP, lot consistency, and timely availability of acceptable raw materials.
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
Section 505(b)(2) of the FDCA permits the filing of an NDA in which the applicant relies, at least in part, on the FDA's prior findings of safety and efficacy data for an existing product, or published literature, in support of its NDA, potentially eliminating or reducing the need to conduct certain nonclinical testing or clinical studies and expediting development timelines relative to the traditional or "full" NDA under Section 505(b)(1) of the FDCA. See ITEM 1. “BUSINESS–Government Regulation–U.S. Government Regulation–FDA Review and Approval Process for Prescription Drugs– Marketing Application Submission and FDA Review” above for more information. If the FDA changes its 505(b)(2) policies and practices, if Congress were to amend the FDCA, or if the current 505(b)(2) pathway is otherwise not available for a product candidate as anticipated, we likely would need to conduct more clinical trials and nonclinical testing than planned to generate additional safety and efficacy data and other information to support an NDA. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition. In addition, Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA, and the filing of a patent infringement lawsuit against us following our submission of a 505(b)(2) NDA could significantly delay any potential FDA approval of the NDA. Even if we are able to utilize the Section 505(b)(2) regulatory pathway for one or more of our candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval or commercial launch.
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
The FDA’s shift toward “radical transparency,” including plans to release future complete response letters promptly after they are issued to drug product sponsors and increase oversight and enforcement for violations of direct-to-consumer drug advertising, could adversely impact our business and commercial prospects.
There has been recent regulatory activity and enforcement in the United States stemming from an announced shift by FDA toward “radical transparency” resulting in increased scrutiny and transparency in the pharmaceutical drug space that may impact our business.
 In July 2025, the FDA announced its intent to increase transparency by publicly releasing CRLs issued to drug and biologic product sponsors and, in September 2025, announced that, going forward, it would publicly release future CRLs promptly after they are issued to product sponsors, describing it as “real-time release” of future CRLs, and, when approving new drug or biologic product applications will release all CRLs associated with that application.

The FDA also released a number of previously unpublished CRLs issued since 2024 associated with pending or withdrawn applications. CRLs, which are issued when an application for marketing approval of a new drug or biologic product cannot be accepted in its current form, outline the reasons for non-approval and may contain confidential or proprietary information relating to the sponsor’s product, including clinical trial, chemistry, manufacturing and controls, and technical information, and specific observations about study design and clinical endpoints. Although the FDA has stated that all CRLs will be redacted to remove confidential commercial information, trade secrets, and personal private information, it remains unclear how such redactions will be implemented. Any public release of a CRL issued to us or a collaborator could result in the inadvertent disclosure of information that could compromise our confidential and proprietary information, including our trade secrets and know-how, or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, accelerating the development of competitive products. Moreover, once a CRL is published, we may have limited ability to correct or contextualize the FDA’s statements. If we were to modify or limit the information shared with the FDA to mitigate such risks, it could increase our costs, slow our regulatory interactions, or delay our product approval timelines.
Further, in September 2025, HHS and the FDA announced a series of measures to address “misleading” direct-to-consumer (DTC) prescription drug advertisements. The measures include (1) initiating rulemaking to close the “adequate provision” requirement, which permits drug manufacturers to include a general statement of risk alongside a webpage or publication and 1-800 number to access the full product labeling, (2) aggressive deployment of its available enforcement tools, including artificial intelligence and other technology-enabled tools to monitor drug ads for DTC violations, and (3) expanded oversight of prescription drug advertising on social media. On September 9, 2025, FDA issued thousands of letters to pharmaceutical companies directing them to remove any noncompliant advertising and bring all promotional communications into compliance. Later in September 2025, the FDA released about 80 warning letters, the majority of which targeted compounding pharmacies and telehealth companies for misleading claims about compounded drugs, including sildenafil, underscoring the FDA’s previously stated and growing concern over consumer confusion and medications that lack FDA approval and marking a clear shift in the FDA’s enforcement strategy for compounded drugs. Although we have not received an enforcement letter from FDA relating to our specific advertising and promotional activities, there is no assurance that we will not receive one in the future. We continue to actively monitor the evolving regulatory landscape and follow the marketing regulations required by the FDA. Nevertheless, these new policies of radical transparency and increased enforcement could result in unforeseen reputational, operational, financial, regulatory and legal consequences for our company and have the potential to impact our business and how we market our products.
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
The grants and other non-dilutive funding supporting development of several of our programs should not provide any assurance that pre-clinical or clinical development supported by that funding will be successful, or, even if we are successful with all specified development activities, that we will be able or will choose to fund the additional development work that will be required to continue to advance the product candidates toward commercialization. Further, the grant agreements or other non-dilutive funding award agreements supporting these development programs generally feature milestone-based payments or, in the case of NIH grants, payments are received in reimbursement of specified activities, and there is no assurance that we will be able to achieve or otherwise demonstrate satisfaction of the specified development and reporting milestones required to receive future payments under the agreements. Additionally, the counterparties to these agreements may modify, suspend, discontinue payment of funds or terminate the agreements in certain circumstances largely in their discretion. Accordingly, we may never receive future payments under these agreements or realize the full potential amount of the grant or other funding award.
Risks Related to Our Dependence on Third Parties
Our existing product development and commercialization collaboration is important to our business, and future collaborations may also be important to us. If we are unable to maintain our existing collaboration, if it is not successful, or if we are unable to establish additional strategic collaborations, our business and prospects may be materially harmed.
We have limited resources and no internal sales, marketing or distribution capabilities. A key aspect of our strategy is to establish collaborations with third parties, such as large and mid-size pharmaceutical companies and other third parties with the relevant R&D and/or commercial expertise and infrastructure, to help bring our product candidates to market. We currently do not expect to directly market, sell or distribute any of our products that receive regulatory approval, and instead intend to enter into agreements with third parties to market, sell and distribute and provide related support services for those products. For example, we have entered into an out-license agreement with Organon for the commercialization of XACIATO. We intend to seek additional strategic collaborations, including for Ovaprene, if approved for commercial sale, as a result of the termination of our prior strategic collaboration with Bayer. However, such strategic collaboration opportunities may not be available to us for a variety of reasons. For example, certain potential pharmaceutical company collaborators have announced discontinuation or significant reduction in their research and development efforts in women's health therapeutics. To the extent we do enter into strategic collaborations similar to our agreements for the commercialization of XACIATO, the successful development and commercialization of our products and product candidates may become partially or entirely dependent upon the performance of third parties. By entering into strategic collaborations, we may relinquish control over important elements of product development and commercialization, and the collaborator may fail to develop or effectively commercialize the applicable products or product candidates. In addition, in the case of commercial collaborations, our product revenues may be lower than if we were to sell and distribute products that we develop ourselves.
Our existing collaboration, and any future strategic collaborations we establish, involve significant risks to the success of the product, including that:
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
•collaborators may violate, or be investigated for potentially violating, health care compliance and related laws and regulations, which may expose us to litigation, enforcement actions or inquiries, or other potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, could significantly delay product development and commercial launch and increase the cost to us to pursue further development or commercialization of the applicable product or product candidate. For example, as was the case with our former out-license agreement for Ovaprene, our out-license agreement for XACIATO may be terminated by the counterparty for convenience upon the completion of a specified notice period, subject to limited restrictions.
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
We currently do not have, and have never had, product marketing, sales or distribution infrastructure. In order to commercialize any of our product candidates, if approved for commercial sale, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third-parties that have sales and marketing experience. As we move our product candidates through development toward, and in some cases, through regulatory approval, we evaluate several options for each product candidate's commercialization strategy. These options include building our own sales force and other commercial infrastructure, or collaborating with third parties that have established sales forces and distribution systems, either to augment our own sales force and commercial infrastructure or in lieu of establishing our own sales force and commercial infrastructure. We currently have no commercialization agreements with third parties other than our license agreement with Organon for XACIATO. We may not be able to maintain our existing commercial collaboration or establish and maintain other commercial collaborations on favorable terms, on a timely basis, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties to commercialize products we develop than if we were to do it ourselves.
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
The commercial success of Ovaprene, if approved for commercial sale, will depend on the degree of market acceptance of a hormone-free, monthly intravaginal product, clinical efficacy and safety of the product, including as compared to alternative contraceptive methods, pricing of the product, and the availability and extent of third-party coverage and reimbursement for the product.
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
As a result of the termination of our license agreement with Bayer for Ovaprene in December 2025, we will need to enter into an agreement with a third party to commercialize Ovaprene, for which no assurances can be given, and if we do not enter into such agreement, the commercialization of Ovaprene would be delayed. See also the risk factor titled, “Our existing product development and commercialization collaboration is important to our business, and future collaborations may also be important to us. If we are unable to maintain our existing collaboration, if it is not successful, or if we are unable to establish additional strategic collaborations, our business and prospects may be materially harmed,” above.
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
DARE-HRT1, if approved as a treatment for moderate to severe VMS due to menopause, will compete with the many options on the market targeted to or FDA-approved for the treatment of menopausal symptoms, including VMS. Such options include hormone therapies in the form of pills, patches and creams, some of which are FDA-approved products and others which are supplied by compounding entities, as well as non-hormonal options, including an FDA-approved products Veozah® (fezolinetant) marketed by Astellas Pharma and Lynkuet® (elinzanetant) marketed by Bayer, and dietary supplements. Both the supplement and the compounded hormone therapy markets are very significant. A considerable segment of the compounded hormone therapy market is comprised of compounded hormones in pellet form that are implanted under the skin as a non-daily alternative, which could be directly competitive with DARE-HRT. We expect the options for hormone therapy and non-hormonal therapies to continue to expand with time. DARE-HRT1 is designed to offer a convenient vaginal ring that continuously delivers a combination of bioidentical estradiol and progesterone over 28 days. Bioidentical hormones refer to compounds that are chemically identical to those produced naturally in the human body. Studies have not demonstrated that bioidentical hormones are safer than synthetic hormones, so DARE-HRT1 will need to compete with many types of hormone therapy options in terms of convenience, safety and efficacy in managing symptoms of menopause.
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
Potential safety concerns regarding hormone therapy could adversely affect our business.
Women have used hormone therapy products for decades to manage menopausal symptoms. However, the use of hormone therapy has been, and continues to be, the subject of scientific debate and regulatory and public health scrutiny. Published clinical studies have associated certain forms of hormone therapy with potential serious safety risks, including an increased likelihood of cardiovascular events, stroke, blood clots, probable dementia, and certain hormone‑sensitive cancers, including breast cancer and endometrial cancer. Although the studies have indicated that the nature and magnitude of these risks may differ materially depending on the type of hormone therapy, the route of its administration, patient age, proximity of initiation of hormone therapy to menopause onset, duration of use, and individual patient characteristics, heightened attention to these issues may influence prescribing behavior, patient acceptance, and regulatory expectations. In November 2025, HHS announced that the FDA was initiating the removal of broad “black box” warnings from hormone replacement therapy products for menopause following a comprehensive review of the scientific literature, an expert panel on the risks and benefits related to menopause hormone therapy in July 2025, and a public comment period. Specifically, the FDA announced it will work with companies to update language in hormone replacement therapy product labeling to remove references to risks of cardiovascular disease, breast cancer, and probable dementia. The FDA is not seeking to remove the boxed warning for endometrial cancer for systemic estrogen-alone products. However, the longstanding controversy over hormone therapy may continue to shape public perception and influence prescribing behavior.
Historical precedent illustrates the potential magnitude of these impacts. In 2002, alarming results from the Women’s Health Initiative (WHI) study, a large, long-term government‑funded study, were released suggesting that varying forms of systemic hormone therapy that included estrogen and progesterone could increase risks of cardiovascular problems, breast cancer, endometrial cancer, and probable dementia. Media coverage was widespread and, shortly after, the FDA implemented a broad “black box” warning on all menopause treatments containing estrogen. In the months and years following the 2002 WHI publication, millions of women discontinued hormone therapy and the hormone therapy market contracted substantially. While more recent analyses of the WHI study suggested flaws in the original findings and findings from subsequent studies have led to more nuanced hormone therapy guidelines and recommendations, including those issued by the Menopause Society, there have been lasting effects on prescribing behavior, patient attitudes, and regulatory labeling.
If new data, safety signals, or adverse event reports emerge, whether or not directly related to our hormone therapy products or product candidates, we could face negative publicity, reduced demand, increased regulatory oversight, labeling changes, reclassification of product risks, additional post‑marketing requirements, or restrictions or contraindications on use. The FDA or professional medical organizations may also update treatment guidelines or recommendations in ways that discourage or limit hormone therapy use, narrow the indicated patient population, recommend alternative treatments, or otherwise reduce the commercial opportunity for hormone therapy products, as was seen following the 2002 WHI publication. Any of these developments could adversely affect commercial introduction and sales of DARE to RECLAIM estradiol progesterone intravaginal ring, impede further clinical development and potential regulatory approval of our hormone therapy product candidates, require additional clinical studies, and materially harm our reputation, business, financial condition and results of operations.
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
Risks Related to Section 503B Compounding
We plan to generate revenue from sales of DARE to PLAY and other potential 503B compounded drugs, but we have limited experience in this line of business and may not be successful in our efforts.
One aspect of our 503B business strategy is to enter into arrangements with outsourcing facilities through which we can generate revenue from sales of DARE to PLAY and other potential 503B compounded drugs produced by those outsourcing facilities under Section 503B. Other than entering an arrangement with Bravado, the 503B outsourcing facility for DARE to PLAY, in 2025, we have never entered into arrangements with outsourcing facilities. Although we have entered into the arrangement with Bravado, we may need to identify and enter into additional satisfactory arrangements with one or more other outsourcing facilities in order to successfully execute our commercialization strategy, and no assurances can be given that we will be successful in doing so on commercially reasonable terms or at all. Even if we are successful in this regard, we may not generate sufficient revenue to recover our costs. Establishing such additional arrangements could be expensive and time consuming, disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.
We are and will remain reliant on Section 503B-registered outsourcing facilities to produce DARE to PLAY and potentially other 503B compounded drugs, and their failure to adequately perform their obligations could harm our reputation, business and financial condition.
We have entered into an arrangement with one outsourcing facility for the compounding and distribution of DARE to PLAY, and we may enter into additional arrangements with one or more outsourcing facilities for DARE to PLAY or other potential 503B compounded drugs. We are reliant on our current outsourcing facility, and will be reliant on any future outsourcing facilities, to compound and distribute DARE to PLAY and any other 503B compounded drugs, and to comply with applicable statutory and regulatory requirements, including FDA's cGMP regulations and related FDA guidance for drugs compounded at outsourcing facilities. Outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Governmental inquiries or actions or litigation brought against us or any of our outsourcing facilities, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our reputation, business and financial condition. We are also reliant on suppliers that supply sildenafil citrate and potentially other active pharmaceutical ingredients to the outsourcing facilities. We do not control or direct the compounding or distribution process used by these parties, and we have no control over their ability to maintain adequate quality control, quality assurance and qualified personnel. These arrangements also involve other risks, including:
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
•inability to procure or maintain state licenses in those states into which DARE to PLAY or any other 503B compounded drugs are shipped;
•third parties may not devote sufficient resources to our needs;
•the operations of third parties could be disrupted by conditions unrelated to our business or operations; and
•logistics carrier disruptions or increased costs that are beyond our control.
In addition to the risks enumerated above, our ability to commence and sustain commercial distribution of potential 503B compounded drugs is subject to the completion of process validation at outsourcing facilities we engage. Under FDA's cGMP regulations applicable to Section 503B outsourcing facilities, commercial distribution of a compounded drug formulation from a Section 503B outsourcing facility generally requires the satisfactory completion of process validation protocols demonstrating that the manufacturing process consistently produces a product meeting its predetermined specifications and quality attributes. As of the date of this report, process validation for DARE to PLAY has not been completed. Until process validation is successfully completed, commercial distribution of DARE to PLAY may be delayed. Process validation may take longer than anticipated, may reveal deficiencies requiring remediation, or may ultimately not be achievable with the current outsourcing facility, any of which could materially delay or prevent the commercial launch of a potential 503B compounded drug.
Adverse developments affecting the supply of sildenafil citrate or other active pharmaceutical ingredients, or the compounding or distribution operations of parties involved in the compounding and distribution of DARE to PLAY or any other 503B compounded drugs, may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the availability of DARE to PLAY or such other 503B compounded drugs. We may also have to undertake costly remediation efforts, or seek more costly supply, compounding and distribution alternatives.
Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, total or partial suspension of production, or issuance of a Form 483 or Warning Letter.
Our commercialization strategy for DARE to PLAY and other potential 503B compounded drugs relies on, and will rely on, third-party telehealth platforms, dispensing pharmacies, and other commercial partners, which subjects us to a variety of regulations and related potential liability.
We have entered into arrangements with third-party telehealth platforms, dispensing pharmacies, and other commercial partners in connection with bringing DARE to PLAY to market, and we may enter into additional arrangements for DARE to PLAY or other 503B compounded drugs we seek to bring to market. The FDA has intensified its enforcement posture with respect to the promotion and advertising of compounded drugs, and particularly compounded products marketed through telehealth channels. In September 2025, the FDA announced measures to address misleading direct-to-consumer prescription drug advertisements and issued enforcement correspondence directed at compounding pharmacies and telehealth companies for misleading claims about compounded drugs, including compounded sildenafil specifically. The FTC also actively monitors advertising and marketing claims for consumer health and pharmaceutical products and may take enforcement action against claims it deems to be unfair or deceptive. Allegations, litigation, or regulatory investigations brought against us or any of our commercial partners relating to the promotion, advertising, fulfillment, distribution, and/or sale of any of the 503B compounded drugs we bring to market, whether or not such litigation or investigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our reputation, business and financial condition.

The litigation and regulatory proceedings we could face may be protracted and expensive, and the results are difficult to predict. Such litigation or regulatory proceedings and investigations, unexpected side effects or safety or efficacy concerns with DARE to PLAY or any other 503B compounded drug we bring to market or related negative publicity could have an adverse effect on our reputation, business and financial condition.
In addition, the practice of telemedicine, and the prescribing of compounded prescription drugs through telehealth platforms, is subject to a patchwork of state laws governing the practice of medicine, prescribing, and pharmacy licensure. The ability of our dispensing pharmacy partners to ship compounded drug products to patients may be limited by state pharmacy laws and licensure requirements, and any inability of our commercial partners to procure or maintain required state licenses could restrict or prevent distribution of DARE to PLAY or any other 503B compounded drug in certain states, which could materially limit our addressable market. State legislatures and regulators continue to develop and revise rules governing telehealth prescribing, including with respect to the establishment of valid prescriber-patient relationships, mandatory in-person examination requirements, and permissible modalities for telehealth consultations. Changes in state law or enforcement of existing requirements could restrict or eliminate our commercial partners' ability to prescribe, dispense, and ship DARE to PLAY or any other 503B compounded drug in particular states.
We cannot guarantee that all promotional materials, digital marketing, social media content, or other patient-facing communications generated or used by us or our commercial partners will fully comply with FDA, FTC, and applicable state requirements at all times. Any finding of non-compliance — whether directed at us or at a commercial partner — could result in warning letters, required corrective advertising, civil penalties, injunctive relief, or other enforcement action, and could require material changes to our marketing practices. Even if any such enforcement action is ultimately resolved in our favor, it could negatively affect demand for the 503B compounded drugs we bring to market, harm our reputation, and adversely affect our business.
Achieving and maintaining market acceptance of DARE to PLAY produced and distributed under Section 503B could be negatively impacted by perceived risks associated with compounded drugs.
Compounded drugs are not FDA-approved products; lawfully compounded drugs are specifically exempt from FDA approval pursuant to Section 503B(a). Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, a compounded drug for a variety of reasons, including because it is not required to be, and has not been, approved for marketing and sale by the FDA. In addition, certain outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage and litigation, and the actions of these facilities have resulted in increased scrutiny of compounding activities. Our ability to generate revenue from sales of DARE to PLAY produced and distributed under Section 503B will be adversely impacted if we are unable to achieve and maintain market acceptance for it.
Sildenafil citrate must remain on the list of bulk substances that may be used in compounding under Section 503B, and if it were to be removed, we would be unable to offer DARE to PLAY under Section 503B.
Sildenafil citrate is currently listed among those nominated substances for which bulk drug substance may be used in compounding by Section 503B-registered outsourcing facilities; the so-called "Category 1" list pending FDA’s evaluation. However, we have no control over whether sildenafil citrate will remain on the list of bulk drug substance that may be used in compounding by outsourcing facilities or for how long. If sildenafil citrate is removed from the list, we would be unable to offer DARE to PLAY via a Section 503B-registered outsourcing facility, and it could harm our reputation, business and financial condition.
In addition, a third party could request that the FDA remove sildenafil citrate from the list of bulk substances that may be used in compounding by Section 503B-registered outsourcing facilities. If removed from such list, outsourcing facilities would be prohibited from producing any compounded drug that includes sildenafil citrate, including DARE to PLAY. For information regarding how the FDA intends to evaluate whether there exists a clinical need for compounding with a bulk drug substance, see "Regulation of Compounded Drugs," below.
If a compounded drug formulation provided by an outsourcing facility leads to patient injury or death, or results in a product recall, we may be exposed to significant liability and reputational harm.
The success of DARE to PLAY produced and distributed under Section 503B will depend to a significant extent upon perceptions of product quality. We could be adversely affected if DARE to PLAY is subject to negative publicity. We could also be adversely affected if it or similar products sold by other companies, or any products sold by outsourcing facilities that produce DARE to PLAY, prove to be, or are alleged or asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who takes a compounded drug, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper distribution or other uses of the compounded drug, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, the compounded drug. Similarly, to the extent any of the ingredients used to produce a compounded drug have quality or other problems that adversely affect the finished compounded drug, its sales could be adversely affected. Because of our dependence upon perceptions of prescribing physicians and their patients, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of DARE to PLAY produced and distributed under Section 503B, any similar product sold by other companies, or related to compounded formulations generally, could have a material adverse impact on our reputation, business, and financial condition.
Risks Related to Employee Matters and Managing Our Growth
We have a relatively small number of employees to manage and operate our business.
As of March 25, 2026, we had 24 employees. Our focus on controlling our cash utilization requires us to manage and operate our business in a highly efficient manner, relying on consultants and other third-party service providers for product development and operational expertise we require, and to limit full-time personnel resources. With a small number of employees, our ability to supervise the service providers we engage, including our CMOs and CROs, may be constrained, which may impact the timing and quality of services we receive. No assurance can be given that we will be able to run our operations or accomplish all of the objectives we otherwise would seek to accomplish with the limited personnel resources we currently have.
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
Risks Related to Our Intellectual Property
If we and our licensors are unable to obtain and maintain sufficient intellectual property protection, competitors could develop, market, commercialize or make available products similar or identical to ours, which could significantly limit the commercial potential of our products and product candidates and materially harm our business, financial condition, results of operations, and prospects.
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
Certain of our product development activities have been funded, are being funded and may in the future be funded, by the U.S. government and/or not-for-profit organizations. Our agreements for these sources of funding include, and may in the future include, terms and conditions that affect our intellectual property rights. For example, under our CRADA with NICHD for the Phase 3 clinical study of Ovaprene, the U.S. government has a nonexclusive, nontransferable, irrevocable, paid-up right to practice for research or other government purposes any invention of either party conceived or first actually reduced to practice in the party’s performance of the CRADA and both parties will jointly own inventions jointly invented by their employees in performing the research plan. Under the CRADA, we were granted an exclusive option to negotiate an exclusive or nonexclusive development and commercialization license with a field of use that does not exceed the scope of the research plan to rights that the U.S. government may have in inventions jointly or independently invented by NICHD employees for which a patent application is filed. Under our subaward agreement with VentureWell, the federal government has a nonexclusive license to obtain access to and to share research results and data, as well as certain rights, including “march-in” rights, in intellectual property conceived, made, created, developed or reduced to practice in our performance of the research activities and objectives relating to advancement of our DARE-HPV program specified in the subaward agreement, pursuant to and in accordance with the Bayh-Dole Act of 1980. During the term of the subaward agreement and for three years thereafter, we are subject to certain restrictions on foreign access to the intellectual property and other technology developed by or for us in or for the provision of such services, including restrictions on our sale or other transfer of such technology to a foreign firm or institution (which would include a sale of our company and a sale or licensing of such technology, but not sales of products or components) without the prior approval of the federal agency providing funding for the subaward agreement. Under our notice of award from NICHD to support the development of DARE-PTB1, the federal government has a royalty-free license to use the patent rights to any invention developed with federal funds support and requires that anyone exclusively licensed to sell any such invention in the U.S. to manufacture it substantially within the country, and the federal government reserves the right to require us to license any such invention to others in certain circumstances.
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
Risks Related to Our Business Operations and Industry
Disruptions at government agencies, including due to government shutdowns, other funding shortages, policy changes, leadership changes, layoffs or significant personnel turnover, or public health concerns, could impede development and potential marketing approval of our product candidates and our ability to raise additional capital.
Over the last several years, the U.S. government has shut down several times and certain federal regulatory agencies, such as the FDA and SEC, furloughed or laid off employees and halted non-essential operations due to the failure of Congress to pass a new appropriations bill or continuing resolution to temporarily extend funding. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. A federal government shutdown or other disruption to ordinary course operations could prevent or delay staff at federal agencies from performing key functions that may adversely affect our business, and the more prolonged the disruption, the greater risks it may pose to our business. In addition, considerable uncertainty exists regarding the current U.S. presidential administration’s initiatives and how these might impact federal government agencies, including the FDA, NIH, and ARPA-H, their implementation of laws, regulations, policies, and guidance, and their personnel. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our business or operations.
The ability of the FDA to review and approve new product applications or take action with respect to other regulatory matters can be affected by a variety of factors, including funding levels, ability to accept the payment of user fees, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing, and subsequent reductions have occurred to, the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. Disruptions at the FDA may delay meetings and other communications with or on-site inspections by agency staff necessary to progress development of our product candidates and may slow the time necessary for acceptance, review, and approval of applications to commence clinical studies or to market a new product in the U.S. By way of further example, disruptions at the NIH, including its various institutes and centers, such as NICHD, could delay or prevent providing or processing new grant awards to fund research and development activities and disrupt staff’s work and other activities or funding under active grant/cooperative agreements. Moreover, reduced funding levels or leadership and policy changes at HHS agencies could negatively impact our ability to obtain additional grant awards or other non-dilutive federal funding opportunities.
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
If a prolonged U.S. government shutdown or other event or condition occurs that prevents or significantly delays the FDA, NIH, SEC or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, or if an agency is restructured or experiences significant reduction in funding, leadership changes, workforce reduction or employee turnover, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.
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
The strategies we implement designed to mitigate the effects or potential effects on our business of a public health emergency, a natural or manmade disaster, act of terrorism, war or telecommunications or electrical failure that impacts our facilities or employees or those of third parties on which we rely may not be effective. The occurrence of such an event or condition could cause significant delays in the timelines for our clinical studies, our regulatory submissions or potential marketing approvals of our product candidates, substantially increase our development costs, and delay or contribute to delays in the commercial launch of any approved product or market acceptance of the product. The longer such an event or condition persists, the greater the potential for significant adverse impacts to our business operations and those of the CROs, CMOs, commercial collaborators, and other third-party service providers and vendors on which we depend to, among other things, conduct our clinical and nonclinical studies, supply our clinical trial materials, assist with regulatory affairs necessary to advance and seek regulatory approval for our programs, and market, sell and distribute our products, if approved for commercial sale.

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
We carry product liability insurance that we believe to be adequate for our clinical testing and product development programs and in connection with XACIATO and for our potential 503B products. However, insurance coverage is increasingly expensive, and it may be difficult to obtain adequate product liability insurance in the future. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any of our product candidates, if approved for commercial sale. We also have indemnification obligations to our commercial and other collaborators. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.
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
Various macroeconomic factors could adversely affect our business, our results of operations and financial condition, including a U.S. government shutdown, delay or failure of the U.S. government to raise the federal debt ceiling, an increased rate of inflation, rising interest rates, adverse developments affecting financial institutions or the financial services industry, recessionary concerns and overall unfavorable economic conditions and uncertainties, including those resulting from geopolitical events, including the wars in Ukraine and the Middle East and strained relations between the U.S. and a number of foreign countries; international economic sanctions, including those imposed on Russia; new or increased tariffs and other barriers to trade; climate change concerns; or public health emergencies. U.S. government actions to reduce the federal deficit, or its delay or failure to raise the federal debt ceiling, may result in reduced funding for government-funded or subsidized health programs or require the federal government to stop or delay making payments on its obligations under such programs, which could impact sales of our products covered under such programs, if any, and negatively affect our operating results. Interest rates and the ability to access credit markets could adversely affect the ability of patients, payors and distributors to purchase, pay for and effectively distribute our products, if and when commercially available. Similarly, unfavorable or uncertain macroeconomic factors could affect the ability of our current or potential future collaborators, third-party service providers or suppliers, including sole source or single source manufacturers or suppliers, licensors or licensees to remain in business, or otherwise manufacture or supply our clinical trial material and products or commercialize our products, if and when approved. Failure by any of them to remain in business or allocate adequate resources to our products and product candidates could have a material adverse effect on our efforts to develop and obtain regulatory approvals for our product candidates and generate revenue from any approved products.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. At December 31, 2025, we had substantial federal and state net operating loss, or NOL, carryforwards. However, our federal NOL carryforwards and other tax attributes may not be available to offset future taxable income because of restrictions under U.S. tax law, including limitations due to ownership changes that occurred previously or that could occur in the future, and similar limitations may apply under state tax laws. In addition, under legislation enacted by California in 2024, generally, there is a suspension of the NOL deduction for tax years 2024 through 2026 for taxpayers with net business income or modified adjusted gross income of $1 million or more, and a limit of $5 million of business credits on the aggregate use of otherwise allowable business tax credits that any taxpayer could claim for tax years beginning 2024 through 2026. For these reasons, we may not be able to realize a tax benefit from the use of our NOL carryforwards and other tax attributes, even if we attain profitability. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. See Note 8 “Income Taxes” to the accompanying consolidated financial statements for more information about limitations on our ability to use our NOL carryforwards and other tax attributes.
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
•significant business disruptions, including as a result of cybersecurity incidents, geopolitical events, including military conflicts, war, terrorism or economic conflicts, or natural disasters such as earthquakes, typhoons, floods and fires or public health emergencies;
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
We were not in compliance with the stockholders’ equity rule or the market value of listed securities rule from August 2024 until July 24, 2025, and we were not in compliance with the minimum bid price rule from July 2023 until July 2024 and from December 2022 until January 2023. Although we regained compliance with the applicable rule in each instance, there can be no assurance that we will continue to satisfy those or other continued listing requirements and maintain the listing of our common stock on the Nasdaq Capital Market.
When Nasdaq confirmed on July 24, 2025, that we regained compliance with the stockholders’ equity rule, it also informed us that, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we would be subject to a mandatory panel monitor for a period of one year from that date, and that if, within that one-year period, the Nasdaq Listing Qualifications Staff, or the Staff, determines that we are out of compliance with the stockholders’ equity rule, the Staff will issue a delist determination letter, and we will have an opportunity to request a new hearing with Nasdaq’s Hearings Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant us additional time to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). The foregoing would limit our ability to remedy any future non-compliance with the stockholders’ equity rule, and would increase the likelihood that our common stock could be delisted, if we were to fall out of compliance with the stockholders’ equity rule during the one-year monitoring period.
We were in compliance with the stockholders’ equity rule as of December 31, 2025. Based on information currently available to us, our stockholders' equity is expected to be substantially less than $2.5 million as of March 31, 2026. We are actively pursuing initiatives to increase our stockholders' equity, including through our ongoing Regulation A offering and other potential capital-raising activities. If we are unable to demonstrate to Nasdaq that we have increased our stockholders’ equity to at least $2.5 million prior to the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2026, we expect the Staff will issue a delist determination letter. In that event, we intend to request a new hearing with Nasdaq's Hearing Panel, though there can be no assurance that any such hearing would result in a favorable outcome.

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
We have used at-the-market, or ATM, offerings and sales of shares of our common stock under our equity line arrangement to fund a significant portion of our operations in prior years, and we may continue to do so to raise additional capital in the future. For example, in 2025, we sold an aggregate of approximately 4.3 million shares of our common stock in ATM offerings and under our equity line arrangement. If we seek and obtain stockholder approval for the sale of additional shares of our common stock under our equity line arrangement, we may sell up to approximately an additional $11.7 million in shares of our common stock under our equity line arrangement. The purchase price for the shares we may sell under our equity line arrangement will vary based on the market price of our common stock at the time we initiate a sale. While sales of shares of our common stock in ATM offerings and under our equity line arrangement may enable us to raise capital at a lower cost compared with other types of equity financing transactions; such sales may result in substantial dilution to our existing stockholders, and such sales, or the anticipation of such sales, may cause the trading price of our common stock to decline.
The exercise of our outstanding warrants and options as well as the issuance of shares pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
As of December 31, 2025, we had outstanding warrants to purchase up to approximately 1.3 million shares of our common stock at a weighted average exercise price of $7.49 per share, outstanding options to purchase up to approximately 1.4 million shares of our common stock at a weighted average exercise price of $9.41 per share, and approximately 0.5 million shares of our common stock remained available for future issuance under our stock incentive plan. The exercise of a significant portion of our outstanding warrants and options and the issuance of shares of our common stock pursuant to future equity awards under our stock incentive plan may result in significant dilution to our stockholders.
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
Shares underlying outstanding warrants represent approximately 9% of the outstanding shares of our common stock as of March 25, 2026, and the underlying shares generally may be freely sold into the public market following exercise of the warrants by the warrant holders. In addition, the issuance of all of the approximately 1.4 million shares of our common stock underlying outstanding options and the approximately 0.5 million shares of our common stock that remained available for future issuance under our stock incentive plan as of December 31, 2025 have been registered under the Securities Act and such shares if, and when issued, can be freely sold in the public market, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act.
Almost all of our outstanding warrants have exercise periods that extend into December 2028 or March 2029 and, as of December 31, 2025, our outstanding options had a weighted average remaining contractual exercise period of approximately 7.5 years. Accordingly, the potential adverse market and price pressures resulting from these sales, or the perception that such sales could occur, may continue for an extended period of time and continued negative pressure on the trading price of our common stock could have a material adverse effect on our ability to raise additional capital through equity or equity-linked financings.
In addition, our Restated Certificate of Incorporation, as amended, authorizes us to issue up to 240.0 million shares of our common stock. Subject to limitations imposed by Nasdaq or such other securities exchange on which our securities may be listed, authorized shares of our common stock that are not issued and outstanding or reserved for issuance may be issued without stockholder approval at any time, in the sole discretion of our board of directors, and as of December 31, 2025, only approximately 14.5 million shares were issued and outstanding or reserved for issuance. If, in the future, we issue additional shares of common stock, warrants or other equity or equity-linked securities in one or more transactions, at prices and in a manner we determine from time to time, in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise, any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.
We have designated preferred stock with terms that could reduce the value of our common stock.
Our Restated Certificate of Incorporation, as amended, authorizes us to issue, without stockholder approval, up to 5,000,000 shares of preferred stock, in one or more series, having such designation, powers, privileges, preferences, including preferences over our common stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our board of directors may determine. In anticipation of the initial closing of our Regulation A Offering, in January 2026, we filed a Certificate of Designation of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware that designates 4,999,620 shares of our authorized preferred stock as Series A Convertible Preferred Stock. Our Series A Convertible Preferred Stock ranks, as to rights upon our liquidation, dissolution, or winding up, senior to our common stock. The liquidation preference for each share of our Series A Convertible Preferred Stock is $5.00 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events affecting our Series A Convertible Preferred Stock. As of the filing date of this report, we have issued 65,640 shares of our Series A Convertible Preferred Stock. For additional information regarding the powers, preferences and rights, and qualifications, limitations and restrictions of our Series A Convertible Preferred Stock, see Note 17, “Subsequent Events," to our consolidated financial statements included in this report.
Assuming no change in the authorized number of shares of Series A Convertible Preferred Stock, our board of directors has the authority, without further action by our stockholders, to issue up to 380 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the holders of our common stock. In addition, to the extent that any shares of Series A Preferred Convertible Stock previously designated under the Certificate of Designation referenced in the paragraph above are not issued, our board of directors may, subject to applicable law, redesignate such shares as a new or different series of preferred stock and establish the rights, preferences, privileges and restrictions of such series, any or all of which may be greater than the rights of the holders of our common stock.
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
Holders of Common Stock
As of March 25, 2026, we had approximately 32 stockholders of record.
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
Recent Sales of Unregistered Securities
On October 21, 2024, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. During 2025, we sold 1,470,000 shares of our common stock to Lincoln Park under that purchase agreement for aggregate gross proceeds of approximately $3.3 million. For additional information regarding such sales an our purchase agreement with Lincoln Park, see Note 9 “Stockholders’ Equity—Equity Line” to the accompanying consolidated financial statements. Lincoln Park represented to us, among other things, that it is an “accredited investor” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The shares of common stock issued to Lincoln Park under the purchase agreement were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
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
Business Overview
We are a purpose-driven health biotech company solely focused on closing the gap in women's health between promising science and real-world solutions. Every innovation we advance is based in advanced science and backed by rigorous, peer-reviewed research. From contraception to menopause, pelvic pain to fertility, vaginal health to infectious disease, we’re working to close critical gaps in care using science that serves her needs.
In March 2025, we announced an expansion of our business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, we are pursuing both traditional FDA approval and earlier market access via Section 503B compounding. We believe this strategy allows us to respond to clinician and patient demand for timely access while continuing to generate the data necessary to seek FDA approval and support long-term value creation. In addition to prescription-based offerings — both FDA-approved products and compounded drugs— we intend to bring to market select consumer health products that do not require a physician’s prescription, where appropriate based on product profile and market opportunity.
Section 503B Compounding
Our proprietary topical cream formulation of sildenafil is our first product to market under Section 503B. The compounded drug is branded as DARE to PLAY Sildenafil Cream and became available for pre-order fulfillment by prescription in the U.S. in December 2025. Prescription fulfillment and payment will occur once the product is available for pharmacy dispensing. We expect pharmacy dispensing to commence, and to begin recording revenue from sales of DARE to PLAY in the second quarter of 2026. Because we are in the early stages of executing against our Section 503B compounding strategy and, as an organization, we have no experience in or infrastructure for commercializing products, the amount of potential revenue we may generate during 2026 remains uncertain. We invested approximately $1.0 million to launch DARE to PLAY in 2025, which has been utilized to support a 503B-registered outsourcing facility with technology-transfer activities specific to DARE to PLAY, activate an awareness campaign, and facilitate access to DARE to PLAY as an option for providers and women.

We are also taking action to bring our estradiol progesterone intravaginal ring to market under Section 503B. The compounded product will be branded as DARE to RECLAIM. We are targeting to have DARE to RECLAIM available in early 2027. There are no FDA-approved products that provide estradiol and progesterone together in a non-oral monthly form.

See Item 1. "BUSINESS," in Part I of this report for additional information regarding our Section 503B compounding strategy.

Consumer Health Products - DARE to RESTORE

The first product in our DARE to RESTORE vaginal probiotic suppositories product line, Flora Sync LF5, is expected to become commercially available in the U.S in the second quarter of 2026.

See Item 1. "BUSINESS," in Part I of this report for additional information regarding our consumer health products strategy.
Our Pipeline: Clinical Stage and Pre-Clinical Stage Programs
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study, and will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed and sold. The most clinically advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study. Sildenafil Cream, 3.6%, or Sildenafil Cream, an investigational cream formulation of sildenafil, the active ingredient in Viagra®, for topical administration for the treatment of female sexual arousal disorder, or FSAD; DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes; DARE-VVA1, an investigational formulation of tamoxifen in a soft gelatin capsule for intravaginal administration as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse; and DARE-HPV, an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of genital human papillomavirus (HPV) infection in women as well as treatment of cervical intraepithelial neoplasia (also known as cervical dysplasia), and other HPV-related pathologies.
See ITEM 1. "BUSINESS," in Part I of this report for additional information regarding our product candidates.

XACIATO®

The first FDA-approved product to emerge from our portfolio is XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO (pronounced zah-she-AH-toe). XACIATO was approved by the FDA in December 2021, three years after we acquired rights to the program, as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In 2022, we licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO to Organon. In January 2024, Organon announced that XACIATO was available nationwide in the U.S. In April 2024, we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon to XOMA. See Note 3 “Strategic Agreements” and Note 13 “Royalty Purchase Agreements” to the consolidated financial statements included in this report for information regarding our exclusive license agreement with Organon and our royalty purchase agreements with XOMA, respectively.

Operations
Our primary operations consist of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval, and commercialization activities for the 503B and consumer health products we seek to bring to market. Until we secure additional capital to fund our operating needs, we will focus our research and development resources primarily on advancement of Ovaprene. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 and DARE-HPV programs, but we also expect such expenses will be supported by non-dilutive funding, with respect to DARE-LARC1, through December 2027, and with respect to DARE-HPV, through October 2026. See Note 15, "Grant Awards" to the accompanying consolidated financial statements for additional information.
We do not have sales, marketing or distribution infrastructure, and currently, we do not intend to build our own sales force or marketing and distribution infrastructure. However, reflecting the shift in our business model, we have been and will be allocating resources to support commercial execution activities, including entering into and maintaining relationships with 503B-registered outsourcing facilities, dispensing pharmacies, telehealth providers and other third parties to help bring our proprietary formulations to market.
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
Recent Events
Receipt of Payment Under October 2024 Grant Award
In February 2026, we received a $2.0 million payment from CMF under the agreement we entered into with CMF in October 2024 to support the development of DARE-HPV. For a discussion of this agreement, see Note 15, "Grant Awards" to the accompanying consolidated financial statements for additional information. Taking into account this payment, we have received a cumulative total of approximately $7.5 million of the up to $10.0 million in potential funding under the grant award.
Regulation A Offering
On January 27, 2026, we completed the initial closing of our Regulation A offering of up to 4,854,000 units, each consisting of one share of our Series A convertible preferred stock, which is convertible into two shares of our common stock, and two warrants, each exercisable for one share of our common stock at an exercise price of $4.00 per share. The offering price of each unit is $5.00.
The offering is being conducted on a “best efforts” basis pursuant to a selling agency agreement, dated January 5, 2026, between us and Digital Offering, LLC, acting as the lead selling agent for the offering. Digital Offering is not required to sell any specific number or dollar amount of units in the offering.
As of the date of this report, we have issued an aggregate of 65,640 units to investors in the offering, consisting of 65,640 shares of Series A convertible preferred stock and warrants to purchase up to 131,280 shares of our common stock, for gross proceeds of approximately $328,200.

For additional information regarding the Regulation A offering and our agreement with Digital Offering, see Note 17, “Subsequent Events” to the accompanying consolidated financial statements.
Termination of Bayer License Agreement
In January 2020, we entered into a license agreement with Bayer, under which Bayer was supporting the Ovaprene program by providing the equivalent of two experts to advise us in clinical, regulatory, preclinical, commercial, chemistry, manufacturing and controls, and product supply matters, and Bayer had the right to obtain an exclusive license with regard to the commercialization of Ovaprene in the U.S. for human contraception by paying us an additional $20 million fee. We received a notice of termination of the license agreement from Bayer in November 2025, and we agreed with Bayer to terminate the license agreement effective December 2, 2025. Bayer’s election to terminate the license agreement was due to its strategic prioritization. We do not expect the termination of the license agreement to have a material impact on the ongoing pivotal Phase 3 study of Ovaprene. If Ovaprene were to receive marketing approval from the FDA, we will need to enter into an agreement with a third party to commercialize Ovaprene, which could delay the commercialization of Ovaprene. As noted above, we do not have sales, marketing or distribution infrastructure, and we currently do not intend to build such an infrastructure.
Receipt of Grant Funding Installment to Support the Ovaprene Phase 3 Study and Identification & Development of a New Non-Hormonal Contraceptive Candidate
In November 2025, we received a payment of $3.6 million as the latest installment under a grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. Additional payments are contingent upon our achievement of specified development and reporting milestones during the term of the grant agreement, which extends through March 2027. See Note 15, "Grant Awards--Other Non-Dilutive Grant Funding--2024 Contraceptive Product Candidate Grant Agreement" to the accompanying consolidated financial statements for additional information regarding the grant agreement.
Nasdaq Listing
On July 24, 2025, we received a letter from the Nasdaq Office of General Counsel confirming that we had demonstrated compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) that our stockholders' equity be at least $2.5 million, or the Stockholders’ Equity Rule, and that we are therefore in compliance with the Nasdaq Capital Market's continued listing requirements. We are subject to a mandatory monitoring period of one-year from July 24, 2025. If, within that one-year period, the Nasdaq Listing Qualifications Staff determines that we fall out of compliance with the Stockholders' Equity Rule, the Staff will issue a delist determination letter, and we will have an opportunity to request a new hearing with Nasdaq's Hearing Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant us additional time to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). We were in compliance with the Stockholders’ Equity Rule as of December 31, 2025. Based on information currently available to us, our stockholders' equity is expected to be substantially less than $2.5 million as of March 31, 2026. We are actively pursuing initiatives to increase our stockholders' equity, including through our ongoing Regulation A offering and other potential capital-raising activities. If we are unable to demonstrate to Nasdaq that we have increased our stockholders’ equity to at least $2.5 million prior to the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2026, we expect the Staff will issue a delist determination letter. In that event, we intend to request a new hearing with Nasdaq's Hearing Panel, though there can be no assurance that any such hearing would result in a favorable outcome. See the risk factor titled, There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market, in Item 1A of Part II of this report.
Macroeconomic, Political, and Regulatory Environment Considerations
Our business, financial condition, operating results, and our ability to raise additional capital may be adversely affected by the uncertainty in the U.S. and global macroeconomic, political, and regulatory environments, such as inflation, trade disruptions and restrictive measures, including tariffs, high interest rates, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling, potential or prolonged U.S. government shutdowns, volatility in financial markets, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Unstable and unfavorable market and economic conditions may make it more difficult, more costly, and more dilutive to our stockholders to raise additional capital to fund our operations and execute against our business strategy, as well as adversely impact market demand for the women’s health solutions we bring to market. Further, the service providers, manufacturers, vendors, and collaborators on which we rely may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.
There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in material reductions in staffing levels at the FDA and NIH, including through workforce reductions and reorganizations, and have impacted the agencies’ ability to retain remaining key personnel and hire additional personnel, disrupting their ability to perform routine activities or function in the normal course. A prolonged federal government shutdown with additional agency staff furloughed or laid off could exacerbate these risks. With respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff, slow review times for applications we submit to commence clinical studies and obtain requisite regulatory approvals in the future, and consequently, negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, our business strategy has included seeking non-dilutive sources of funding and collaborations to support product development, and we have benefited significantly from federal government funding through grants and other agreements in support of several of our development programs, including Ovaprene and DARE-HPV. See Note 15 “Grant Awards” to the accompanying consolidated financial statements. Beginning in early 2025, the U.S. presidential administration took actions to freeze or terminate billions of dollars in NIH grants, and the future of the NIH’s budget and research funding remains highly uncertain. These actions have already begun to adversely affect the broader research and development funding environment, and our business, financial condition and operating results may be significantly adversely affected if existing grants or other arrangements supporting our development programs are frozen or terminated or we are unable to secure additional grants or other federal government funding in the future. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes and that circumstances are rapidly evolving, including as a result of legal challenges to recent federal government actions, we are not able to reasonably predict the full extent of the potential impact on our business at this time. We continue to monitor these evolving developments and conditions and their potential impacts on our business, financial condition, and results of operations, and will attempt to adjust our plans, as appropriate, to mitigate risks. For additional information, see the risk factors described in Item 1A. Risk Factors of this report.
Financial Overview
Revenue
Our revenue for 2025 primarily relates to the license fee recognized upon termination of our license agreement with Bayer. Other revenue for 2025 and 2024 were royalties from net sales of XACIATO, which, since April 1, 2024, have been paid to UiE under our royalty interest financing agreement with UiE, and recognized as non-cash royalty revenue.
In the future, we may generate revenue from license fees, milestone payments, and research and development payments in connection with strategic collaborations, and from product sales, including sales of 503B compounded products, consumer health products, and FDA-approved products, if any. We expect to begin recording revenue from sales of DARE to PLAY and Flora Sync LF5 in the second quarter of 2026. Our ability to generate such revenue will depend on the extent to which we are successful in executing against our Section 503B and consumer health product business models, the extent to which the clinical development of our product candidates is successful, and whether we or a strategic collaborator receive the regulatory approvals necessary to market such product candidates, as well as the eventual commercial success of any FDA-approved products. If we fail to successfully achieve any of the foregoing, our ability to generate future revenue and our results of operations would be materially adversely affected.
Cost of Revenues
Cost of revenues primarily represent expenses associated with medical education and consumer awareness related to the commercialization of DARE to PLAY through our 503B business model.

Research and Development Expenses
Research and development, or R&D, represents a core operational focus. We are advancing multiple product candidates through preclinical and clinical development, supported in part by significant non-dilutive grant funding from governmental and non-governmental organizations.

Although our R&D activities remain substantial, as explained in more detail below, grant funding and other financial awards offset a significant portion of our R&D expenses. As a result, our reported operating expenses may appear to be weighted more heavily toward selling, general and administrative, or SG&A, expenses. However, this reflects the reduction to R&D expenses (contra R&D expense) as a result of grant funding and other financial awards, rather than a reduction in our commitment to or investment in R&D activities.
We expect our R&D expenses will continue to represent the majority of our operating expenses, on a pre-contra R&D expenses basis, for at least the next twelve months. R&D expenses consist primarily of:
•direct program costs, including:
•expenses incurred under agreements with clinical research organizations (CROs), investigative sites and other third parties that assist in the conduct of our clinical trials and nonclinical studies and conduct other R&D and regulatory affairs activities on our behalf,
•contract manufacturing expenses, primarily for the production of materials for use in our clinical trials and nonclinical studies;
•expenses related to production of select proprietary formulations by 503B-registered outsourcing facilities prior to commercial launch of the product via Section 503B compounding;
•transaction costs related to acquisitions of companies, technologies and related intellectual property, and other assets, and
•milestone payments due to third parties under acquisition and in-licensing arrangements based on our product candidates' achievement of R&D and regulatory milestones specified therein, and
•indirect costs, including:
•personnel-related costs, including salaries, bonuses, benefits, payroll taxes, and stock-based compensation expenses for employees engaged in R&D functions,
•the costs of services performed by third parties, including consulting services,
•facilities-related costs, including rent and maintenance costs, and insurance, depreciation, supplies, and miscellaneous expenses, and
•costs related to travel, conference participation, service contracts, information technology, dues and subscriptions.
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
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in our statements of operations as a reduction to R&D expenses (contra-R&D expense). For more information, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies – Grant Funding" to

the accompanying consolidated financial statements. For the years ended December 31, 2025 and 2024, we recognized contra-R&D expense of approximately $16.4 million and $8.8 million, respectively.
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
Selling, General and Administrative Expenses
SG&A expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, commercial-readiness expenses, including for Section 503B compounded drug products and consumer health products, and milestone expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Commercial-readiness expenses consist of consultant and advisor costs. Milestone expenses consist of amounts that become due to third parties under our in-license or other agreements under which we acquired rights to technology or other intellectual property we use in a product based on the product's achievement of commercial milestones specified therein.
Recently Issued Accounting Standards
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is discussed in Note 2 to the accompanying consolidated financial statements.
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
•Revenue Recognition;
•Stock-Based Compensation;
•Liability Related to the Sale of Future Royalties
•Sale of Future Payments;
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
License Fee Revenue. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in a contract, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. To date, we have recognized $12.8 million in license fee revenue, all of which, other than $1.0 million recognized upon the termination of the license agreement with Bayer, is from payments received under our license agreement with Organon to commercialize XACIATO.
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
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have recognized approximately $26,000 of royalty revenue.
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
Liability Related to the Sale of Future Royalties
In December 2023, we entered into a royalty interest financing agreement with UiE, pursuant to which we sold to UiE an interest in royalty and milestone payments we receive based on net sales of XACIATO. We received $5.0 million from UiE in connection with entering into the royalty interest financing agreement. We account for the sale of future royalties related to the UiE arrangement as debt under ASC 470, Debt. We recognized the $5.0 million payment received as a liability on our consolidated balance sheet because we agreed to make payments to UiE until such time that UiE has received aggregate payments equaling a 12% internal rate of return on the $5.0 million. Interest expense for the liability related to the sale of future royalties is recognized using the effective interest rate method over the expected term of the royalty interest financing agreement. The accounting for this arrangement requires significant judgment in estimating the total amount and timing of future royalty payments expected to be paid over the life of the agreement. These estimates are based on a combination of internal forecasts and external market data, including assumptions regarding future product sales, market adoption, pricing, and other relevant factors that may impact royalty-generating revenues.
The estimated royalty stream is used to determine the effective interest rate applied to the liability, which drives the recognition of interest expense over the term of the arrangement. Because the effective interest rate is based on projected royalty payments, changes in the estimated amount or timing of future royalties could materially affect the amount and timing of interest expense recognized in future periods. We periodically reassess our estimates of expected royalty payments. If actual results differ from our estimates, or if our expectations regarding future royalty payments change, we prospectively adjust the effective interest rate and the recognition of interest expense over the remaining term of the arrangement. Refer to Note 12 to our consolidated financial statements included in this report for more information.
Sale of Future Payments
On April 29, 2024, we entered into and closed a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA pursuant to which we sold our right, title and interest in the following to XOMA (i) all future net royalty and potential net milestone payments we would otherwise receive from Organon based on net sales of XACIATO, (ii) a portion of future net sales of Ovaprene and a portion of the $20.0 million payment that we could have potentially received under our since terminated license agreement with Bayer relating to Ovaprene, and (iii) a portion of future net sales of Sildenafil Cream. We received $22.0 million from XOMA in connection with entering into the royalty purchase agreements. Under the terms of the royalty purchase agreements, if XOMA receives total payments under the royalty purchase agreements equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to us for each successive $22.0 million XOMA receives under the royalty purchase agreements. If we earn any such payments, they will be accounted for as variable consideration under ASC 606, Revenue Recognition, and will be recorded as income when such payments are received.
We evaluated the expected cash flows to XOMA from royalties and milestone payments expected to be earned on XACIATO, Ovaprene and Sildenafil Cream over the period that we expected it would take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements, and determined to allocate the $22.0 million we received from XOMA in connection with entering into the royalty purchase agreements, net of transaction costs of approximately $1.6 million, to the traditional royalty purchase agreement for XACIATO, and none of it to the synthetic royalty purchase agreement for Ovaprene and Sildenafil Cream. The cash flows to XOMA from royalties and milestone payments expected to be earned on Ovaprene and Sildenafil Cream were expected to be de minimis over the period that we expected it would take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements because, unlike XACIATO, Ovaprene and Sildenafil Cream were not commercial assets at the time the evaluation was made.
We determined that the traditional royalty purchase agreement represented a complete sale of a nonfinancial asset (our right, title and interest in and to future payments related to commercial sales of XACIATO) for which XOMA would bear all benefit and for which we had no obligations or involvement going forward, and therefore should be accounted for within the scope of Accounting Standards Codification ("ASC") 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The $22.0 million net of transaction costs of approximately $1.6 million was recorded as other income on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
Grant Funding
We receive certain research and development funding under grants issued by the U.S. government and a not-for-profit foundation. In accordance with a policy we adopted in 2018, we recognize grant funding in the statements of operations as a reduction to R&D expense, or contra R&D, as the related costs are incurred to meet those obligations over the grant period. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in our consolidated balance sheets. For the years ended December 31, 2025 and December 31, 2024, there were no material adjustments to our prior period estimates of grant funded research and development expenses. Refer to Note 15 to our consolidated financial statements included in this report for more information.
Clinical Trial Expense Accruals
We estimate expenses resulting from our obligations under contracts with vendors, CROs and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided.
We record clinical trial expenses in the period in which services are performed and efforts are expended. We accrue for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We estimate accruals through financial models taking into account discussion with applicable personnel and outside service providers as to the progress of trials. During the course of a clinical trial, we may adjust our clinical accruals if actual results differ from our estimates. We estimate accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2025 and December 31, 2024 there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Results of Operations
Comparison of the Years ended December 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024, and the change in the applicable line item in terms of dollars and percentage:

	Years Ended December 31,		Change
	2025	2024	$	%
Revenue
License fee and other revenue	$1,030,193	$9,784	$1,020,409	10,429%
Total revenue	1,030,193	9,784	1,020,409	10,429%
Cost of revenue	295,799	—	295,799	—%
Operating expenses
Selling, general and administrative expenses	8,763,376	9,156,061	(392,685)	(4)%
Research and development expenses	5,523,352	14,305,208	(8,781,856)	(61)%
Total operating expenses	14,286,728	23,461,269	(9,174,541)	(39)%
Loss from operations	(13,552,334)	(23,451,485)	10,194,950	43%
Other income (expense)
Sale of royalty and milestone rights, net	—	20,379,376	(20,379,376)	(100)%
Other income (expense), net	153,060	(981,490)	1,134,550	116%
Net loss	$(13,399,274)	$(4,053,599)	$(9,345,675)	231%
Revenues
The approximately $1.0 million increase in license fee and other revenue was primarily attributable to the $1.0 million of revenue recognized upon the termination of the license agreement with Bayer in December 2025.
Cost of revenues
Cost of revenues relates primarily to expenses associated with medical education and awareness related to the commercialization of DARE to PLAY.
Selling, general and administrative expenses
The decrease of approximately $0.4 million in SG&A expenses from 2024 to 2025 was primarily attributable to decreases in (i) stock-based compensation expense of approximately $0.5 million, (ii) personnel costs of approximately $0.3 million due to reduced compensation expense, and (iii) general corporate overhead expenses of approximately $0.3 million. Such decreases were partially offset by increases in commercial-readiness expenses of approximately $0.4 million primarily for DARE to PLAY and professional services expenses of approximately $0.3 million.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Years Ended December 31,		Change
	2025	2024	$	%
Direct program costs:
Ovaprene (1)	$5,016,187	$8,518,495	$(3,502,308)	(41)%
Sildenafil Cream (2)	1,143,221	2,361,052	(1,217,831)	(52)%
Other advanced clinical stage programs	2,805,127	1,421,888	1,383,239	97%
Phase 1 and Phase 1-ready clinical stage programs (1)	1,548,800	761,721	787,079	103%
Preclinical stage programs (1)	6,365,438	4,233,762	2,131,676	50%
Other development programs	—	27,542	(27,542)	(100)%
Contra R&D expenses (3)	(13,919,881)	(7,685,533)	(6,234,348)	81%
Total direct program costs	2,958,892	9,638,927	(6,680,035)	(69)%
Indirect costs:
Personnel-related (including stock-based compensation)	4,691,957	5,611,057	(919,100)	(16)%
Outside services (including consulting)	21,378	543	20,835	3837%
Facilities-related (including depreciation)	75,215	78,168	(2,953)	(4)%
Other indirect R&D costs	185,194	176,061	9,133	5%
Contra R&D expenses	(2,409,284)	(1,199,548)	(1,209,736)	101%
Total indirect R&D costs	2,564,460	4,666,281	(2,101,821)	(45)%
Total R&D expenses	$5,523,352	$14,305,208	$(8,781,856)	(61)%
(1)The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
(2)For 2025, the dollar amount also includes expenses for DARE to PLAY.
(3)These contra R&D expenses were recognized as follows for the years ended December 31, 2025 and 2024: (a) Ovaprene, $2.5 million, and $0.2 million, respectively; (b) Other advanced clinical stage programs, $2.9 million and $0, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.4 million and $1.3 million, respectively; and (d) Preclinical stage programs, $8.1 million and $6.2 million, respectively.

The decrease of approximately $8.8 million in R&D expenses from 2024 to 2025 was primarily attributable to (i) an increase in contra-R&D expenses, (ii) a decrease in manufacturing costs related to Ovaprene, (iii) a decrease in costs related to development activities for Sildenafil Cream, (iv) a decrease in personnel costs, and (v) a decrease in costs related to development activities for DARE-HRT1 partially offset by increases in costs related to development activities for (A) our other advanced clinical stage programs —primarily attributable to our DARE-HPV program, (B) our pre-clinical and other development programs —primarily attributable to our DARE-LARC1 program, and (C) our Phase 1 and Phase 1-ready clinical stage programs —primarily attributable to our DARE-PTB1 program. Contra-R&D expenses for the year ended December 31, 2025 primarily offset direct program costs for DARE-LARC1, DARE-HPV and Ovaprene. Contra R&D expenses for the year ended December 31, 2024 primarily offset direct program costs for DARE-LARC1.
Other income (expense)
Sale of royalty and milestone rights, net
The $20.4 million of other net income for 2024 represents the $22.0 million payment to us in April 2024 under the royalty purchase agreements we entered into with XOMA, net of approximately $1.6 million in transaction costs.
Other income (expense), net
The increase of $1.1 million in other income (expense) for 2025 as compared to 2024 was primarily due to increased interest earned on cash balances in 2025 and the receipt in the current year of approximately $0.3 million of employee retention credits for applications filed during 2023, offset by a loss on the disposal of a fixed asset of $0.6 million in 2024.

Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
In the near term, we plan to focus primarily on: (a) our ongoing Ovaprene Phase 3 study; (b) executing against our Section 503B compounding and consumer health products business strategies, with a focus on DARE to PLAY, DARE to RECLAIM estradiol progesterone intravaginal ring and DARE to RESTORE vaginal probiotics; and (c) advancing the development of product candidates for which the costs are being supported by non-dilutive grant or other award funding, in particular DARE-LARC1 and DARE-HPV. We will also continue engagement with the FDA to align on the Phase 3 program for Sildenafil Cream and will continue to work on the development of our other clinical and preclinical-stage programs.
At December 31, 2025, we had cash and cash equivalents of approximately $24.7 million and working capital of approximately $3.4 million. We will need additional capital to fund our operating needs through the fourth quarter of 2026 and to meet our current obligations as they become due. Our cash and cash equivalents at December 31, 2025 included funds received under grant agreements that generally may be applied solely toward direct costs for the funded project under those grant agreements other than an approximately 5% to 22% indirect cost allowance, and as of December 31, 2025, our deferred grant funding liability was approximately $19.7 million, substantially all of which consisted of funds intended to support the DARE-LARC1 program, the Ovaprene Phase 3 clinical study, and the DARE-HPV program. For more information about these grant agreements, see "—Contractual Obligations and Other Commitments—Grant Agreements" below, and Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" and Note 15 "Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying consolidated financial statements.
In addition to our ongoing Regulation A offering, we will continue to evaluate and may pursue various other capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. Our ability to obtain additional capital, including through our ongoing Regulation A offering, and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within our control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to us and our stockholders. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our product candidate programs and/or reduce expenses.
At December 31, 2025, our accumulated deficit was approximately $188.7 million, and we had a net loss of approximately $13.4 million and negative cash flows from operations of approximately $9.9 million for the year ended December 31, 2025. Because we are in the early stages of executing against our Section 503B compounding and consumer health products business strategies and, as an organization, we have no experience in or infrastructure for commercializing products, both the timing and amount of potential revenue we may generate remain uncertain. As a result, we may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance our operations or achieve profitability. Based on our current analysis of the conditions described above, there is substantial doubt about our ability to continue as a going concern within the 12-month period from the issuance date of the accompanying consolidated financial statements. The accompanying consolidated financial statements were prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
We expect our operating expenses will increase substantially in the future as we continue to develop and seek FDA approval for our product candidates and expand our capabilities to support our 503B compounding and consumer health business strategies. Our future capital requirements are difficult to predict because they will depend on many factors that are highly variable and difficult to predict, including, but not limited to, those discussed in the risk factors in Part I, Item 1A of this report under “Risks Related to Our Financial Position and Capital Needs.”

Capital Resources
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions.
We have an ongoing Regulation A offering in which are offering up to 4,854,000 units, each consisting of one share of our Series A convertible preferred stock, which is convertible into two shares of our common stock, and two warrants, each exercisable for one share of our common stock at an exercise price of $4.00 per share. The offering price of each unit is $5.00. As of the date of this report, we have issued an aggregate of 65,640 units to investors in the offering, consisting of 65,640 shares of Series A convertible preferred stock and warrants to purchase up to 131,280 shares of our common stock, for gross proceeds of approximately $328,200.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an ATM offering under which Stifel acts as our agent. During 2025, we sold 4,329,116 shares of our common stock under the sales agreement for net proceeds of approximately $17.6 million. Shares of our common stock sold under the sales agreement were offered and sold under our shelf registration statement on Form S-3 (File No. 333-278380), declared effective by the SEC on May 10, 2024. Because the market value of our outstanding shares of common stock held by non-affiliates, or our public float, is less than $75.0 million, our use of a shelf registration statement is currently limited by what is known as the SEC’s “baby shelf rule” to one-third of our public float in any 12-month period. Because of the "baby shelf rule" and based on sales of shares of our common stock under our ATM sales agreement, we do not expect to sell any additional shares under our ATM sales agreement during the approximately 12-month period from July 2025, unless and until our public float exceeds approximately $54.0 million, as determined in accordance with SEC rules.
We have a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, are subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on November 27, 2024. We sold 1,470,000 shares of our common stock under this purchase agreement during 2025 for net proceeds of approximately $3.1 million. As of the filing date of this report, due to the limitations in the purchase agreement on the number of shares we can sell at an average price of less than $3.59, unless we obtain stockholder approval to do so, we do not expect to sell any more shares to Lincoln Park. See Note 9 "Stockholders’ Equity—Equity Line " to the accompanying consolidated financial statements for additional information regarding these limitations.
We expect to begin recording revenue from sales of our 503B products and consumer health products when such products are commercially available for purchase and are shipped. Because we are in the early stages of executing against our Section 503B compounding and consumer health products strategy and, as an organization, we have no experience in or infrastructure for commercializing products, the amount of potential revenue we may generate during 2026 remains uncertain.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(9,885,870)	$5,473,555
Net cash used in investing activities	(385,278)	(573,046)
Net cash provided by financing activities	19,277,144	354,522
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,186	(67,913)
Net increase in cash, cash equivalents and restricted cash	$9,013,182	$5,187,118
Net cash used in operating activities
Cash used in operating activities during the year ended December 31, 2025 included the net loss of $13.4 million, decreased by non-cash stock-based compensation expense of approximately $1.5 million. Changes in operating assets and liabilities included a decrease in deferred revenue of $1.0 million related to revenue recognized during the period for amounts previously received, which reduced operating cash. Components providing operating cash were an increase in deferred grant funding of approximately $3.1 million, a decrease in prepaid expenses of approximately $0.7 million, and an increase in interest payable of approximately $0.6 million related to our royalty interest financing agreement with UiE. Components reducing operating cash were (i) a decrease in accrued expenses of approximately $2.3 million primarily as a result of prior year accruals not present in the current year including a $1.0 million milestone due under a license agreement, approximately $0.5 million related to the construction of capital equipment, and approximately $0.8 million of accrued bonus expense, (ii) an increase in other receivables of approximately $0.3 million, and (iii) a decrease in accounts payable of approximately $0.3 million.
Cash provided by operating activities during the year ended December 31, 2024 included the net loss of $4.1 million, decreased by non-cash stock-based compensation expense of approximately $2.2 million. Components providing operating cash were a decrease in prepaid expenses of approximately $3.6 million, an increase in deferred grant funding of approximately $2.8 million, a decrease in other receivables of approximately $0.7 million, an increase in interest payable of approximately $0.5 million related to our royalty interest financing agreement with UiE, an increase in accrued expenses of $0.2 million, and a decrease in deposits of $0.4 million. Components reducing operating cash were a decrease in accounts payable of approximately $1.9 million and a decrease in other non-current assets of approximately $34,000.
Net cash used in investing activities
Net cash used in investing activities during the years ended December 31, 2025 and December 31, 2024 was related to purchases of property and equipment of approximately $0.4 million and $0.6 million, respectively.
Net cash provided by financing activities
Net cash provided by financing activities during the year ended December 31, 2025 primarily consisted of net proceeds of approximately $17.6 million and $3.1 million from the sale of our common stock under our ATM sales agreement and our equity line arrangement with Lincoln Park, respectively. These proceeds were partially offset by (i) principal payments of approximately $1.3 million related to our finance lease obligation, and (ii) payments of approximately $0.3 million for deferred offering costs associated with our capital-raising activities.
Net cash provided by financing activities during the year ended December 31, 2024 primarily consisted of proceeds from (i) the sale of our common stock under our ATM sales agreement and (ii) the financing of certain director and officer and other liability insurance premiums, partially offset by payments on the insurance financing payable.
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
During 2026, based on our current expectations regarding the progress of development of our product candidates and sales of XACIATO and DARE to PLAY, we expect such payments to upstream licensors to be immaterial. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying consolidated financial statements. With respect to DARE to PLAY, for at least the first twelve months following its market introduction, we anticipate a mid single-digit royalty payment obligation to our upstream licensor on annual net sales.

Grant Agreements
For information regarding our grant agreements with the Foundation, see "--Deferred Grant Funding," above, and Note 2, "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" and Note 15, "Grant Awards-Other Non-Dilutive Grant Funding" to the accompanying consolidated financial statements.
Royalty Purchase Agreements with XOMA
In April 2024, we entered into a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA pursuant to which, among other things, we sold our right, title and interest in the following to XOMA: (a) all of the royalties and potential milestone payments we would otherwise have the right to receive from and after April 1, 2024 under our exclusive license agreement with Organon based on net sales of XACIATO, net of our obligations to upstream licensors and UiE; and (b) a portion of future net sales of Ovaprene, Sildenafil Cream and DARE to PLAY.
For more information regarding our contractual obligations to XOMA, see ITEM 1. “BUSINESS— Royalty Monetization Transactions— Traditional and Synthetic Royalty Purchase Agreements with XOMA” in Part I of this report and Note 13 “Royalty Purchase Agreements” to the accompanying consolidated financial statements.
Royalty Interest Financing Agreement
In December 2023, we entered into a royalty interest financing agreement with UiE pursuant to which we sold to UiE an interest in the royalty and milestone payments we are entitled to receive in respect of net sales of XACIATO under our license agreement with Organon. In exchange for any payments to us from UiE under the agreement, we agreed to make payments to UiE out of royalty and milestone payments earned on net sales of XACIATO from Organon, net of our obligations to upstream licensors, until UiE receives a specified return on its investment, or using our other sources of assets or income to complete such payments if UiE has not received the specified return on its investment by the end of 2035. We have the right to make prepayments on or pay in full and retire all of our payment obligations to UiE.
For more information regarding our contractual obligations to UiE, see ITEM 1. “BUSINESS— Royalty Monetization Transactions—Royalty Interest Financing Agreement” in Part I of this report and Note 12 “Royalty Interest Financing” to the accompanying consolidated financial statements.
Leases
We have two operating leases for our laboratory and office spaces that each expire in 2027. As of December 31, 2025, we had future minimum lease payments under these leases of $1.2 million, $0.6 million of which is classified as current and $0.6 million of which is classified as long-term, the remainder of which represents future interest payments. We have one finance lease for our clean room space that expires in 2026. As of December 31, 2025, we had future minimum lease payments under this lease of $1.5 million, all of which is classified as current, the remainder of which represents future interest payments. For additional information on our lease obligations, See Note 11 "Leases" to the accompanying consolidated financial statements.
Other Contractual Obligations
We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services, and with Section 503B-registered outsourcing facilities, dispensing pharmacies, telehealth providers, and other third parties to help bring our proprietary formulations to market. These contracts generally provide for termination upon notice, and we do not believe that our non-cancelable obligations under these agreements are material.
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
Based on an evaluation, performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2025 at the reasonable assurance level.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the period from October 1, 2025 to December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this report by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this report by reference, except as to information disclosed in the 2026 Proxy Statement pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this report by reference.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
PLANS OF ACQUISITION
2.1§ Δ	Agreement and Plan of Merger, dated as of April 30, 2018, by and among Daré Bioscience, Inc., Daré Merger Sub, Inc., Pear Tree Pharmaceuticals, Inc., and Fred Mermelstein and Stephen C. Rocamboli, as Holders' Representatives	10-Q	001-36395	8/13/2018	10.10

2.2+	Agreement and Plan of Merger, dated November 10, 2019, Dare Bioscience, Inc., MC Merger Sub, Inc., Microchips Biotech, Inc., and Shareholder Representative Services LLC, as the stockholders' representative	8-K	001-36395	11/12/2019	2.1
ARTICLES OF INCORPORATION AND BYLAWS
3.1	Restated Certificate of Incorporation, as amended to date	10-Q	001-36395	08/12/2024	3.1

3.2	Third Amended and Restated By-Laws (as amended through January 24, 2023)	10-Q	001-36395	5/14/2024	3.1

INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.1	Specimen stock certificate evidencing the shares of common stock	10-K	001-36395	03/28/2018	4.1

4.2	Warrant Agreement to purchase shares of common stock of the registrant with Aquilo Partners, L.P., entered into as of October 16, 2016.	10-K	001-36395	03/31/2022	4.2

4.3	Form of common stock purchase warrants issued on September 1, 2023	8-K	0001-36395	08/30/2023	4.1

4.4	Form of common stock purchase warrants issued on December 21, 2023	10-K	001-36395	03/28/2024	4.4

4.5	Description of securities of the registrant					X
COMMERCIAL AGREEMENTS
10.1(a)+	Exclusive License Agreement dated March 31, 2022 between Organon International GmbH and Dare Bioscience, Inc., effective as of June 30, 2022	10-Q	001-36395	05/12/2022	10.1

10.1(b)+	First Amendment to License Agreement by and between Organon International GmbH and Dare Bioscience, Inc. entered into as of July 4, 2023	10-Q	001-36395	11/09/2023	10.2

10.2+	Consent, Waiver and Stand-By License Agreement, dated March 30, 2022, by and among TriLogic Pharma, LLC, and MilanaPharm LLC, Dare Bioscience, Inc., and Organon International GmbH.	10-Q	001-36395	05/12/2022	10.2

10.3Δ	License and Collaboration Agreement dated February 11, 2018 between Daré Bioscience, Inc., Strategic Science and Technologies-D, LLC and Strategic Science Technologies, LLC	10-K/A	001-36395	04/30/2018	10.1

10.4Δ	License Agreement dated March 19, 2017, between Daré Bioscience Operations, Inc. and ADVA-Tec, Inc.	10-Q	001-36395	11/13/2017	10.1

10.5Δ	Exclusive License Agreement made as April 24, 2018 by and between Catalent JNP, Inc. (fka Juniper Pharmaceuticals, Inc.), and Daré Bioscience, Inc.	10-Q	001-36395	8/13/2018	10.1

10.6(a)Δ	Amended and Restated Exclusive License Agreement for Atrophic Vaginitis Technology, effective as of July 14, 2006, dated August 15, 2007, by and between Fred Mermelstein, Ph.D., and Janet Chollet, M.D., and Pear Tree Women’s Health Care, Inc.	10-Q	001-36395	8/13/2018	10.5

10.6(b)Δ	Amendment No. 1 to the Amended and Restated Exclusive License Agreement, dated as of October 10, 2007, by and among Fred Mermelstein, Ph.D. and Janet Chollet, M.D., and Pear Tree Pharmaceuticals, Inc.	10-Q	001-36395	8/13/2018	10.6

10.6(c)Δ	Amendment No. 2 to the Amended and Restated Exclusive License Agreement, dated as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.7

10.6(d)+
Amendment No. 3 to the Amended and Restated Exclusive License Agreement, effective as of February 13, 2017, by and among Fred Mermelstein, Ph.D., and Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus
		10-K	001-36395	3/30/2023	10.6(d)

10.6(e)Δ	Exclusive License Agreement, dated as of February 13, 2017, by and between GYN Holdings, Inc., a wholly-owned subsidiary of Pear Tree Pharmaceuticals, Inc. and Bernadette Klamerus	10-Q	001-36395	8/13/2018	10.8

10.6(f)Δ	Exclusive License Agreement, effective as of September 15, 2017, by and between Fred Mermelstein, Ph.D., Janet Chollet, M.D., Pear Tree Pharmaceuticals, Inc., and Stephen C. Rocamboli	10-Q	001-36395	8/13/2018	10.9

10.7(a)Δ	Assignment Agreement by and between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc. effective as of December 5, 2018	10-K	001-36395	04/01/2019	10.10(a)

10.7(b)Δ	First Amendment to the License Agreement effective as of December 5, 2018 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	04/01/2019	10.10(b)

10.7(c)	Amendment No. 1 to Assignment Agreement entered into as of December 4, 2019 between Daré Bioscience, Inc. and Hammock Pharmaceuticals, Inc.	10-K	001-36395	03/27/2020	10.10(c)

10.7(d)	Amendment No. 2 to the License Agreement entered into as of December 3, 2019 between Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-K	001-36395	03/27/2020	10.10(d)

10.7(e)	Amendment to License Agreement effective as of September 21, 2021 by and among Daré Bioscience, Inc., TriLogic Pharma, LLC and MilanaPharm LLC	10-Q	001-36395	11/10/2021	10.1

10.8+	Cooperative Research and Development Agreement entered into as of July 8, 2021 between Daré Bioscience, Inc. and the Eunice Kennedy Shriver National Institutes of Child Health and Human Development Institute	10-Q	001-36395	11/10/2021	10.2

10.9+	License Agreement dated as of August 12, 2023 between Douglas Pharmaceuticals Limited and Daré Bioscience, Inc.	10-K	001-36395	03/31/2025	10.10

10.10+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of June 30, 2021, as amended to date					X

10.11+	Grant Agreement between Daré Bioscience, Inc. and the Bill & Melinda Gates Foundation effective as of November 11, 2024, as amended to date	10-K	001-36395	03/31/2025	10.12

10.12+	Subaward Agreement between the Consortium Management Firm, National Collegiate Inventors and Innovators Alliance, Inc. d/b/a/ VentureWell and Daré Bioscience, Inc., effective as of October 12, 2024	10-K	001-36395	03/31/2025	10.13

10.13	Royalty Interest Financing Agreement entered into as of December 21, 2023 between Dare Bioscience, Inc. and United in Endeavor, LLC	10-K	001-36395	03/28/2024	10.12

10.14	Purchase Agreement, dated October 21, 2024, by and between Daré Bioscience, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-36395	10/21/2024	10.1

10.15	Registration Rights Agreement, dated October 21, 2024, by and between Daré Bioscience, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-36395	10/21/2024	10.2

10.16+	Traditional Royalty Purchase Agreement between Daré Bioscience, Inc. and XOMA (US) LLC, dated as of April 29, 2024	10-Q	001-36395	08/12/2024	10.1

10.17+	Synthetic Royalty Purchase Agreement between Daré Bioscience, Inc. and XOMA (US) LLC, dated as of April 29, 2024	10-Q	001-36395	08/12/2024	10.2
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.18(a)*	Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	8-K	001-36395	7/12/2018	10.1

10.18(b)*	Form of Incentive Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.3

10.18(c)*	Form of Nonstatutory Stock Option Agreement for grants under the Daré Bioscience, Inc. Amended and Restated 2014 Stock Incentive Plan	10-Q	001-36395	8/13/2018	10.4

10.19(a)*	Daré Bioscience, Inc. 2022 Stock Incentive Plan	10-Q	001-36395	8/12/2024	10.7

10.19(b)*	Amendment No. 1 to Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	7/9/2025	10.1

10.19(c)*	Form of Incentive Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.1(b)

10.19(c)*	Form of Nonstatutory Stock Option Agreement for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/24/2022	10.2(c)

10.20*	Daré Bioscience, Inc. Performance Bonus Plan, as amended	10-Q	001-36395	11/9/2023	10.3

10.21*	Form of indemnification agreement between the registrant and each of its executive officers and directors	S-1	333-194442	03/10/2014	10.16

10.22*	Amended and Restated Non-Employee Director Compensation Policy (as amended through January 28, 2025)	10-Q	001-36395	05/13/2025	10.10

10.23(a)*	Employment Agreement by and between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of August 15, 2017	8-K	001-36395	08/18/2017	10.1

10.23(b)*	Amendment No. 1 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson dated as of March 9, 2020	10-Q	001-36395	05/14/2020	10.13(b)

10.23(c)*	Amendment No. 2 to Employment Agreement between Daré Bioscience, Inc. and Sabrina Martucci Johnson, dated as of May 20, 2024	10-Q	001-36395	08/12/2024	10.5

10.24*	Daré Bioscience, Inc. Change in Control Policy (as amended on April 29, 2024)	10-Q	333-251599	08/12/2024	10.6

OTHER EXHIBITS
19.1	Daré Bioscience, Inc. Amended and Restated Insider Trading Policy (October 22, 2024)	10-K	001-36395	03/31/2025	19.1

21.1	Subsidiaries of the registrant					X

23.1	Consent of Haskell & White LLP					X
23.2	Consent of Haskell & White LLP					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97*	Dare Bioscience, Inc. Policy on Recovery of Erroneously Awarded Compensation	10-K	001-36395	03/28/2024	99.7

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

§	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any schedules to the Securities and Exchange Commission upon request.
Δ	Confidential treatment has been requested or granted to certain confidential information contained in this exhibit.
+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Management contract or compensatory plan or arrangement
#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Daré Bioscience, Inc.
	By:	/s/ SABRINA MARTUCCI JOHNSON
Date: March 26, 2026		President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SABRINA MARTUCCI JOHNSON	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Director	March 26, 2026
Sabrina Martucci Johnson

/s/ MARDEE HARING-LAYTON	Chief Accounting Officer	March 26, 2026
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ WILLIAM H. RASTETTER	Chairman of the Board and Director	March 26, 2026
William H. Rastetter, Ph.D.

/s/ JESSICA D. GROSSMAN	Director	March 26, 2026
Jessica D. Grossman, M.D.

/s/ SUSAN L. KELLEY	Director	March 26, 2026
Susan L. Kelley, M.D.

/s/ GREGORY W. MATZ	Director	March 26, 2026
Gregory W. Matz, CPA

/s/ ROBIN STEELE	Director	March 26, 2026
Robin Steele, J.D., L.L.M.

DARÉ BIOSCIENCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Daré Bioscience, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Daré Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP
HASKELL & WHITE LLP
We have served as the Company's auditor since 2023.
Irvine, California
March 26, 2026

Daré Bioscience, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$24,711,356	$15,698,174
Prepaid expenses and other current assets	2,352,523	2,749,689
Total current assets	27,063,879	18,447,863
Property and equipment, net	1,558,890	1,335,732
Operating lease right-of-use assets	1,097,580	1,206,942
Finance lease right-of-use assets	1,744,775	—
Other non-current assets	1,009,439	1,110,594
Total assets	$32,474,563	$22,101,131
Liabilities and stockholders’ equity (deficit)
Current Liabilities
Accounts payable	$1,200,686	$1,455,832
Accrued expenses	725,184	3,042,918
Deferred grant funding	19,651,452	16,561,625
Current portion of liability related to sale of future royalties	11,711	4,054
Current portion of lease liabilities (operating)	602,552	548,638
Current portion of lease liabilities (finance)	1,494,102	—
Total current liabilities	23,685,687	21,613,067
Deferred revenue, non-current	—	1,000,000
Liability related to the sale of future royalties, net	5,386,877	4,745,770
Lease liabilities long term (operating)	559,365	754,383
Total liabilities	29,631,929	28,113,220
Commitments and contingencies (Note 14)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized, 14,499,502 and 8,700,386 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,450	870
Additional paid-in capital	191,951,711	169,705,480
Accumulated other comprehensive loss	(421,623)	(428,809)
Accumulated deficit	(188,688,904)	(175,289,630)
Total stockholders' equity (deficit)	2,842,634	(6,012,089)
Total liabilities and stockholders' equity (deficit)	$32,474,563	$22,101,131

See accompanying notes to the consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2025	2024
Revenue
License fee revenue and other revenue	$1,030,193	$9,784
Total revenue	1,030,193	9,784
Cost of revenues	295,799	—
Operating expenses
Selling, general and administrative	8,763,376	9,156,061
Research and development	5,523,352	14,305,208
Total operating expenses	14,286,728	23,461,269
Loss from operations	(13,552,334)	(23,451,485)
Other income (expense)
Sale of royalty and milestone rights, net of transaction costs (Note 13)	—	20,379,376
Other income (expense)	153,060	(981,490)
Net loss	$(13,399,274)	$(4,053,599)
Net loss to common stockholders	$(13,399,274)	$(4,053,599)
Foreign currency translation adjustments	7,186	(67,913)
Comprehensive loss	$(13,392,088)	$(4,121,512)
Loss per common share - basic and diluted	$(1.20)	$(0.48)
Weighted average number of common shares outstanding:
Basic and diluted	11,178,752	8,497,459
See accompanying notes to the consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional	Accumulated other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2023	8,331,161	$833	$166,548,454	$(360,896)	$(171,236,031)	$(5,047,640)
Stock-based compensation	—	—	2,203,257	—	—	2,203,257
Issuance cost on equity line paid in common stock	137,614	14	500,213	—	—	500,227
Issuance of common stock, net of issuance costs	109,655	11	453,568	—	—	453,579
Reverse stock split adjustment	121,956	12	(12)	—	—	—
Net loss	—	—	—	—	(4,053,599)	(4,053,599)
Foreign currency translation adjustments	—	—	—	(67,913)	—	(67,913)
Balance at December 31, 2024	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)
Stock-based compensation	—	—	1,496,562	—	—	1,496,562
Issuance of common stock, net of issuance costs	5,799,116	580	20,749,669	—	—	20,750,249
Net loss	—	—	—	—	(13,399,274)	(13,399,274)
Foreign currency translation adjustments	—	—	—	7,186	—	7,186
Balance at December 31, 2025	14,499,502	$1,450	$191,951,711	$(421,623)	$(188,688,904)	$2,842,634

See accompanying notes to the consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(13,399,274)	$(4,053,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,634,486	42,325
Right-of-use asset - operating lease	516,895	471,003
Stock-based compensation expense	1,496,562	2,203,256
Loss on disposal of property and equipment	—	600,000
Non-cash royalty revenue related to sale of future royalties	(6,298)	202
Non-cash interest expense	82,502	317,318
Changes in operating assets and liabilities:
Accounts receivable	(12,053)	—
Other receivables	(331,026)	719,229
Prepaid expenses	668,486	3,598,565
Deposits	—	402,414
Other current assets	(65,405)	—
Other non-current assets	(78,723)	45,562
Operating lease liability	(548,638)	(459,763)
Accounts payable	(255,146)	(1,929,717)
Accrued expenses	(2,250,627)	171,473
Interest payable	572,561	520,816
Deferred grant funding	3,089,828	2,824,471
Deferred revenue	(1,000,000)	—
Net cash (used in) provided by operating activities	(9,885,870)	5,473,555
Cash flows from investing activities
Purchases of property and equipment	(385,278)	(573,046)
Net cash used in investing activities	(385,278)	(573,046)
Cash flows from financing activities
Net proceeds from issuance of common stock	20,930,126	453,579
Payments of deferred offering costs	(321,686)	(79,308)
Repayment of liability on sale of future royalties	—	(2,189)
Issuance of note payable	486,721	561,663
Payments on note payable	(553,829)	(579,223)
Principal payments on finance lease	(1,264,188)	—
Net cash provided by financing activities	19,277,144	354,522
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7,186	(67,913)
Net change in cash, cash equivalents and restricted cash	9,013,182	5,187,118
Cash, cash equivalents and restricted cash, beginning of year	15,998,174	10,811,056
Cash, cash equivalents and restricted cash, end of year	$25,011,356	$15,998,174
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$24,711,356	$15,698,174
Restricted cash included in other non-current assets	300,000	300,000
Total cash, cash equivalents and restricted cash	$25,011,356	$15,998,174
Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of operating lease right-of-use assets and lease liabilities due to lease modification	$407,534	$358,315
Finance right-of-use assets obtained in exchange for new finance lease liabilities	$2,841,027	$—
Remeasurement of finance lease right-of-use assets and lease liabilities due to lease modification	$82,736	$—

Prepaid rent reclassified to finance lease right-of-use asset	$458,850	$—
Deferred issuance costs applied from prepayments made in the prior year	$179,877	$—
Issuance cost on equity paid in common stock	$—	$500,227
Additions to property and equipment and reduction of deposits	$—	$749,036
See accompanying notes to the consolidated financial statements.

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
The Company’s operations have historically focused on research and development activities to advance its product candidates through clinical development and regulatory approval. While research and development remain an important part of the Company's strategy, the Company announced in March 2025 an expansion of its business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, the Company is pursuing both traditional FDA approval and earlier market access via outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act (FDCA), which may compound and distribute certain drugs without patient-specific prescriptions. This dual-path approach reflects a shift in the Company’s operational priorities and resource allocation toward commercial execution, including partnerships and product distribution via Section 503B outsourcing facilities and select consumer health channels. The Company uses the term "Section 503B compounding" to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the FDCA without patient-specific prescriptions in accordance with Section 503B of the FDCA. In addition to prescription-based offerings — both products approved by the U.S. Food and Drug Administration (FDA) and compounded drugs— the Company intends to bring to market select consumer health products that do not require a physician’s prescription.
The Company's portfolio of product candidates includes drug and drug/device product candidates and potential product candidates in various stages of development, from preclinical through a Phase 3 clinical study, and will require review and approval from the FDA or a comparable foreign regulatory authority, prior to being marketed and sold.
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

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, management's judgments with respect to its revenue arrangements, liability related to the sale of future royalties, valuation of stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates and could materially affect the reported amounts of assets, liabilities and future operating results.
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
At December 31, 2025, the Company had cash and cash equivalents of approximately $24.7 million and working capital of approximately $3.4 million. The Company's cash and cash equivalents at December 31, 2025 includes funds received under grant agreements that may be applied solely toward direct costs for the funded projects under those grant agreements, other than an approximately 5% to 22% indirect cost allowance, and as of December 31, 2025, the Company's deferred grant funding liability was approximately $19.7 million. See Note 15 Grant Awards.
The Company will require additional capital to advance the development programs in its pipeline that are not currently being supported by non-dilutive grant or other funding, to enable further investment across its entire portfolio of product candidates, and to support its operating plans. The Company is currently seeking to raise capital under its Regulation A offering (see Note 17 Subsequent Events) and will continue to evaluate and may pursue various other capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. The Company’s ability to obtain additional capital, including through its ongoing Regulation A offering, and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within its control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to the Company and its stockholders. Raising additional capital may cause substantial dilution to the Company’s stockholders, restrict its operations or require it to relinquish rights in its technologies or product candidates and their future revenue streams. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its product candidate programs and/or reduce expenses.
The Company has a history of losses from operations, net losses and negative cash flows from operations. At December 31, 2025, the Company had an accumulated deficit of approximately $188.7 million and the Company incurred a net loss of approximately $13.4 million and had negative cash flow from operations of approximately $9.9 million for the year ended December 31, 2025. Because the Company is in the early stages of executing against its Section 503B compounding and consumer health products business strategies and, as an organization, the Company has no experience in or infrastructure for commercializing products, both the timing and amount of potential revenue the Company may generate remain uncertain. As a result, the Company may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance its operations or achieve profitability. Based on the Company’s current analysis of the conditions described above, there is substantial doubt about the Company's ability to continue as a going concern within the 12 month period from the issuance date of the accompanying consolidated financial statements. The accompanying consolidated financial statements were prepared on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
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
License Fee Revenue. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To date, the Company has recognized $12.0 million in license fee revenue, $10.0 million of which represents the upfront payment under its license agreement for XACIATO, $1.0 million of which represents the payment required by the first amendment to such license agreement entered into in July 2023, and $1.0 million of which represents the license fee revenue recognized upon the termination of a license agreement in December 2025 (see Bayer License, below).
Royalties. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has recognized approximately $26,000 in royalty revenue.
Bayer License. In 2020, the Company entered into a license agreement with Bayer Healthcare LLC, or Bayer, regarding the further development and commercialization of Ovaprene in the U.S. and received a $1.0 million upfront non-refundable license fee payment from Bayer (See Note 3, Strategic Agreements). The $1.0 million upfront payment was recorded as deferred license revenue in the Company's consolidated balance sheets at December 31, 2024. Bayer, in its sole discretion, had the right to make the license effective by paying the Company an additional $20.0 million. The Company concluded that there was one significant performance obligation related to the $1.0 million upfront payment: a distinct license to commercialize Ovaprene effective upon the receipt of the $20.0 million fee. In November 2025, the Company received notice from Bayer that it was terminating the license agreement. The Company and Bayer mutually agreed to terminate the agreement effective as of December 2, 2025 and the $1.0 million upfront payment was recognized as license fee revenue on such date.
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
Potential future payments for variable consideration, such as commercial milestones, will be recognized when it is probable that, if recorded, a significant reversal of revenue will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur (See Note 3, Strategic Agreements).
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
Australian Research and Development Tax Incentive Program
The Company is eligible under the Australian Research and Development Tax Incentive Program, or the Tax Incentive, to receive a cash refund from the Australian Taxation Office for eligible research and development expenditures. To be eligible, the Company must have revenue of less than AUD $20.0 million during the reimbursable period and cannot be controlled by income tax exempt entities. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to IAS 20. Under IAS 20, the Company recognizes the Tax Incentive as a reduction to research and development expense when there is reasonable assurance that the Tax Incentive will be received, the relevant expenditure has been incurred, and the amount can be reliably measured. The Company classifies its estimate for the Tax Incentive as other current assets on its consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company did not incur any research and development expenses that it believes are eligible for the Tax Incentive.
Grant Funding
The Company receives certain research and development funding through grants issued by a division of the National Institutes of Health and the Gates Foundation, or the Foundation. Under the Foundation grant, which the Company considers to be a research and development contract under FASB Accounting Standards Codification, or ASC, Topic 730 Research and Development, the Company granted the Foundation a Humanitarian License which gives the Foundation the right to make the funded developments accessible at an affordable price to people within developing countries. Grants received by the Company that do not require the transfer of goods or services to a customer are accounted for by analogy to International Accounting Standards 20, Accounting for Grants and Disclosure of Government Assistance, or IAS 20. Under IAS 20, the Company recognizes grant funding in the statements of operations and comprehensive loss as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. The Company adopted this policy in 2018. For the years ended December 31, 2025 and December 31, 2024, the Company recognized approximately $16.4 million and $8.8 million, respectively, in the statements of operations and comprehensive loss as a reduction to research and development expense. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding liability in the Company's consolidated balance sheets.
Stock-Based Compensation
The Company records compensation expense for all stock-based awards granted based on the fair value of the award at the time of grant. Compensation expense is recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the requisite service period of the award. Forfeitures are accounted for in the period they occur. The Company uses the Black-Scholes Pricing Model to determine the fair value of each of the awards which considers factors such as the fair value of the Company's common stock, which is measured as the closing price of the Company's common stock on the date of the grant, the expected term, the volatility of the Company's common stock, risk free interest rate, and dividend yield. Due to the limited number of option exercises, the simplified method was utilized in order to determine the expected term of the awards. The Company compared U.S. Treasury Bills in determining the risk-free interest rate appropriate given the expected term. The Company has not established and has no plans to establish, a dividend policy, and the Company has not declared, and has no plans to declare dividends in the foreseeable future and thus no dividend yield was determined necessary in the calculation of fair value.
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
The Company follows the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At each of December 31, 2025 and 2024, the Company did not record any liabilities for uncertain tax positions.
During each of 2025 and 2024, the Company recorded no provision for income taxes. Management evaluated the Company’s tax positions and, as of December 31, 2025 and 2024, the Company had approximately $3.1 million and $2.9 million of unrecognized benefits, respectively. The tax years 2022 to 2024 and 2021 to 2024 remain open to examination by federal and state taxing authorities, respectively, while the statute of limitations for U.S. net operating losses generated remain open beginning in the year of utilization. The Company is not currently under examination.
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of December 31, 2025 and December 31, 2024. There were no financial assets or liabilities that were remeasured using a quoted price in active markets for identical assets (Level 2) or using unobservable inputs (Level 3) as of December 31, 2025 or December 31, 2024.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at December 31, 2025
Current assets:
Cash equivalents (1)	$24,356,333	$—	$—	$24,356,333
Balance at December 31, 2024
Current assets:
Cash equivalents (1)	$15,283,784	$—	$—	$15,283,784
(1) Represents cash held in money market funds.
The carrying amounts of all prepaid expenses and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. In addition, the carrying value of the liability related to the sale of future royalties approximates its fair value as of December 31, 2025, and is based on the Company’s current estimate of future royalties expected to be earned over the estimated life of the royalty interest financing arrangement. See Note 12 for the description of the Level 3 inputs used to estimate the carrying value of the liability.
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of December 31, 2025 and 2024 related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's consolidated balance sheets.
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

Warrants

The Company performs an assessment of warrants upon issuance to determine their proper classification in the financial statements based upon the warrant’s specific terms, in accordance with the authoritative guidance provided in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed in the Company’s own Common Stock and whether the warrant holders could potentially require cash settlement of the warrants.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability-classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter.
Sale of Future Payments
On April 29, 2024, the Company entered into and closed a traditional royalty purchase agreement and a synthetic royalty purchase agreement with XOMA pursuant to which the Company sold its right, title and interest in the following to XOMA (i) all future net royalty and potential net milestone payments the Company would otherwise receive from Organon based on net sales of XACIATO, (ii) a portion of future net sales of Ovaprene and a portion of the $20.0 million payment that the Company could have potentially received under its since terminated license agreement with Bayer relating to Ovaprene, and (iii) a portion of future net sales of Sildenafil Cream. The Company received $22.0 million from XOMA in connection with entering into the royalty purchase agreements. Under the terms of the royalty purchase agreements, if XOMA receives total payments under the royalty purchase agreements equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the royalty purchase agreements. If the Company earns any such payments, they will be accounted for as variable consideration under ASC 606, Revenue Recognition, and will be recorded as income when such payments are received. See Note 13, Royalty Purchase Agreements, for additional information regarding the terms of the royalty purchase agreements.
The Company evaluated the expected cash flows to XOMA from royalties and milestone payments expected to be earned on XACIATO, Ovaprene and Sildenafil Cream over the period that the Company expected it would take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements, and determined to allocate the $22.0 million it received from XOMA in connection with entering into the royalty purchase agreements, net of transaction costs of approximately $1.6 million, to the traditional royalty purchase agreement for XACIATO, and none of it to the synthetic royalty purchase agreement for Ovaprene and Sildenafil Cream. The cash flows to XOMA from royalties and milestone payments expected to be earned on Ovaprene and Sildenafil Cream were expected to be de minimis over the period that the Company expected it would take for XOMA to receive total payments of $88.0 million under the royalty purchase agreements because, unlike XACIATO, Ovaprene and Sildenafil Cream were still in development stage and not commercial assets at the time the evaluation was made.
The Company determined that the traditional royalty purchase agreement represented a complete sale of a nonfinancial asset (the Company's right, title and interest in and to future payments related to commercial sales of XACIATO) for which XOMA would bear all benefit and for which the Company had no obligations or involvement going forward, and therefore should be accounted for within the scope of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. The $22.0 million net of transaction costs of approximately $1.6 million, was recorded as other income on the Company's consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
Liability Related to the Sale of Future Royalties
In December 2023, the Company entered into a royalty interest financing agreement with United in Endeavor, LLC or UiE, pursuant to which the Company sold to UiE an interest in royalty and milestone payments the Company receives based on net sales of XACIATO. The Company received $5.0 million from UiE in connection with entering into the royalty interest financing agreement. The Company evaluated the terms of the royalty interest financing agreement and concluded that its features were similar to those of a debt instrument. The Company recognized the $5.0 million it received as a liability on its consolidated balance sheet because the Company agreed to make payments to UiE until such time that UiE has received aggregate payments equaling a 12% internal rate of return on the $5.0 million. Interest expense for the liability related to the sale of future royalties is recognized using the effective interest rate method over the expected term of the royalty interest financing agreement.

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
Deferred Offering Costs
The Company capitalizes certain legal, professional, and other-third party charges related to its efforts to raise capital and other ongoing equity financings as deferred offering costs until fully consummated. These costs are deferred until the completion of the offerings at which time they are reclassified to additional paid-in-capital as a reduction of the offering proceeds. If the Company terminates the planned offering, all of the deferred offering costs will be immediately written off to operating expenses. In October 2024, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, under which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million of shares of the Company's common stock. Deferred offering costs associated with the financing arrangement with Lincoln Park are reclassified to additional paid in capital on a pro-rata basis over the term of the purchase agreement. In March 2023, the Company entered into a sales agreement to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program. Deferred offering costs associated with the ATM equity offering program are reclassified to additional paid in capital on a pro-rata basis. In December 2025, the Company filed an offering statement on Form 1-A for the sale of preferred stock and warrants in a Regulation A offering. Deferred offering costs associated with this offering are reclassified to additional paid in capital on a pro-rata basis. As of December 31, 2025 and 2024, $0.9 million and $0.7 million of deferred offering costs were capitalized on the balance sheet, respectively.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use, or ROU, assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligations to make lease payments arising from the lease.
The Company has both operating leases for office facilities and a finance lease for laboratory space. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.
If the lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU assets also include any lease prepayments made and exclude lease incentives. The Company's lease terms may include options to extend or terminate the lease and the related payments are only included in the lease liability when it is reasonably certain that the Company will exercise that option. The Company elected the practical expedient, which allows the Company to not allocate consideration between lease and non-lease components. In addition, the Company elected the practical expedient such that it does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Variable lease payments are recognized in the period in which the obligations for those payments are incurred. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term, while the finance lease results in recognition of amortization expense for the ROU asset and interest expense on the lease liability.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Repair and maintenance costs are charged to expense as incurred.
Patent Costs
The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment and right-of-use assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the asset or asset group are expected to generate, including its eventual residual value. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds its fair value. The Company did not recognize any impairment losses for either of the years ended December 31, 2025 or 2024. The Company recorded a loss on the disposal of a fixed asset of $0.6 million for the year ended December 31, 2024. No such losses were recorded during the year ended December 31, 2025.
Risks and Uncertainties
The Company will require approvals from the FDA, or foreign regulatory agencies prior to being able to sell any products, other than compounded drugs under Section 503B of the FDCA and consumer health products that do not require a physician's prescription. The Company received approval from the FDA for XACIATO in December 2021. There can be no assurance that the Company’s current or future product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and financial position.
The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the ability to license product candidates, successfully develop product candidates, successfully commercialize approved products or enter into strategic relationships with third parties who are able to successfully commercialize approved products, raise additional capital, compete with other products, and protect proprietary technology and product liability. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.
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
There were stock options exercisable into 1,409,042 and 883,334 shares of common stock outstanding at December 31, 2025 and 2024, respectively. There were warrants exercisable into 1,268,572 shares of common stock outstanding at each of the years ended December 31, 2025 and 2024. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.
Indemnification Obligations
As permitted under Delaware law, the Company has entered into indemnification agreements with its officers and directors that provide that the Company will indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by such director or officer in any action or proceeding arising out of their service as a director and/or officer. The term of the indemnification is for the officer’s or director’s lifetime. During the year ended December 31, 2025, the Company did not experience any losses related to those indemnification obligations. The Company does not expect significant claims related to these indemnification obligations, and consequently, has concluded the fair value of the obligations is not material. Accordingly, as of December 31, 2025 and 2024, no amounts have been accrued related to such indemnification provisions.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09, on a prospective basis, on January 1, 2025, which adoption only impacted the Company's footnote disclosures with no impact on the Company's results of operations or financial condition. See Note 8, Income Taxes, for disclosures related to the adoption of ASU 2023-09.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.
The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.
3.    STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In 2022, the Company entered into an exclusive license agreement with Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. As of December 31, 2025, the Company has received a total of $12.8 million in non-refundable payments, all of which have been recorded as license fee revenue in historical periods.
Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.

At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of a $1.0 million payment in connection with the license agreement amendment and a $1.8 million milestone payment, both of which occurred in 2023, the transaction price was $12.8 million as of December 31, 2025.
The Company will recognize any consideration related to sales-based payments, including milestones and royalties which relate predominantly to the license granted, at the later of (i) when or as the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Generally, because sales-based payments are required to be paid more than 45 days after the end of each quarter, other than with respect to the fourth quarter, the Company estimates sales-based payments it will recognize for a particular quarter based on an analysis of historical experience and the Company's estimated gross sales and customary deductions for the applicable quarter. To date, it has been challenging for the Company to accurately estimate the amount of the sales-based payments for a particular quarter due to limited historical information available to the Company to inform such estimates. Differences between actual and estimated sales-based payments will be adjusted for in the quarter in which the actual amount becomes known, which is generally expected to be the following quarter.
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
Bayer HealthCare License Agreement
In January 2020, the Company entered into a license agreement with Bayer, regarding the further development and commercialization of Ovaprene in the U.S. In November 2025, the Company received notice from Bayer that it was terminating the license agreement. The Company and Bayer mutually agreed to terminate the agreement effective as of December 2, 2025.
In connection with entering into the license agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer, which was recorded as license revenue when the agreement was terminated. See Note 2. Significant Accounting Policies—Revenue Recognition—Bayer License, above.
Strategic Agreements for Pipeline Development
Theramex Co-Development and Licensing Agreement
In February 2025, the Company entered into a co-development and licensing agreement with Theramex for a potential first-in-category biodegradable contraceptive implant called Casea S recently acquired by Theramex. Under the agreement, the Company received a royalty-free, exclusive, fully paid up, sublicensable license to the U.S. patents Theramex recently acquired for Casea S. The license fee paid by the Company during the first quarter of 2025 was recorded as research and development expense. Given that the product is in an ongoing Phase 1 study funded by a grant, there are no development costs for the Company or Theramex at this time. If the Company determines that the results from the study are positive, it would be responsible for conducting a Phase II study in the U.S., and funding for such study and for a future Phase III study in the U.S. will be shared by the Company and Theramex on terms to be agreed upon by the parties, taking into account the size of the opportunity for Casea S in the respective markets.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of December 31, 2025, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of December 31, 2025, no payments have been made under this agreement.
MBI Acquisition
In November 2019, the Company acquired Dare MB Inc., or MBI, to secure the rights to develop a long-acting reversible contraception method, that a woman can turn on or off herself, according to her own needs. This candidate is now known as DARE-LARC1 and the drug delivery technology underlying DARE-LARC1 is now known as the Company's intelligent drug delivery system platform, DARE-IDDS.
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
In 2021, a total of $1.25 million of the contingent consideration became payable, $75,000 of which was paid in cash and the balance of which was paid in shares of the Company's common stock, as permitted by the terms of the merger agreement. As of December 31, 2025, no additional payments have been made under this agreement.
TriLogic and MilanaPharm License Agreement / Hammock Assignment Agreement
In December 2018, the Company entered into an Assignment Agreement with Hammock Pharmaceuticals, Inc., or the Assignment Agreement, and a First Amendment to License Agreement with TriLogic Pharma, LLC and MilanaPharm LLC, or the License Amendment. Both agreements relate to the Exclusive License Agreement among Hammock, TriLogic and MilanaPharm dated as of January 9, 2017, or the MilanaPharm License Agreement. Under the Assignment Agreement and the MilanaPharm License Agreement, as amended by the License Amendment, the Company acquired an exclusive, worldwide license under certain intellectual property to, among other things, develop and commercialize products for the diagnosis, treatment and prevention of human diseases or conditions in or through any intravaginal or urological applications. The licensed intellectual property relates to the hydrogel drug delivery platform of TriLogic and MilanaPharm known as TRI-726. In XACIATO, this proprietary technology is formulated with clindamycin for the treatment of bacterial vaginosis. In December 2019, the Company entered into amendments to each of the Assignment Agreement and License Amendment. In September 2021, the Company entered into a second amendment to the License Agreement. In 2022, the Company entered into a Consent, Waiver and Stand-By License Agreement with TriLogic, MilanaPharm and Organon, which further amended the License Agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of December 31, 2025.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of December 31, 2025, no payments have been made under this agreement.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of December 31, 2025; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party. As of December 31, 2025, no such payments have been made under this agreement.
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
SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of December 31, 2025, $1.0 million has been paid under this agreement, which was paid in February 2025.
ADVA-Tec License Agreement
In March 2017, the Company entered into a license agreement with ADVA-Tec, Inc., or ADVA-Tec, under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide.
Under the terms of the license agreement, the Company will pay ADVA-Tec (a) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones, and (b) up to $20.0 million in the aggregate based on the achievement of certain worldwide net sales milestones. As of December 31, 2025, $1.2 million in milestone payments have been paid.
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
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2025	2024
Prepaid clinical expense	$718,537	$1,290,605
Prepaid development expense	58,750	663,723
Prepaid insurance expense	408,103	398,950
Prepaid legal and professional expenses	206,981	166,429
Deferred offering costs	321,686	—
Other current assets	65,405	—
Other receivables	573,061	229,982
Total prepaid expenses and other current assets	$2,352,523	$2,749,689
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consist of the following:

	As of December 31,
	2025	2024
Assets under construction	$—	$1,229,165
IT equipment	47,927	37,239
Leasehold improvements	40,284	40,284
Lab equipment	1,808,692	204,938
	$1,896,903	$1,511,626

Less– accumulated depreciation	(338,013)	(175,894)
Property and equipment, net	$1,558,890	$1,335,732
Depreciation expense was approximately $162,000 and $42,000 for the years ended December 31, 2025 and 2024, respectively.
6.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of December 31,
	2025	2024
Accrued compensation and benefits	$10,261	$805,612
Accrued development expense	447,466	1,258,435
Insurance financing payable	182,521	249,628
Other accruals	18,270	662,576
Accrued license fee expense	66,666	66,667
Total accrued expenses	$725,184	$3,042,918

7.    VENDOR CONCENTRATION
The Company had five major vendors that accounted for approximately 27%, 20%, 17%, 16% and 10% of the Company's research and development expenses for the year ended December 31, 2025, and 3%, 2%, 0%, 2% and 6% of the Company's research and development expenditures for the year ended December 31, 2024. The same vendors accounted for 7% and 3% of the Company's total accounts payable and accrued expenses as of each of December 31, 2025 and 2024, respectively. The Company continues to maintain its relationship with these vendors and anticipates incurring significant expenses with these vendors over the next 12 months.
8.    INCOME TAXES
The components of the loss from continuing operations before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(13,321)	$(3,822)
Foreign	(220)	(230)
Loss before taxes	$(13,541)	$(4,052)

The difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal income tax rate for the year ended December 31, 2025 is as follows (in thousands):

	Years Ended December 31,
	2025
Income taxes (benefit) at statutory rates	$(2,844)	21.0%
State income tax (benefit), net of federal benefit (1)	75	(0.6)%
Foreign tax effects
Australia
Research credit	984	(7.3)%
Change in Valuation Allowance	(950)	7.0%
Other	12	(0.1)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Tax credits
Research and development credit	(732)	5.4%
Changes in valuation allowance	(50)	0.4%
Nontaxable or nondeductible items
Permanent items	865	(6.4)%
Officers' compensation	475	(3.5)%
Stock compensation	1,761	(13.0)%
Changes in unrecognized tax benefits	71	(0.5)%
Other, net
Expiration of attributes	229	(1.7)%
Other	104	(0.7)%
	$—	0.00%
(1) The states that contributed to the majority (greater than 50%) of the tax effect in this category include California and Massachusetts.

As previously disclosed, prior to the adoption of ASU 2023-09, the difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal income tax rate for the year ended December 31, 2024 is as follows:

2024
Federal income tax expense at statutory rate	21.00%
State income tax, net of federal benefit	(3.75)%
State tax rate change	29.65%
Permanent differences	(2.21)%
Research and development credit	43.95%
Stock compensation	(5.49)%
Other	(12.88)%
Change in valuation allowance	(70.27)%
Effective income tax rate	—%
During 2025, the Company identified an immaterial error in the Company’s deferred tax assets and corresponding valuation allowance as of December 31, 2024, relating to capitalized research and development costs which resulted in understated deferred tax assets and corresponding valuation allowance of approximately $0.9 million. For comparative purposes, the Company’s 2024 tax disclosures herein have been revised to reflect the adjustment to the deferred tax assets and valuation allowance. The Company evaluated the error and concluded the impact was not material to its consolidated financial statements. The effect of the revision to the net deferred tax asset balance was zero, and the revision had no impact on the Company’s consolidated balance sheet, consolidated statement of operations and comprehensive loss or consolidated statement of cash flows.
The major components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are shown below (in thousands).

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$98,463	$85,686
Research and development credit carryforwards	12,357	12,767
Capitalized research and development costs	1,366	13,449
Stock compensation	674	3,570
Other	1,546	306
Total deferred tax assets	114,406	115,778
Valuation allowance	(113,743)	(115,532)
Deferred tax assets, net of valuation allowance	663	246

Deferred tax liabilities:
Right-of-use assets	(654)	(246)
Other	(9)	—
Total deferred tax liabilities	(663)	(246)
Net deferred tax assets (liabilities)	$—	$—
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $113.7 million and $115.5 million was established at December 31, 2025 and 2024, respectively, to offset the net deferred tax assets. When and if management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated. The valuation allowance decreased by approximately $1.8 million for the year ended December 31, 2025.

At December 31, 2025, the Company had federal, state and Australian net operating loss carryforwards of $369.4 million, $305.9 million, and $2.4 million, respectively, some of which will begin expiring in 2026 unless previously utilized. Included in the federal net operating loss carryforward is $195.8 of federal carryforward with no expiration date. The Australian losses may be carried forward indefinitely as well.
The Company also had federal and state research and development credit carryforwards of $13.3 million and $2.7 million, respectively. The federal research and development credit carryforwards will begin expiring in 2027, unless previously utilized. The state research credits begin to expire in 2027, unless previously utilized. Included in the state research credit carryforward is $0.6 million of carryforward with no expiration date. The Australian credits may be carried forward indefinitely as well.
Future utilization of the Company's net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Section 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. If a change in ownership were to have occurred or occurs in the future, the use of NOL and tax credits carryforwards may be limited or reduced. The Company does not expect this analysis to be completed within the next 12 months. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.
The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is "more likely than not" to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.
A reconciliation of the beginning and ending amount of uncertain tax benefits is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance uncertain tax benefits	$3,067	$2,761
Decreases related to prior year positions	—	(31)
Additions related to prior year positions	59	—
Additions related to current year positions	65	337
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse of the applicable statute of limitations	—	—
Ending balance of unrecognized tax benefits	$3,191	$3,067
Included in the balance of uncertain tax benefits at December 31, 2025 and 2024 are $3.1 million and $2.9 million of tax benefits that, if recognized, would result in a reduction of the gross deferred tax asset, offset fully by valuation allowance and have no net impact on the financial statements.
The Company's policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties recorded related to uncertain tax positions.
The tax years 2021 through 2024 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. The statute of limitations for U.S. net operating losses utilized in future years will remain open beginning in the year of utilization. There are currently no pending income tax examinations.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act reinstates and makes permanent 100% first-year bonus depreciation under Section 168(k) for qualified property acquired and placed in service after January 19, 2025. Additionally, the Act allows current expensing of domestic research and experimental costs starting in 2025 and provides special retroactive relief for "smaller business taxpayers." The Company deducted the unamortized R&E expenditures as of December 31, 2024 on its 2024 tax return, resulting in no change in the Company's effective tax rate or cash tax liability due to the full valuation allowance. The Company has reflected the effects of the Act in its income tax provision in accordance with ASC 740 and there was no material impact.

9.    STOCKHOLDERS’ EQUITY
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
During the year ended December 31, 2025, the Company sold 1,470,000 shares of common stock under this agreement for gross proceeds of approximately $3.3 million, net of offering expenses of approximately $0.1 million.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate the sales agreement with respect to Cantor. During the years ended December 31, 2025 and 2024, the Company sold 4,329,116 and 109,655 shares of common stock, respectively, under the sales agreement for aggregate gross proceeds of approximately $18.0 million and $0.5 million, respectively, net of offering expenses of approximately $0.4 million and $11,000, respectively.
Common Stock Warrants
The warrants outstanding as of December 31, 2025, are exercisable into 1,268,572 shares of common stock which had a fair value of $1.93 per share, based on the closing market price of the Company's common stock on December 31, 2025. The aggregate intrinsic value of warrants outstanding as of December 31, 2025, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company's common stock on that date. The intrinsic value of warrants outstanding as of December 31, 2025, was zero. The Company has performed an assessment of all warrants issued and determined that the Company's warrants are equity-classified.
Summary of Warrants Outstanding
A summary of warrants outstanding during the years ended December 31, 2025 and 2024 is presented below:

	Quantity of Warrants Outstanding as of
Description	December 31, 2025	December 31, 2024	Exercise Price	Expiration Date
Initial Royalty Warrant (1)*	422,804	422,804	$4.10	12/22/2028
September 2023 Warrants (2)*	845,225	845,225	$9.11	3/1/2029
October 2016 Warrants (3)	542	542	$120.00	10/4/2026
Total Warrants Outstanding	1,268,571	1,268,571

1) Refers to a warrant issued in connection with entering into the royalty interest financing agreement with UiE.
2) Refers to the warrants issued in connection with a registered direct offering the Company completed in September 2023.
3) Refers to a warrant issued in October 2016 to a former financial advisor.
* The warrant includes certain rights in favor of the holder upon a "fundamental transaction" as described in the warrant, including the right of the holder to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrant on the date of the consummation of such fundamental transaction.

Common Stock
The authorized capital of the Company consists of 240,000,000 shares of common stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. The issued and outstanding common stock of the Company consisted of 14,499,502 and 8,700,386 shares of common stock as of December 31, 2025 and 2024, respectively. There were no shares of preferred stock issued or outstanding as of December 31, 2025 or 2024.
Common Stock Reserved for Future Issuance
The following table summarizes common stock reserved for future issuance at December 31, 2025:

Common stock reserved for issuance upon exercise of warrants outstanding	1,268,572
Common stock reserved for issuance upon exercise of options outstanding	1,409,042
Common stock reserved for future equity awards	540,043
Total	3,217,657
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
10.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, was suspended in June 2024. There was no stock-based compensation related to the ESPP for the years ended December 31, 2025 or December 31, 2024.

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
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders in June 2022, and became effective as of such approval. In April 2025, the Company's board of directors approved an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance thereunder by 600,000, which was subsequently approved by the Company's stockholders on July 9, 2025. The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
As of December 31, 2025, the number of shares of common stock authorized for issuance under the 2022 Plan was 1,949,085, which is the sum of:
(a) 540,043 shares available for awards that may be granted under the 2022 Plan; plus
(b) 1,015,783 shares underlying awards granted under the 2022 Plan, plus
(c) 393,259 shares underlying awards granted under the Amended 2014 Plan, which if they expire, terminate or are otherwise forfeited will become available for issuance under the 2022 Plan.
Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the years ended December 31, 2025 and 2024. The exercise price of all options granted during the years ended December 31, 2025 and 2024 was equal to the market value of the Company’s common stock on the date of grant. As of December 31, 2025, unamortized stock-based compensation expense of approximately $1.8 million will be amortized over the weighted average period of 1.2 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of December 31, 2025 was 540,043.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value *
Outstanding at December 31, 2024	883,334	$14.58
Granted	583,890	2.72
Exercised	—	—
Canceled/forfeited	(765)	3.18
Expired	(57,417)	20.90
Outstanding at December 31, 2025	1,409,042	$9.41	7.51	$—
Options exercisable at December 31, 2025	870,141	$12.57	6.64	$—
Options vested and expected to vest at December 31, 2025	870,141	$12.57	6.64	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's common stock exceeded the exercise price of the stock options at December 31, 2025 for those stock options for which the quoted market price was in excess of the exercise price.
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $2.02 and $4.10, respectively. The total fair value of stock options vested during the years ended December 31, 2025 and 2024, was approximately $1.5 million and $2.2 million, respectively.

Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the consolidated statements of operations and comprehensive loss is as follows:

	Years Ended December 31,
	2025	2024
Research and development	$636,303	$833,689
Selling, general and administrative	860,259	1,369,567
Total	$1,496,562	$2,203,256
The weighted-average assumptions used in the Black-Scholes option-pricing model for stock options granted to employees and to directors in respect of their service on the Company's board of directors during the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Expected life in years	5.8	6.0
Risk-free interest rate	4.07%	4.13%
Expected volatility	86%	90%
Dividend yield	0.0%	0.0%
11.     LEASED PROPERTIES
Finance Lease - Clean Room Space
On July 24, 2024, the Company entered into a scope of work (the "SOW") with an unrelated third party for a controlled clean room space in Massachusetts. The SOW became effective upon the execution of an associated License and Services Agreement (the "LSA"), which governs the SOW. On February 25, 2025, the parties entered into a termination agreement related to the original LSA and SOW and concurrently entered into a revised LSA and revised SOW, collectively, the Clean Room Agreement, primarily to clarify the location of the clean room subject to the arrangement. The term of the Clean Room Agreement is 22 months and commenced on March 1, 2025. Fixed payments are due at the beginning of each calendar quarter and variable amounts related to support services are due monthly based on services provided during the preceding month. Upon execution of the SOW, the Company made a prepayment of approximately $459,000. The Clean Room Agreement may be renewed each year and if renewed, the fixed payment amount may increase yearly by up to 5%.
The Company determined that the Clean Room Agreement is a finance lease. On the commencement date, the Company recorded an initial finance lease ROU asset and related lease liability of approximately $3.3 million and $2.8 million, respectively. Included in the $3.3 million finance ROU asset is the $459,000 prepayment which was reclassified to the finance lease ROU asset on the commencement date. The lease does not provide an implicit rate and therefore the Company used its incremental borrowing rate as the discount rate when measuring the finance lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company used an incremental borrowing rate consisting of the current prime rate plus 200 basis points for its finance lease. During 2025, the parties executed two change orders primarily to amend the total contract consideration under the lease arrangement. The Company evaluated these amendments and concluded they represented a lease modification. As such, the finance lease ROU asset and finance lease liability were remeasured using an incremental borrowing rate at the date of the modification resulting in a decrease of approximately $83,000 to both the ROU asset and corresponding finance lease liability.
Operating Leases - General Office Space
The Company's lease for its corporate headquarters (3,169 square feet of office space) commenced in July 2018 and, as a result of an extension entered into in March 2024, expires on October 31, 2027. The extension entered into in March 2024 resulted in additional operating lease liabilities and ROU assets of approximately $0.4 million in March 2024.
MBI, a wholly-owned subsidiary the Company, leases general office and laboratory space in Massachusetts. The lease commenced on November 1, 2023 for a term of three years, expiring on December 31, 2026. On

December 18, 2025, the term of the lease was extended to December 31, 2027, which resulted in additional operating lease liabilities and ROU assets of approximately $0.4 million.
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
Aggregate Lease Information
The components of lease cost recorded in the Company's consolidated statements of operations and comprehensive loss were as follows:

	December 31,
	2025	2024
Operating lease cost	$828,036	$766,257
Finance lease cost
Amortization of finance lease	1,472,366	—
Interest on finance lease liability	152,475	—
Variable lease cost	124,205	172,337
Total lease cost	$2,577,082	$938,594

Maturities of the Company's finance and operating lease liabilities as of December 31, 2025 were as follows:

Year	Operating Leases	Finance Lease	Total
2026	$680,081	$1,529,500	$2,209,581
2027	583,046	—	583,046
Total lease payments	1,263,127	1,529,500	2,792,627
Less: amount representing interest	(101,210)	(35,398)	(136,608)
Present value of lease liabilities	$1,161,917	$1,494,102	$2,656,019
The weighted-average remaining lease terms and discount rates related to the Company's leases were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	1.92	2.42
Finance lease	1.00	—
Weighted-average discount rate
Operating leases	9.1%	10.5%
Finance lease	9.5%	—

Supplemental cash flow information related to the Company's leases was as follows:

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$1,264,188	$—
Operating cash flows from finance lease	$152,475	$—
Operating cash flows from operating leases	$659,626	$615,325
12.     ROYALTY INTEREST FINANCING
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
Under the Royalty Interest Agreement, the Company agreed to make the following payments to UiE, until such time when UiE has received aggregate payments equaling a 12% internal rate of return (the “IRR”) on the Initial Investment and each Supplemental Investment, if any: (i) from December 21, 2023 through December 31, 2025, 50% of the amount of royalty payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the royalty payments generated and received by the Company on net sales of XACIATO by Organon have been deducted (the “Net Royalty Payments”), (ii) from January 1, 2026 through December 31, 2029, 75% of the Net Royalty Payments, and (iii) from December 21, 2023 through December 31, 2029, 10% of the amount of milestone payments remaining after all amounts that are due and payable and actually paid by the Company to any licensor or sublicensee on the milestone payments generated and received by the Company on net sales of XACIATO by Organon have been deducted. After December 31, 2029, the Company will be required to make certain additional payments to UiE to the extent UiE has not received payments equaling the IRR by December 31, 2029, December 31, 2033, and December 31, 2034, respectively. In addition, if UiE has not received payments equaling the IRR by December 31, 2035 and the Company has other sources of assets or income (besides XACIATO) sufficient to complete such payments, the Company has agreed to pay UiE quarterly payments evenly divided over a two-year term ("Catch-up Payments"), such that UiE will have obtained the IRR, taking into account all other payments received by UiE from the Company under the Royalty Interest Agreement. UiE’s right to receive payments will terminate when UiE has received payments in an amount equal to the IRR (such period of time is referred to as the "Financing Term"). Under the Royalty Interest Agreement, the Company has the right, at any time and from time to time, to make voluntary prepayments to UiE, and such payments will be credited against the IRR. In addition, the Company has the right at any time to pay in full and retire all of the Company's payment obligations to UiE by paying the full amount of the IRR (the "Call Payment"), calculated as of the date of the payment.
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
To determine the amortization of the liability related to the sale of future royalties, the Company is required to estimate the duration of the Financing Term and the total amount of future payments to UiE during the Financing Term. These estimates involve significant estimates and assumptions regarding future Net Royalty Payments that impact both the amount of the liability related to the sale of future royalties and the interest expense that will be recognized over the Financing Term. The Company will periodically reassess the estimated amounts due and payable to UiE and the duration of the Financing Term and to the extent the estimated amount or timing of such payments is materially different than the prior estimate, an adjustment will be recorded in future periods, prospectively to increase or decrease interest expense. There are a number of factors that could materially affect XACIATO's commercial success, and therefore the amount and timing of the Company's payments to UiE, and correspondingly, the amount of interest expense and interest payable recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, the capabilities of Organon and its commitment of sufficient resources to market, distribute and sell the product; timely and adequate commercial supply of XACIATO and its components; perceived superiority of XACIATO's cure rates compared to other available treatments; patient satisfaction and willingness to use XACIATO again and refer it to others; price pressure given the high level of generic treatments and changes in health care laws and regulations; adequate coverage, pricing and reimbursement from third-party payors; and approval of new entrants, including alternative, non-antibiotic treatment options. These factors could result in increases or decreases to the length of the Financing Term and the total amount owed to UiE. During the year ended December 31, 2025, based on Net Royalty Payments to date and other factors, the Company updated its forecast of Net Royalty Payments, resulting in an estimated Financing Term that is approximately 9.5 years longer than previously estimated, extending through 2037, and as of December 31, 2025, the effective interest rate on the liability related to the sale of future royalties is 12.8%. Under the current estimated Financing Term, the estimated total amount potentially owed to UiE would be approximately $22.0 million, substantially all of which would be paid as Catch-up Payments. However, as discussed above, the Company has the right to make voluntary prepayments to UiE that would be credited against the IRR, as well as the right to make the Call Payment, either of which actions could reduce the total amount owed to UiE, potentially materially.
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,804 shares of the Company’s common stock (see Note 9, Stockholders' Equity). In addition, for every $1.0 million of Supplemental Investment, the Company will issue to UiE a warrant to purchase 84,561 shares of common stock. If the Company elects to receive the maximum amount of Supplement Investments, the Company would issue to UiE warrants to purchase an aggregate of up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”). As of December 31, 2025, the Company has only issued the Initial Royalty Warrant.
The Initial Royalty Warrant was deemed to be an equity classified warrant and recorded under additional paid in capital. The fair value of the Initial Royalty Warrant was determined to be $0.8 million (Note 9) and was recorded as a debt discount against the Initial Investment.
The following table shows the activity of the liability related to the sale of future royalties since the date of the Initial Investment through the period indicated:

	December 31,
	2025	2024
Upfront payment from the sale of future royalties	$5,000,000	$5,000,000
Debt issuance cost	(276,101)	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)	(834,512)
Royalty payments	(8,284)	(2,189)
Non-cash interest expense and interest payable associated with the sale of future royalties	1,517,485	862,626
Liability related to the sale of future royalties	$5,398,588	$4,749,824
13.    ROYALTY PURCHASE AGREEMENTS
In April 2024, the Company entered into a traditional royalty purchase agreement (the "XACIATO RPA"), and a synthetic royalty purchase agreement (the "Synthetic RPA and together with the XACIATO RPA, the “Royalty Purchase Agreements”) with XOMA pursuant to which XOMA paid $22.0 million to the Company. In addition, if XOMA receives total payments under the Royalty Purchase Agreements (as described below) equal to an amount that exceeds $88.0 million, XOMA will pay $11.0 million to the Company for each successive $22.0 million XOMA receives under the Royalty Purchase Agreements (such $11.0 million payments to the Company, the “Contingent Purchase Price Payments”).
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
(b) 25% of the $20.0 million payment that the Company could have potentially received under the Company's since terminated license agreement with Bayer relating to Ovaprene; and
(c) a synthetic royalty of 4.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of Ovaprene, and 2.0% of the Company's, its affiliates’ and its sublicensees’ future net sales of Sildenafil Cream and DARE to PLAY™ Sildenafil Cream; provided, however, that, if XOMA receives total payments under the Royalty Purchase Agreements, net of any Contingent Purchase Price Payments made to the Company, equal to an amount that exceeds $110.0 million, the foregoing percentages will be reduced to 2.5% and 1.25%, respectively (we refer to the amounts described in this clause (c) as the “Revenue Participation Right”).
Pursuant to the XACIATO RPA, XOMA, at its sole cost and discretion, may repay in full and retire all of the Company's payment obligations to UiE under the Royalty Interest Agreement. If XOMA does so, no further amounts in respect of the Royalty Interest Agreement will be deducted from the net royalties and net milestone payments that XOMA is entitled to receive under the XACIATO RPA. The Company cannot elect to receive any additional funding from UiE under the Royalty Interest Agreement without XOMA’s prior written consent. In connection with the synthetic royalty purchase agreement, the Company granted to XOMA a security interest in certain product assets related to Ovaprene, Sildenafil Cream and DARE to PLAY.
The $22.0 million the Company received from XOMA, less transaction costs of approximately $1.6 million, was allocated to the XACIATO RPA and recorded as other income on the Company's consolidated statement of operations and comprehensive loss in the second quarter of 2024. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information.
14.    COMMITMENTS AND CONTINGENCIES
Insurance Financing
In each of July 2025 and 2024, the Company obtained financing for certain director and officer and other insurance premiums. The total premiums, taxes and fees financed each year was approximately $0.5 million and $0.6 million, respectively, with an annual interest rate of approximately 8.0%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges permitted under the agreements and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. With respect to the financing obtained in July 2025, the Company will make monthly installment payments through March 20, 2026. With respect to the financing obtained in July 2024, the Company made monthly installment payments through April 20, 2025. The financed amount is recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's consolidated balance sheets. As of December 31, 2025, the Company's remaining obligation for the financing obtained in July 2025 was approximately $0.2 million, and the Company had no remaining obligation for the financing obtained in July 2024. As of December 31, 2024, the Company's remaining obligation for the financing obtained in July 2024 was approximately $0.2 million.
CRADA with NICHD for the Pivotal Phase 3 Study of Ovaprene
In July 2021, the Company entered into a Cooperative Research and Development Agreement, or the CRADA, with the U.S. Department of Health and Human Services, as represented by the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, for the conduct of a multi-center, non-comparative, pivotal Phase 3 clinical study of Ovaprene, or the Ovaprene Phase 3. The Ovaprene Phase 3 is being conducted within NICHD’s Contraceptive Clinical Trials Network with NICHD's contract research organization providing clinical coordination and data collection and management services for the Ovaprene Phase 3. The Company and NICHD each provide medical oversight and final data review and analysis for the Ovaprene Phase 3 and will work together to prepare the final report of the results of the Ovaprene Phase 3. The Company is responsible for providing clinical supplies of Ovaprene, coordinating interactions with the FDA, preparing and submitting supportive regulatory documentation, and providing a total of $5.5 million in payments to NICHD to be applied toward the costs of conducting the Ovaprene Phase 3. NICHD is responsible for the other costs related to the conduct of the Ovaprene Phase 3. The Company has paid $5.5 million to NICHD, $0.5 million of which was paid in July 2024 and

$5.0 million of which was paid in prior years. The Company had no remaining payment obligation under the CRADA at December 31, 2025.
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
Employee Benefit – 401(k) Plan
The Company has a 401(k) retirement plan, or the 401(k) Plan, covering all qualified employees. The 401(k) Plan allows each participant to contribute a portion of their base wages up to an amount not to exceed an annual statutory maximum. The 401(k) Plan includes a Safe Harbor Plan that provides a Company match up to 4% of each participant's cash compensation. The Company made matching contributions of approximately $0.2 million during each of the years ended December 31, 2025 and 2024.
15.    GRANT AWARDS
October 2024 Grant Award
In October 2024, the Company entered into a subaward agreement with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell (the "CMF") under which the Company is entitled to receive funding of up to $10.0 million in milestone-based payments subject to the Company's achievement over an approximately 24-month period of specified research activities and objectives relating to the advancement of the Company's DARE-HPV development program, including commencement of a Phase 2 clinical study to evaluate the safety and preliminary efficacy of DARE-HPV for the clearance of high-risk HPV infection in women. The subaward agreement was the result of the Company's selection by Advanced Research Projects Agency for Health (ARPA-H), part of the U.S. Department of Health and Human Services. The CMF is a consortium management firm that received funding from the federal agency for the subaward agreement.
The Company receives funding in advance and tracks and reports eligible expenses incurred to the federal agency. The Company is required to apply the funds it receives solely toward direct costs for the funded project, other than an approximately 22% indirect cost allowance. An "indirect cost allowance" refers to the portion of the grant funds the Company receives that it may apply toward general overhead and administrative expenses that support the entire operations of the Company and which may be applied as the direct costs for the funded project are incurred. Funds received that have not been spent are recorded both in cash and cash equivalents and in deferred grant funding liability in the Company’s consolidated balance sheets. Funds that have been spent but not yet expensed in accordance with GAAP or not spent on direct costs for the funded project in excess of the indirect cost allowance are also recorded in deferred grant funding liability.
Through December 31, 2025, the Company had received payments totaling $5.5 million under this award. The Company recorded credits to research and development expense of approximately $3.1 million and $0.4 million for costs related to this award for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company recorded approximately $2.0 million and $0.6 million in deferred grant funding liability related to this award in the Company's consolidated balance sheets, respectively.
See Note 17, Subsequent Events, for information regarding a payment received in February 2026 under this award.
NICHD and NIH Non-Dilutive Grant Funding
The Company has received notices of awards and grant funding from NICHD and the National Institutes of Health, or NIH, to support the development of several of its product candidates. NICHD and the NIH issue notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period. The federal agency that administers funding to the NIH is the Small Business Innovation Research (SBIR). In October 2025, legislative authority for the SBIR program expired and, to date, it has not been reauthorized by Congress. In November 2025, NIH announced that it will not issue continuation awards for existing projects until the SBIR program is reauthorized. As a result of this funding freeze, the Company currently does not anticipate receiving additional funding under this award until and unless the SBIR program is reauthorized by Congress.
DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for the subsequent project year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID. The Company recorded $0.7 million and $0 credits to research and development expense for costs related to the NIH award for the years ended December 31, 2025 and 2024, respectively. The Company recorded a receivable of approximately $11,000 at December 31, 2025 for expenses incurred through such date that it believes are eligible for reimbursement under this award.
DARE-PTB1
In December 2023, the Company received a notice of award from NICHD of approximately $2.0 million to support the development of DARE-PTB1. The award is to be used to support what is referred to as the "Phase II" segment of the project outlined in the Company's grant application through November 2026. The Company recorded credits to research and development expense for costs related to this award of approximately $0.7 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. The Company recorded a receivable of $0 and approximately $84,000 at December 31, 2025 and 2024, respectively, for expenses incurred through such date that it believes are eligible for reimbursement under this award.
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

Other Non-Dilutive Grant Funding
As described below, the Company has received substantial funding under grant agreements it entered into with the Gates Foundation, or the Foundation. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. The Company is required to apply the funds it receives solely toward direct costs for the funded projects, other than an approximately 5%-15% indirect cost allowance (see "October 2024 Grant Awards" for more information regarding the indirect cost allowance). Funds received that have not been spent are recorded both in cash and cash equivalents and in deferred grant funding liability in the Company’s consolidated balance sheets. Funds spent but not yet expensed in accordance with GAAP or not spent on direct costs for the funded project in excess of the indirect cost allowance are also recorded in deferred grant funding liability.
The grant agreements include the Foundation's standard discretionary termination provisions. Any grant funds received that have not been committed to the funded project or spent in compliance with the applicable grant agreement must be returned promptly to the Foundation upon expiration or termination of the agreement.
2024 Contraceptive Product Candidate Grant Agreement
In November 2024, the Company entered into a grant agreement with the Foundation under which the Company was awarded a grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. The term of the agreement, as amended, extends through March 2027. An initial payment of approximately $5.4 million was made to the Company in November 2024 and a second payment of approximately $3.6 million was made to the Company in November 2025. Additional payments are contingent upon the Company's achievement of specified development and reporting milestones during the term of the grant agreement. The Company will track and report eligible expenses incurred to the Foundation.
The Company recorded credits to research and development expense of approximately $3.7 million and $0.2 million for costs related to this award for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company recorded approximately $5.1 million and $5.2 million of deferred grant funding liability related to this award in the Company's consolidated balance sheets, respectively.
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
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to approximately $49.0 million to support the development of DARE-LARC1. The term of the agreement, as amended, extends through December 2027. The agreement supports technology development and preclinical activities to advance DARE-LARC1 through nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an IND application with the FDA, approval of which will be required to commence testing in humans.
As of December 31, 2025, the Company had received a cumulative total of approximately $41.8 million in funding under the agreement. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $8.2 million and $6.2 million for costs related to this award for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company recorded approximately $12.6 million and $10.8 million of deferred grant funding liability related to this award in the Company's consolidated balance sheets, respectively.
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

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Year Ended December 31,
	2025	2024
Revenue:
License fee and other revenues	$1,030,193	$9,784
Total revenue	1,030,193	9,784
Cost of revenues	295,799	—
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene (1)	5,016,187	8,518,495
Sildenafil Cream, 3.6% (2)	1,143,221	2,361,052
Other advanced clinical stage programs	2,805,127	1,421,888
Phase 1 and Phase 1-ready clinical stage programs (1)	1,548,800	761,721
Preclinical stage programs (1)	6,365,438	4,233,762
Other development programs	—	27,542
Contra-R&D expenses (3)	(13,919,881)	(7,685,533)
Total research and development direct program costs	2,958,892	9,638,927
Indirect costs:
Personnel-related (including stock compensation)	4,691,957	5,611,057
Other indirect costs	281,787	254,772
Contra R&D expenses	(2,409,284)	(1,199,548)
Total research and development indirect costs	2,564,460	4,666,281
Selling, general and administrative	8,763,376	9,156,061
Total segment operating expenses	14,286,728	23,461,269
Loss from operations	(13,552,334)	(23,451,485)
Sale of royalty and milestone rights, net	—	20,379,376
Interest expense	822,709	857,364
Interest income	(679,740)	(539,743)
Other income (expense), net	(296,029)	663,869
Net loss	$(13,399,274)	$(4,053,599)
(1)The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
(2)For 2025, the dollar amount also includes expenses for DARE to PLAY.
(3)These contra R&D expenses were recognized as follows for the years ended December 31, 2025 and 2024: (a) Ovaprene, $2.5 million, and $0.2 million, respectively; (b) Other advanced clinical stage programs, $2.9 million and $0, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0.4 million and $1.3 million, respectively; and (d) Preclinical stage programs, $8.1 million and $6.2 million, respectively.

17.    SUBSEQUENT EVENTS
Receipt of Payment Under October 2024 Grant Award
On February 19, 2026, the Company received a $2.0 million payment from CMF under the agreement the Company entered into with CMF in October 2024 to support the development of DARE-HPV. For a discussion of this agreement, see Note 15, Grant Awards. Taking into account this payment, the Company has received a cumulative total of approximately $7.5 million of the up to $10.0 million in potential funding under this award.
Designation of Series A Preferred Stock
On January 23, 2026, in anticipation of the initial closing of its Regulation A offering (see “—Regulation A Offering,” below), the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon filing.

The Certificate of Designation designates 4,999,620 shares of the Company’s authorized preferred stock, $0.01 par value per share, as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and establishes the following powers, preferences and rights, and qualifications, limitations and restrictions of such series of preferred stock:
Voting Rights. Except as required by law, the Series A Preferred Stock has no voting rights.
Ranking. The Series A Preferred Stock ranks, as to rights upon liquidation, dissolution, or winding up, senior to the Company’s common stock. The terms of the Series A Preferred Stock do not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are senior in rank to the Series A Preferred Stock as to dividend or distribution rights and rights upon liquidation, dissolution or winding up.
Stated Value. Each share of the Series A Preferred Stock has an initial stated value of $5.00, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events affecting the Series A Preferred Stock.
Dividend Rights. Holders of the Series A Preferred Stock are not entitled to receive any dividends.
Liquidation Preference. The liquidation preference for each share of the Series A Preferred Stock is $5.00 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events affecting the Series A Preferred Stock. Upon the Company’s liquidation, dissolution or winding up, to the extent the Company has the cash available, holders of shares of the Series A Preferred Stock will be entitled to receive the liquidation preference with respect to their shares of Series A Preferred Stock.
Company Call Option. Commencing on the third anniversary of the initial closing of the Regulation A offering and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of the Series A Preferred Stock at a per share call price equal to the lesser of (i) the stated value per share plus a non-compounded rate of return calculated at 8% per annum, and (ii) 200% of the stated value per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events affecting the Series A Preferred Stock.
Conversion at Option of Holder. At any time after issuance, each share of the Series A Preferred Stock is convertible at the option of the holder thereof into shares of the Company’s common stock at a conversion price of $2.50 per share (the “Initial Conversion Price”), subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. Accordingly, each share of the Series A Preferred Stock is initially convertible into two shares of the Company’s common stock.
Forced Conversion. If at any time after issuance, any of the following events occurs, the Company will have the right to require the holders of shares of Series A Preferred Stock to convert all, or any portion of, their shares of Series A Preferred Stock into shares of the Company’s common stock: (a) a change in control, (b) if the closing price of the Company’s common stock is at or above $4.50 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events, for any 10 trading days out of any 30 consecutive trading day period, or (c) if the Company consummates a firm commitment public offering of shares of the Company’s common stock resulting in gross proceeds of at least $15.0 million at an offering price per share equal to or greater than $4.50, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events.
Limitations on Conversion. Notwithstanding the conversion rights described above, to the extent prohibited by applicable rules of The Nasdaq Stock Market LLC or any other national securities exchange or trading market on which the Company’s capital stock is listed, the Company will not issue shares of Common Stock upon conversion of shares of Series A Preferred Stock if such issuance will result in a change of control of the Company under Nasdaq Listing Rule 5635(b) or would violate Nasdaq Listing Rule 5635(d), in each case, unless the Company obtains stockholder approval of such issuance in accordance with such applicable rules. As it applies to the Regulation A offering, Nasdaq Listing Rule 5635(d) generally provides that if the initial conversion price of the Series A Preferred Stock is less than the “Minimum Price” (as such term is defined in Nasdaq Listing Rule 5635(d)) plus $0.125 (with such amount added to account for the valuation, under the Nasdaq Listing Rules, of the warrants issued as part of the units in the Offering), stockholder approval is required prior to the issuance of shares of the Company’s common stock in the offering that equals or exceeds 20% or more of the total number of shares of the Company’s common stock outstanding as of immediately prior the initial closing the offering. For additional information regarding the applicability of Nasdaq Listing Rule 5635(d), see “Regulation A Offering—Initial Closing,” below.
No Redemption Right. The Series A Preferred Stock has no maturity date, and the Company is not required to redeem any of the Series A Preferred Stock at any time.

Regulation A Offering
On January 27, 2026, the Company completed the initial closing of its Regulation A offering of up to 4,854,000 units (each, an “Investor Unit” and collectively the “Investor Units”), each consisting of one share of Series A Preferred Stock and two warrants, each to purchase one share of the Company’s common stock (“Investor Warrants”), with each Investor Unit being offered at an offering price of $5.00 (the “Regulation A offering”). The closing price of the Company’s common stock on January 26, 2026, was $1.90, and because the Initial Conversion Price exceeded the sum of that closing price plus $0.125, the limitations under Nasdaq Listing Rule 5635(d) that could have applied to the conversion of the Series A Preferred Stock and to the exercise of the Investor Warrants issued in the Regulation A offering will not apply to any of the shares of Series A Preferred Stock or the Investor Warrants that are part of the up to 4,854,000 Investors Units that may be issued in the Regulation A offering.
The Regulation A offering is being conducted pursuant to the Company’s offering statement on Form 1-A (File No. 024-12688), as amended (the “Offering Statement”), which was qualified by the SEC on January 5, 2026, and the offering circular, dated January 6, 2026, which forms a part thereof (the “Offering Circular”). The Regulation A offering is being conducted on a “best efforts” basis pursuant to a selling agency agreement, dated January 5, 2026 (the “Selling Agency Agreement”), between the Company and Digital Offering, LLC (“Digital Offering”), acting as the lead selling agent for the Regulation A offering. Digital Offering is not required to sell any specific number or dollar amount of Investor Units. The Company will pay to Digital Offering a placement fee equal to 7.25% of the offering price per Investor Unit sold in the Regulation A offering. The Company will also issue Agent Unit Warrants (as defined below) to purchase that number of Agent Units (as defined below) equal to 3% of the total number of Investor Units sold in the Regulation A offering. In addition, the Company paid Digital Offering a $25,000 consulting fee and reimbursed or will reimburse Digital Offering for up to $85,000 of its reasonable, out-of-pocket, and documented fees and expenses incurred in connection with the Regulation A offering.
The Investor Warrants are exercisable at any time after issuance through the 36-month anniversary of their date of issuance at an exercise price of $4.00 per share of the Company’s common stock, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. Notwithstanding the foregoing, there are certain limitations on the exercise of the Investor Warrants to the extent a holder (together with its affiliates) would own more than 4.99% (or 9.99%) of the outstanding the Company’s common stock immediately after exercise.
The Regulation A offering will terminate at the earliest of (i) the date on which the maximum offering amount of Investor Units has been sold, (ii) January 5, 2027 (one year after the date on which the Offering Statement was qualified by the SEC) and (iii) the date on which the Company determines to terminate the Regulation A offering, which the Company may do in its sole discretion at any time and for any reason or no reason.
The Offering Circular also relates to (i) 145,620 warrants (the “Agent Unit Warrants”) to purchase up to 145,620 units (the “Agent Units”) issuable to the selling agent(s) for the Regulation A offering, each Agent Unit consisting of one share of Series A Preferred Stock and two warrants, each to purchase one share of the Company’s common stock, (ii) up to 145,620 shares of Series A Preferred Stock issuable upon exercise of the Agent Unit Warrants and up to 291,240 shares of the Company’s common stock issuable upon conversion of such shares of Series A Preferred Stock, and (iii) up to 291,240 warrants (the “Agent Common Warrants”) issuable upon exercise of the Agent Unit Warrants and up to 291,240 shares of the Company’s common stock issuable upon exercise of the Agent Common Warrants. The Company will issue Agent Unit Warrants to purchase that number of Agent Units equal to 3% of the total number of Investor Units sold in the Regulation A offering.
The exercise price per Agent Unit Warrant is $6.25, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. The Agent Unit Warrants will expire on January 7, 2031, which is the five-year anniversary of the date of commencement of sales in the Regulation A offering.
The exercise price per Agent Common Warrant is $4.00 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. The terms of the Agent Common Warrant are substantially similar to the terms of the Investor Warrant, except that they expire on January 7, 2031.
As of the filing date of this report, the Company has issued an aggregate of 65,640 Investor Units consisting of 65,640 shares of Series A Preferred Stock and Investor Warrants to purchase up to 131,280 shares of the Company’s common stock, for gross proceeds of approximately $328,200, and 1,968 Agent Units.