Form 10-Q
period 2026-03-31
Dare Bioscience, Inc.
filed 2026-05-14
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 13, 2026, 14,979,502 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, in particular “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. Financial Information, and the information incorporated by reference herein contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, projected revenue, funding and expenses, prospects, plans and objectives of management, are forward-looking statements. Forward-looking statements, in some cases, can be identified by terms such as "aim," "goal," "prepare," “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” "can," “plan,” “potential,” “predict,” “seek,” "pursue," “should,” “would,” "contemplate," “accelerate,” "project,” “target,” “tend to,” or the negative version of these words and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,519,784	$24,711,356
Prepaid expenses	1,770,844	1,392,371
Other receivables	687,756	573,062
Other current assets	680,753	387,090
Total current assets	21,659,137	27,063,879
Property and equipment, net	1,448,990	1,558,890
Operating lease right-of-use assets	969,256	1,097,580
Finance lease right-of-use asset	1,308,581	1,744,775
Other non-current assets	2,442,450	1,009,439
Total assets	$27,828,414	$32,474,563
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,231,086	$1,200,686
Accrued expenses	529,325	725,184
Deferred grant funding	18,150,459	19,651,452
Current portion of liability related to the sale of future royalties	12,035	11,711
Current portion of lease liabilities, operating	598,556	602,552
Current portion of lease liability, finance	597,552	1,494,102
Total current liabilities	21,119,013	23,685,687
Liability related to the sale of future royalties, net	5,556,697	5,386,877
Lease liabilities long-term, operating	418,253	559,365
Total liabilities	27,093,963	29,631,929
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,999,620 and 0 designated Series A Convertible Preferred Stock at March 31, 2026 and December 31, 2025, respectively; 65,640 and 0 issued and outstanding at March 31, 2026 and December 31, 2025, respectively. Liquidation preference of $328,200 and $0 at March 31, 2026 and December 31, 2025, respectively	656	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 14,559,502 and 14,499,502 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,456	1,450
Additional paid-in capital	192,798,213	191,951,711
Accumulated other comprehensive loss	(377,081)	(421,623)
Accumulated deficit	(191,688,793)	(188,688,904)
Total stockholders' equity	734,451	2,842,634
Total liabilities and stockholders' equity	$27,828,414	$32,474,563

See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue
Research and development services and royalty revenue	$152,455	$25,427
Total revenue	152,455	25,427
Cost of revenues	242,325	—
Operating expenses
Selling, general and administrative	2,248,566	2,309,164
Research and development	660,462	2,297,381
Total operating expenses	2,909,028	4,606,545
Loss from operations	(2,998,898)	(4,581,118)
Other (expense) income	(991)	202,811
Net loss	$(2,999,889)	$(4,378,307)
Foreign currency translation adjustments	44,542	13,090
Comprehensive loss	$(2,955,347)	$(4,365,217)
Loss per common share - basic and diluted	$(0.21)	$(0.50)
Weighted average number of shares outstanding:
Basic and diluted	14,522,835	8,759,053

See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Three Months Ended March 31, 2026
	Series A				Additional	Accumulated other		Total
	Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2025	—	$—	14,499,502	$1,450	$191,951,711	$(421,623)	$(188,688,904)	$2,842,634
Stock-based compensation	—	—	—	—	455,064	—	—	455,064
Issuance of Series A Convertible Preferred Stock and warrants in connection with Regulation A financing, net of issuance costs	65,640	656	—	—	296,557	—	—	297,213
Issuance of common stock, net of issuance costs	—	—	60,000	6	94,881	—	—	94,887
Net loss	—	—	—	—	—	—	(2,999,889)	(2,999,889)
Foreign currency translation adjustments	—	—	—	—	—	44,542	—	44,542
Balance at March 31, 2026	65,640	$656	14,559,502	$1,456	$192,798,213	$(377,081)	$(191,688,793)	$734,451

Three Months Ended March 31, 2025
	Series A				Additional	Accumulated other		Total
	Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	deficit
Balance at December 31, 2024	—	$—	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)
Stock-based compensation	—	—	—	—	377,357	—	—	377,357
Issuance of common stock, net of issuance costs	—	—	150,000	15	436,233	—	—	436,248
Net loss	—	—	—	—	—	—	(4,378,307)	(4,378,307)
Foreign currency translation adjustments	—	—	—	—	—	13,090	—	13,090
Balance at March 31, 2025	—	$—	8,850,386	$885	$170,519,070	$(415,719)	$(179,667,937)	$(9,563,701)
See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,999,889)	$(4,378,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,643	175,642
Right-of-use assets - operating lease	128,324	123,905
Stock-based compensation expense	455,064	377,357
Non-cash royalty revenue related to sale of future royalties	(2,708)	(23,180)
Non-cash interest expense	14,809	10,044
Changes in operating assets and liabilities:
Accounts receivable	(120,633)	—
Other receivables	5,938	124,748
Prepaid expenses	(378,471)	673,510
Deposits	—	—
Other current assets	(194,717)	—
Other non-current assets	(1,436,824)	14,535
Operating lease liabilities	(145,108)	(131,429)
Accounts payable	(44,782)	(31,539)
Accrued expenses	(13,338)	(1,084,031)
Interest payable	158,042	117,865
Deferred grant funding	(1,500,994)	(1,439,663)
Net cash used in operating activities	(5,520,644)	(5,470,543)
Cash flows from investing activities
Purchases of property and equipment	—	(157,331)
Net cash used in investing activities	—	(157,331)
Cash flows from financing activities
Net proceeds from issuance of common stock	94,887	436,248
Net proceeds from issuance of Series A Convertible Preferred Stock and warrants in connection with Regulation A financing	297,213	—
Payments of deferred offering costs	(28,500)	—
Repayment of liability on sale of future royalties	—	(2,450)
Payments on note payable	(182,521)	(187,221)
Principal payments on financing lease	(896,549)	—
Net cash (used in) provided by financing activities	(715,470)	246,577
Effect of exchange rate changes on cash and cash equivalents and restricted cash	44,542	13,090
Net change in cash, cash equivalents and restricted cash	(6,191,572)	(5,368,207)
Cash, cash equivalents and restricted cash, beginning of period	25,011,356	15,998,174
Cash, cash equivalents and restricted cash, end of period	$18,819,784	$10,629,967
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$18,519,784	$10,329,967
Restricted cash included in other non-current assets	300,000	300,000
Total cash, cash equivalents and restricted cash	$18,819,784	$10,629,967
Supplemental disclosure of non-cash investing and financing activities:
Current asset payment included in accounts payable	$(75,181)	$—
Financing right-of-use assets obtained in exchange for new financing lease liabilities	$—	$2,841,027
Prepaid rent reclassified to finance lease right-of-use asset	$—	$458,850
Finance lease payment due included in accounts payable	$—	$458,850
See accompanying notes to the condensed consolidated financial statements.

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
The Company’s operations have historically focused on research and development activities to advance its product candidates through clinical development and regulatory approval. While research and development remain an important part of the Company's strategy, the Company announced in March 2025 an expansion of its business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, the Company is pursuing both traditional FDA approval and earlier market access via outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act (FDCA), which may compound and distribute certain drugs without patient-specific prescriptions. This dual-path approach reflects a shift in the Company’s operational priorities and resource allocation toward commercial execution, including partnerships and product distribution via Section 503B-registered outsourcing facilities and select consumer health channels. The Company uses the term "Section 503B compounding" to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the FDCA without patient-specific prescriptions in accordance with Section 503B of the FDCA. In addition to prescription-based offerings — both products approved by the U.S. Food and Drug Administration (FDA) and compounded drugs— the Company intends to bring to market select consumer health products that do not require a physician’s prescription.
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
Interim financial results are not necessarily indicative of results anticipated for any other interim period or for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 10-K.

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, management's judgments with respect to its revenue arrangements, liability related to the sale of future royalties, valuation of stock-based awards and the accrual of research and development expenses, and the recoverability of advances to suppliers. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates and could materially affect the reported amounts of assets, liabilities and future operating results.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Going Concern
At March 31, 2026, the Company had cash and cash equivalents of approximately $18.5 million and working capital of approximately $0.5 million. A substantial portion of the Company's cash and cash equivalents at March 31, 2026 represented funds received under grant agreements that may be applied solely toward direct costs for the projects funded under those grant agreements, or grant-funded projects, subject to an indirect cost allowance of approximately 5% to 22%. In accordance with GAAP, grant funds received but not yet expended on direct costs for grant-funded projects and the associated indirect cost allowance are recorded both in cash and cash equivalents and in the deferred grant funding liability in the Company's condensed consolidated balance sheets. As of March 31, 2026, the Company's deferred grant funding liability was approximately $18.2 million. As the Company incurs and expenses direct costs for grant-funded projects, the deferred grant funding liability is reduced accordingly. However, the deferred grant funding liability may not always correspond directly to the amount of grant funds and the associated indirect cost allowance remaining in cash and cash equivalents. This can occur when the Company incurs direct costs for grant-funded projects in a particular period, thereby reducing its cash, but the related expense is not recognized in the same period due to timing differences under GAAP, resulting in no corresponding reduction of the deferred grant funding liability. As a result of these timing differences, when this occurs, a portion of the Company's cash and cash equivalents that has already been disbursed for grant-funded project costs continues to be reflected in the deferred grant funding liability until the related expense is recognized under GAAP. See Note 10, Grant Awards for additional information.
The Company will require additional capital to advance the development programs in its pipeline that are not currently being supported by non-dilutive grant or other funding, to enable further investment across its entire portfolio of product candidates, and to support its operating plan. The Company is currently seeking to raise capital under its Regulation A offering (see Note 4 Stockholders' Equity) and will continue to evaluate and may pursue various other capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. The Company’s ability to obtain additional capital, including through its ongoing Regulation A offering, and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within its control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to the Company and its stockholders. Raising additional capital may cause substantial dilution to the Company’s stockholders, restrict its operations or require it to relinquish rights in its technologies or product candidates and their future revenue streams. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its product candidate programs and/or reduce expenses.
The Company has a history of losses from operations, net losses and negative cash flows from operations. At March 31, 2026, the Company had an accumulated deficit of approximately $191.7 million and the Company incurred a net loss of approximately $3.0 million and had negative cash flow from operations of approximately $5.5 million for the three months ended March 31, 2026. Because the Company is in the early stages of executing against its Section 503B compounding and consumer health products business strategies and, as an organization, the Company has no experience in and limited infrastructure for commercializing products, both the timing and amount of potential revenue the Company may generate remain uncertain. As a result, the Company may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance its operations or achieve profitability. Based on the Company’s current analysis of the conditions described above, there is substantial doubt about the Company's ability to continue as a going concern within the 12 month period from the issuance date of the accompanying condensed consolidated financial statements given that the timing and amount of potential revenue the Company may generate remain uncertain. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the 2025 10-K. Since the date on which the 2025 10-K was filed with the U.S. Securities and Exchange Commission, or the SEC, there have been no material changes to the Company’s significant accounting policies except as described below.
Revenue Recognition
Research and Development Services Revenue. In September and October 2025, the Company entered into two separate services agreements with the Gates Foundation (the "Foundation") (collectively, "Foundation Services Agreements"): (i) a Preeclampsia Project Support and Mentorship Agreement (the "Preeclampsia Agreement"), under which the Company may receive up to approximately $499,000, and (ii) a Contraceptive Landscape Review Agreement (the "Contraceptive Landscape Review Agreement"), under which the Company may receive up to approximately $300,000. The Foundation Services Agreements are accounted for as contracts with a customer under FASB Accounting Standards Codification ("ASC") 606, as each represents an exchange transaction in which the Foundation obtains services that directly benefit the Foundation, and for which the Foundation is the sole owner of all deliverables produced in exchange for consideration. The work under both agreements commenced in November 2025.
The Company recognizes revenue from the Foundation Services Agreements when, or as, the related performance obligations are satisfied. Under the Preeclampsia Agreement, the Company provides ongoing project management, technical guidance, and mentorship services, and under the Contraceptive Landscape Review Agreement, the Company is engaged to perform an assessment of certain organizations with capabilities in contraceptives. In both cases, the transaction price is variable, based on actual hours incurred by designated personnel multiplied by agreed upon billing rates, and is recognized over time in the period in which the services are performed. Both contracts are rolling 30-day contracts and the Company invoices the Foundation in arrears on a monthly basis. To date, the Company has recognized approximately $0.2 million in research and development services revenue related to the Foundation Services Agreements.
Advances to Suppliers
From time to time, the Company makes unsecured advances to certain suppliers, specifically, the Section 503B-registered outsourcing facilities engaged to manufacture and distribute the Company's Section 503B products. These advances are generally non-interest bearing and are expected to be repaid to the Company through discounts applied to future manufacturing costs or through direct cash payments. Such advances are classified in the condensed consolidated balance sheets based on the estimated repayment period. Amounts expected to be recovered within one year are classified as other receivables, while amounts expected to be recovered beyond one year are classified within other non-current assets. Repayment periods for outstanding advances currently range from two to four years. As of March 31, 2026, total outstanding advances were approximately $1.8 million, consisting of $0.4 million classified as other receivables and $1.4 million classified within other non-current assets. As of December 31, 2025, total outstanding advances were approximately $0.4 million, all of which were classified as other receivables. The Company evaluates advances for impairment each reporting period. An advance is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the amounts due. As of March 31, 2026, the Company determined that all outstanding advances are probable of full recovery and, accordingly, no impairment has been recognized.
Selected Significant Accounting Policies
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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of March 31, 2026 and December 31, 2025. There were no financial assets or liabilities that were remeasured using other observable inputs (Level 2) or using unobservable inputs (Level 3) as of March 31, 2026 or December 31, 2025.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at March 31, 2026
Current assets:
Cash equivalents (1)	$18,158,053	$—	$—	$18,158,053
Balance at December 31, 2025
Current assets:
Cash equivalents (1)	$24,356,333	$—	$—	$24,356,333
(1) Represents cash held in money market funds.
The carrying amounts of all prepaid expenses and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. In addition, the carrying value of the liability related to the sale of future royalties approximates its fair value as of March 31, 2026, and is based on the Company’s current estimate of future royalties expected to be earned over the estimated life of the royalty interest financing arrangement. See Note 7 for the description of the Level 3 inputs used to estimate the carrying value of the liability.
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of March 31, 2026, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's condensed consolidated balance sheet.

Recently Issued Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal Use Software, which modernizes the accounting guidance for costs associated with developing or obtaining internal-use software. The ASU eliminates the previous stage-based model (preliminary project stage, application development stage, and post-implementation-stage) and replaces it with a principles-based approach that better aligns with modern software development practices, including agile and iterative methodologies. Under the new guidance, companies may begin to capitalize internal-use software development costs when (1) management has authorized and committed to funding the project, and (2) it is probable that the project will be completed and the software will be used as intended. The ASU also supersedes the separate guidance on website development costs and incorporates it into the internal-use software framework. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.
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
3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In 2022, the Company entered into an exclusive license agreement with Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. As of March 31, 2026, the Company has received a total of $12.8 million in non-refundable payments, all of which have been recorded as license fee revenue in historical periods.

Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of a $1.0 million payment in connection with the license agreement amendment and a $1.8 million milestone payment, both of which occurred in 2023, the transaction price was $12.8 million as of March 31, 2026.
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
In connection with entering into the license agreement, the Company received a $1.0 million upfront non-refundable license fee payment from Bayer, which was recorded as license revenue when the agreement terminated. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Revenue Recognition—Bayer License, to our consolidated financial statements contained in the 2025 10-K.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2026, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of March 31, 2026, no payments have been made under this agreement.
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
In 2021, a total of $1.25 million of the contingent consideration became payable, $75,000 of which was paid in cash and the balance of which was paid in shares of the Company's common stock, as permitted by the terms of the merger agreement. As of March 31, 2026, no additional payments have been made under this agreement.

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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of March 31, 2026.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of March 31, 2026, no payments have been made under this agreement.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of March 31, 2026; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party. As of March 31, 2026, no such payments have been made under this agreement.
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
SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of March 31, 2026, $1.0 million has been paid under this agreement, which was paid in February 2025.
ADVA-Tec License Agreement
In March 2017, the Company entered into a license agreement with ADVA-Tec, Inc., or ADVA-Tec, under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide.
Under the terms of the license agreement, the Company will pay ADVA-Tec (a) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones, and (b) up to $20.0 million in the aggregate based on the achievement of certain worldwide net sales milestones. As of March 31, 2026, $1.2 million in milestone payments have been paid, all of which were made prior to the periods presented in these condensed consolidated financial statements.
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
In addition, under applicable Nasdaq rules, the Company may not issue or sell to Lincoln Park under the purchase agreement more than 1,711,172 shares of the Company’s common stock, which is referred to as the Exchange Cap, unless (i) the Company obtains stockholder approval to issue shares in excess of the Exchange Cap or (ii) the average price of all applicable sales of the Company’s common stock to Lincoln Park under the purchase agreement equals or exceeds $3.59 per share (which represents the lower of (A) the official closing price per share of the Company’s common stock on Nasdaq immediately preceding the signing of the purchase agreement and (B) the average official closing price of the Company’s common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the purchase agreement). At its 2026 annual meeting of stockholders, the Company will be seeking stockholder approval to issue shares in excess of the Exchange Cap. The Company may also not sell shares to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 4.99% of the Company’s then outstanding shares of common stock, which limitation is referred to as the beneficial ownership cap. Lincoln Park, upon written notice to the Company, may increase the beneficial ownership cap to up to 9.99%. Any increase in the beneficial ownership cap will not be effective until the 61st day after such written notice is delivered to the Company.
In connection with entering into the purchase agreement, the Company issued 137,614 shares of its common stock to Lincoln Park in consideration for its commitment to purchase shares thereunder.
During the three months ended March 31, 2026 and 2025, the Company sold 60,000 and 150,000 shares of common stock, respectively, under this agreement for net proceeds of approximately $0.1 million and $0.4 million, respectively.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate the sales agreement with respect to Cantor. The Company sold no shares of common stock under this agreement during either of the three months ended March 31, 2026 or 2025.
Common Stock Warrants
The warrants outstanding as of March 31, 2026, are exercisable into 1,399,851 shares of common stock which shares had a fair value of $1.82 per share, based on the closing market price of the Company's common stock on March 31, 2026. The aggregate intrinsic value of warrants outstanding as of March 31, 2026, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company's common stock on that date. The intrinsic value of warrants outstanding as of March 31, 2026, was zero. The Company has performed an assessment of all warrants issued and determined that the Company's warrants are equity-classified.
A summary of common stock warrants outstanding as of March 31, 2026 and December 31, 2025 is presented below:

	Quantity of Warrants Outstanding as of
Description	March 31, 2026	December 31, 2025	Exercise Price	Expiration Date
Initial Royalty Warrant (1)*	422,804	422,804	$4.10	12/22/2028
September 2023 Warrants (2)*	845,225	845,225	$9.11	3/1/2029
October 2016 Warrants (3)	542	542	$120.00	10/4/2026
Regulation A Offering Investor Warrants (4)	131,280	—	$4.00	(4)
Total Warrants Outstanding	1,399,851	1,268,571

1) Refers to a warrant issued in connection with entering into the royalty interest financing agreement with UiE.

2) Refers to the warrants issued in connection with a registered direct offering the Company completed in September 2023.

3) Refers to a warrant issued in October 2016 to a former financial advisor.

4) Refers to warrants issued to investors in the Regulation A Offering. Such warrants have expiration dates ranging from 1/27/29 to 3/16/29.

* The warrant includes certain rights in favor of the holder upon a "fundamental transaction" as described in the warrant, including the right of the holder to receive from the Company or the successor entity an amount of cash equal to the Black-Scholes value (as described in the warrants) of the unexercised portion of the warrant on the date of the consummation of such fundamental transaction.

Series A Convertible Preferred Stock
On January 23, 2026, the Company filed a certificate of designation with the Delaware Secretary of State pursuant to which 4,999,620 shares of the Company’s preferred stock, $0.01 par value per share, was designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).
The Series A Preferred Stock ranks, as to rights upon liquidation, dissolution, or winding up, senior to the Company’s common stock. Each share of the Series A Preferred Stock has a stated value and liquidation preference of $5.00, in each case, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events affecting the Series A Preferred Stock. Except as required by law, the Series A Preferred Stock has no voting rights. The Series A Preferred Stock is convertible at the holder's option into shares of the Company’s common stock at a conversion price of $2.50 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events affecting the Series A Preferred Stock. The Company has the right to require all or any portion of the Series A Preferred Stock to convert into shares of the Company’s common stock: (a) in the event of a change in control, (b) if the closing price of the Company’s common stock is at or above $4.50 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events, for any 10 trading days out of any 30 consecutive trading day period, or (c) if the Company consummates a firm commitment public offering of shares of the Company’s common stock resulting in gross proceeds of at least $15.0 million at an offering price per share equal to or greater than $4.50, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. Commencing on January 27, 2029, the Company may redeem the outstanding shares of Series A Preferred Stock at the lesser of (i) the stated value per share plus a non-compounded rate of return calculated at 8% per annum, and (ii) 200% of the stated value per share. Notwithstanding the conversion rights described above, to the extent prohibited by Nasdaq listing rules, the Company will not issue shares of its common stock upon conversion of shares of Series A Preferred Stock if such issuance will result in a change of control of the Company, unless the Company obtains stockholder approval of such issuance.
The Company evaluated the terms of the Series A Preferred Stock, and in accordance with the guidance of ASC 480, Distinguishing Liabilities from Equity, the Series A Preferred Stock is classified as permanent equity in the accompanying condensed consolidated balance sheets.
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
The Regulation A Offering is being conducted pursuant to the Company’s offering statement on Form 1-A (File No. 024-12688), as amended (the “Offering Statement”), which was most recently qualified by the SEC on April 1, 2026, and the offering circular, dated January 6, 2026, and the offering circular supplement dated March 26, 2026, which form a part thereof (the “Offering Circular”). The Regulation A Offering is being conducted on a “best efforts” basis pursuant to a selling agency agreement, dated January 5, 2026 (the “Selling Agency Agreement”), between the Company and Digital Offering, LLC (“Digital Offering”), acting as the lead selling agent for the Regulation A Offering. Digital Offering is not required to sell any specific number or dollar amount of Investor Units. The Company will pay to Digital Offering a placement fee equal to 7.25% of the offering price per Investor Unit sold in the Regulation A Offering. The Company will also issue Agent Unit Warrants (as defined below) to purchase that number of Agent Units (as defined below) equal to 3% of the total number of Investor Units sold in the Regulation A Offering. In addition, the Company paid Digital Offering a $25,000 consulting fee and reimbursed or will reimburse Digital Offering for up to $85,000 of its reasonable, out-of-pocket, and documented fees and expenses incurred in connection with the Regulation A Offering.
The Investor Warrants are exercisable at any time after issuance through the 36-month anniversary of their date of issuance at an exercise price of $4.00 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. Notwithstanding the foregoing, there are certain limitations on the exercise of the Investor Warrants to the extent a holder (together with its affiliates) would own more than 4.99% (or 9.99% if elected by the warrant holder) of the Company’s common stock outstanding immediately after exercise.

The Regulation A Offering will terminate at the earliest of (i) the date on which the maximum offering amount of Investor Units has been sold, (ii) January 5, 2027 (one year after the date on which the Offering Statement was initially qualified by the SEC) and (iii) the date on which the Company determines to terminate the Regulation A Offering, which the Company may do in its sole discretion at any time and for any reason or no reason.
The Offering Circular also relates to 145,620 warrants (the “Agent Unit Warrants”) to purchase up to 145,620 units (the “Agent Units”) issuable to the selling agent(s) for the Regulation A offering, each Agent Unit consisting of one share of Series A Preferred Stock and two warrants, each to purchase one share of the Company’s common stock (the "Agent Common Warrants").
The exercise price per Agent Unit Warrant is $6.25, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. The Agent Unit Warrants will expire on January 7, 2031, which is the five-year anniversary of the date of commencement of sales in the Regulation A Offering.
The exercise price per Agent Common Warrant is $4.00 per share, subject to customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events. The terms of the Agent Common Warrant are substantially similar to the terms of the Investor Warrants, except that they expire on January 7, 2031.
During the three months ended March 31, 2026, the Company issued an aggregate of 65,640 Investor Units consisting of 65,640 shares of Series A Preferred Stock and Investor Warrants to purchase up to 131,280 shares of the Company’s common stock, for gross proceeds of approximately $0.3 million, and Agent Unit Warrants to purchase up to 1,968 Agent Units. The Company incurred total issuance costs of approximately $31,000 including legal fees and placement fees directly related to the issuance that are recognized as a reduction in equity, resulting in net proceeds of approximately $0.3 million. The Investor Warrants were recognized in additional paid-in-capital as they met the criteria for equity classification.
Summary of Agent Unit Warrant Activity
A summary of Agent Unit Warrants outstanding during the three months ended March 31, 2026 is presented below:

	Agent Unit Warrants
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2025,	—	$—		$—
Agent Unit Warrants Issued in connection with Regulation A Offering	1,968	6.25	4.77
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable March 31, 2026	1,968	$6.25	4.77	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, was suspended in June 2024. There was no stock-based compensation related to the ESPP for the three months ended March 31, 2026 or 2025.
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

2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders in June 2022, and became effective as of such approval. In April 2025, the Company's board of directors approved an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance thereunder by 600,000, which was subsequently approved by the Company's stockholders in July 2025.
The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
As of March 31, 2026, the number of shares of common stock authorized for issuance under the 2022 Plan was 1,949,085, which is the sum of:
(a)128,343 shares available for awards that may be granted under the 2022 Plan, plus
(b)1,427,483 shares underlying awards granted under the 2022 Plan, plus
(c)393,259 shares underlying awards granted under the Amended 2014 Plan, which if they expire, terminate or are otherwise forfeited will become available for issuance under the 2022 Plan.
Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.
Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the three months ended March 31, 2026. The exercise price of all options granted during the three months ended March 31, 2026 was equal to the market value of the Company’s common stock on the date of grant. As of March 31, 2026, unamortized stock-based compensation expense of approximately $1.9 million will be amortized over a weighted average period of 1.29 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of March 31, 2026 was 128,343.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	1,409,042	$9.41
Granted	411,700	1.81
Exercised	—
Cancelled/forfeited	—
Expired	—
Outstanding at March 31, 2026	1,820,742	$7.69
Exercisable at March 31, 2026	929,342	$12.14

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $1.26 and $2.51, respectively. The total fair value of stock options vested during the three months ended March 31, 2026 and 2025, was approximately $0.5 million and $0.4 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and directors recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$221,813	$167,058
Selling, general and administrative	$233,251	$210,299
Total	$455,064	$377,357
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
The Company determined that the Clean Room Agreement is a finance lease. On the commencement date, the Company recorded an initial finance lease right-of-use, or ROU, asset and related lease liability of approximately $3.3 million and $2.8 million, respectively. Included in the $3.3 million finance ROU asset is the $459,000 prepayment which was reclassified to the finance lease ROU asset on the commencement date. The lease does not provide an implicit rate and therefore the Company used its incremental borrowing rate as the discount rate when measuring the finance lease liability. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease within a particular currency environment. The Company used an incremental borrowing rate consisting of the current prime rate plus 200 basis points for its finance lease. During 2025, the parties executed two change orders primarily to amend the total contract consideration under the lease arrangement. The Company evaluated these amendments and concluded they represented a lease modification. As such, the finance lease ROU asset and finance lease liability were remeasured using an incremental borrowing rate at the date of the modification resulting in a decrease of approximately $83,000 to both the ROU asset and corresponding finance lease liability.
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
Aggregate Lease Information
The components of lease cost recorded in the Company's condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$196,308	$196,918
Finance lease cost
Amortization of finance lease	436,194	149,994
Interest on finance lease liability	21,150	18,859
Variable lease cost	34,314	36,116
Total lease cost	$687,966	$401,887
Maturities of the Company's finance and operating lease liabilities as of March 31, 2026 were as follows:

Year	Operating Leases	Finance Lease	Total
2026 (remaining)	$510,505	$611,800	$1,122,305
2027	583,046	—	583,046
Total lease payments	1,093,551	611,800	1,705,351
Less: amount representing interest	(76,742)	(14,248)	(90,990)
Present value of lease liabilities	$1,016,809	$597,552	$1,614,361
The weighted-average remaining lease terms and discount rates related to the Company's leases were as follows:

	As of March 31,
	2026	2025
Weighted-average remaining lease term (in years)
Operating leases	1.67	2.25
Finance lease	0.75	1.75
Weighted-average discount rate
Operating leases	9.1%	10.5%
Finance lease	9.5%	9.5%

Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$896,549	$—
Operating cash flows from finance lease	$21,150	$18,859
Operating cash flows from operating leases	$169,576	$164,490
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
As of March 31, 2026, based on Net Royalty Payments to date and other factors, the Financing Term is estimated to extend through 2037, and the effective interest rate on the liability related to the sale of future royalties is 12.8%. Under the current estimated Financing Term, the estimated total amount potentially owed to UiE would be approximately $22.0 million, substantially all of which would be paid as Catch-up Payments. However, as discussed above, the Company has the right to make voluntary prepayments to UiE that would be credited against the IRR, as well as the right to make the Call Payment, either of which actions could reduce the total amount owed to UiE, potentially materially.
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,804 shares of the Company’s common stock (see Note 4, Stockholders' Equity). In addition, for every $1.0 million of Supplemental Investment, the Company will issue to UiE a warrant to purchase 84,561 shares of common stock. If the Company elects to receive the maximum amount of Supplemental Investments, the Company would issue to UiE warrants to purchase an aggregate of up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”). As of March 31, 2026, the Company has only issued the Initial Royalty Warrant.
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
The following table shows the activity of the liability related to the sale of future royalties since the date of the Initial Investment through the period indicated:

March 31, 2026
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(10,964)
Non-cash interest expense and interest payable associated with the sale of future royalties	1,690,309
Liability related to the sale of future royalties	$5,568,732
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
The $22.0 million the Company received from XOMA, less transaction costs of approximately $1.6 million, was allocated to the XACIATO RPA and recorded as other income on the Company's consolidated statement of operations and comprehensive loss in the second quarter of 2024. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies – Sale of Future Payments, to our consolidated financial statements in the 2025 10-K.
9.    COMMITMENTS AND CONTINGENCIES
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

Through March 31, 2026, the Company had received payments totaling $7.5 million under this award. The Company recorded credits to research and development expense of approximately $0.6 million and $0.6 million for costs related to this award for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company recorded approximately $3.4 million and $2.0 million in deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
NICHD and NIH Non-Dilutive Grant Funding

The Company has received notices of awards and grant funding from NICHD and the National Institutes of Health, or NIH, to support the development of several of its product candidates. NICHD and the NIH issue notices of awards to the Company for a specified amount, and the Company must incur and track expenses eligible for reimbursement under the award and submit a detailed accounting of such expenses to receive payment. If the Company receives payments under the award, the amounts of such payments are recognized in the statements of operations as a reduction to research and development activities as the related costs are incurred to meet those obligations over the period. The federal agency that administers funding to the NIH is the Small Business Innovation Research (SBIR). In October 2025, legislative authority for the SBIR program expired, halting new solicitations and continuation awards across federal agencies, including NIH. On April 13, 2026, the Small Business Innovation and Economic Security Act (S. 3971) was signed into law, reauthorizing the SBIR and STTR programs through September 30, 2031. While the legal barrier to funding has been lifted, NIH is working through administrative backlogs resulting from the lapse, and the Company has been informed that drawdowns on its existing awards are not yet available pending NIH's resumption of normal operations.
DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded a $1.0 million grant in support of non-clinical activities for the development of DARE-HPV for an initial project year of December 2024 through November 2025, and that an additional $1.0 million was recommended for the subsequent project year, subject to the availability of funds and satisfactory progress of the project, as determined by NIAID. The Company recorded credits to research and development expense of $0 and approximately $31,000 for costs related to this award during the three months ended March 31, 2026 and March 31, 2025, respectively. The Company recorded a receivable of $0 and $11,000 at March 31, 2026 and December 31, 2025, respectively.
DARE-PTB1
In December 2023, the Company received a notice of award from NICHD of approximately $2.0 million to support the development of DARE-PTB1. The award is to be used to support what is referred to as the "Phase II" segment of the project outlined in the Company's grant application through November 2026. The Company recorded credits to research and development expense for costs related to this award of $0 and approximately $0.2 million during the three months ended March 31, 2026 and March 31, 2025 respectively. At March 31, 2026 and December 31, 2025, the Company had no outstanding receivable under this award.
Other Non-Dilutive Grant Funding
As described below, the Company has received substantial funding under grant agreements it entered into with the Foundation. The Company receives funding in advance and tracks and reports eligible expenses incurred to the Foundation. The Company is required to apply the funds it receives solely toward direct costs for the funded projects, other than an approximately 5% to 15% indirect cost allowance (see “—October 2024 Grant Awards" for more information regarding the indirect cost allowance). Funds received that have not been spent are recorded both in cash and cash equivalents and in deferred grant funding liability in the Company’s consolidated balance sheets.

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
2024 Contraceptive Product Candidate Grant Agreement
In November 2024, the Company entered into a grant agreement with the Foundation under which the Company was awarded a grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. The term of the agreement, as amended, extends through January 2027. An initial payment of approximately $5.4 million was made to the Company in November 2024 and a second payment of approximately $3.6 million was made to the Company in November 2025. Additional payments are contingent upon the Company's achievement of specified development and reporting milestones during the term of the grant agreement. The Company will track and report eligible expenses incurred to the Foundation.
The Company recorded credits to research and development expense of approximately $1.2 million and $0.8 million for costs related to this award for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had recorded approximately $3.9 million and $5.1 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
2021 DARE-LARC1 Grant Agreement
In June 2021, the Company entered into an agreement with the Foundation under which the Company was awarded up to approximately $49.0 million to support the development of DARE-LARC1. The term of the agreement, as amended, extends through December 2027. The agreement supports technology development and preclinical activities to advance DARE-LARC1 through nonclinical proof-of-principle studies and other IND-enabling work to allow for the submission of an investigational new drug, or IND, application with the FDA, approval of which will be required to commence testing in humans.
As of March 31, 2026, the Company had received a cumulative total of approximately $41.8 million under the agreement. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $1.7 million and $1.5 million for costs related to this award for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had recorded approximately $10.9 million and $12.6 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
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

The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended March 31,
	2026	2025
Stock options	1,820,742	1,119,010
Common stock warrants	1,399,851	1,268,571
Common stock issuable upon conversion of Series A Preferred Stock	131,280	—
Common stock issuable upon exercise or conversion of the securities underlying the Agent Units	7,872	—
Total	3,359,745	2,387,582
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

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenue:
Research and development services and royalty revenue	$152,455	$25,427
Total revenue	152,455	25,427
Cost of revenues	242,325	—
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene (1)	1,231,760	1,495,727
Sildenafil Cream (2)	67,791	211,389
Other advanced clinical stage programs	375,763	490,562
Phase 1 and Phase 1-ready clinical stage programs (1)	96,055	496,747
Preclinical stage programs	1,168,379	1,098,738
Contra-R&D expenses (3)	(3,069,146)	(2,618,373)
Total research and development direct program costs	(129,398)	1,174,790
Indirect costs:
Personnel-related (including stock-based compensation)	1,192,862	1,492,248
Other indirect costs	28,846	78,735
Contra R&D expenses	(431,848)	(448,392)
Total research and development indirect costs	789,860	1,122,591
Total research and development	660,462	2,297,381
Selling, general and administrative	2,248,566	2,309,164
Total segment operating expenses	2,909,028	4,606,545
Loss from operations	(2,998,898)	(4,581,118)
Interest expense	199,394	134,050
Interest income	(191,688)	(156,621)
Other income, net	6,715	180,240
Net loss	$(2,999,889)	$(4,378,307)
(1)The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
(2)The amount of expenses includes expenses for Sildenafil Cream, 3.6% and DARE to PLAY Sildenafil Cream.
(3)These contra R&D expenses were recognized as follows for the three months ended March 31, 2026 and 2025: (a) Ovaprene, $1.0 million, and $0.5 million, respectively; (b) Other advanced clinical stage programs, $0.4 million and $0.5 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0 and $0.1 million, respectively; and (d) Preclinical stage programs, $1.7 million and $1.6 million, respectively.

13.    SUBSEQUENT EVENTS
Regulation A Offering
In April and May 2026, the Company issued an aggregate of 219,680 Investor Units consisting of 219,680 shares of Series A Preferred Stock and Investor Warrants to purchase up to 439,360 shares of the Company’s common stock, for gross proceeds of approximately $1.1 million. The Company issued Agent Unit Warrants to purchase up to 6,590 Agent Units in connection with the foregoing.
Subsequent to March 31, 2026, 210,000 shares of Series A Preferred Stock were converted in accordance with the certificate of designation of the Series A Preferred Stock into 420,000 shares of the Company's common stock. Taking into account these conversions, as of May 13, 2026, the Company had a total of 14,979,502 shares of common stock and 75,320 shares of Series A Preferred Stock outstanding.

Receipt of Payment Under October 2024 Grant Award
On May 8, 2026, the Company received a $1.5 million payment from CMF under the agreement the Company entered into with CMF in October 2024 to support the development of DARE-HPV. For a discussion of this agreement, see Note 10, Grant Awards. Taking into account this payment, the Company has received a cumulative total of approximately $9.0 million of the up to $10.0 million in potential funding under this award.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 10-K, filed with the Securities and Exchange Commission, or SEC, on March 26, 2026. Past operating results are not necessarily indicative of results that may occur in future periods.
The following discussion includes forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2025 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference.
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
Section 503B Compounding
Our proprietary topical cream formulation of sildenafil is our first product to market under Section 503B. The compounded drug is branded as DARE to PLAY Sildenafil Cream and became available for pre-order fulfillment by prescription in the U.S. in December 2025. We expect to begin shipping product and recording revenue from sales thereof in the third quarter of 2026, however, we do not expect the amount of such revenue, if any, to be material during 2026. Because we are in the early stages of executing against our Section 503B compounding strategy and, as an organization, we have no experience in and limited infrastructure for commercializing products, the amount of potential revenue we may generate during 2026 remains uncertain.
We are also taking action to bring our proprietary estradiol progesterone intravaginal ring (DARE-HRT1) to market under Section 503B. The compounded product will be branded as DARE to RECLAIM. We are targeting to have DARE to RECLAIM available in 2027. There are no FDA-approved products that provide estradiol and progesterone together in a non-oral monthly form.

Consumer Health Products - DARE to RESTORE
The first product in our DARE to RESTORE vaginal probiotic suppositories product line, Flora Sync LF5, is expected to become commercially available in the U.S. in June 2026.
Our Pipeline: Clinical Stage and Pre-Clinical Stage Programs
Our product candidates are in various stages of development, from pre-clinical through a pivotal Phase 3 clinical study, and will require review and approval from the FDA, or a comparable foreign regulatory authority, prior to being marketed and sold. The most clinically advanced product candidates we are developing are: Ovaprene®, an investigational, hormone-free, monthly intravaginal contraceptive currently being evaluated in a pivotal Phase 3 clinical study; Sildenafil Cream, 3.6%, or Sildenafil Cream, an investigational cream formulation of sildenafil, the active ingredient in Viagra®, for topical administration for the treatment of female sexual arousal disorder, or FSAD; DARE-HRT1, an intravaginal ring designed to deliver combination menopausal hormone therapy, bio-identical 17β-estradiol and progesterone together, continuously over a 28-day period for the treatment of moderate to severe vasomotor symptoms, also known as hot flashes; DARE-VVA1, an investigational formulation of tamoxifen in a soft gelatin capsule for intravaginal administration as a hormone-free alternative to estrogen-based therapies for the treatment of moderate-to-severe dyspareunia, or pain during sexual intercourse; and DARE-HPV, an investigational, proprietary fixed-dose formulation of lopinavir and ritonavir in a soft gel vaginal insert for the treatment of genital human papillomavirus (HPV) infection in women as well as treatment of cervical intraepithelial neoplasia (also known as cervical dysplasia), and other HPV-related pathologies. See ITEM 1. "BUSINESS," in Part I of our 2025 10-K and “—Recent Events—Product Candidate Updates,” below, for additional information regarding our product candidates.
XACIATO®
The first FDA-approved product to emerge from our portfolio is XACIATO® (clindamycin phosphate) vaginal gel 2%, or XACIATO, was approved by the FDA in December 2021, as a single-dose prescription medication for the treatment of bacterial vaginosis in females 12 years of age and older. In 2022, we licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO to Organon and in April 2024, we sold our rights to all royalty and potential milestone payments based on net sales of XACIATO under our agreement with Organon to XOMA. See Note 3 “Strategic Agreements” and Note 8 “Royalty Purchase Agreements” to the condensed consolidated financial statements included in this report for additional information.
Operations
Our primary operations consist of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval, and commercialization activities for the 503B and consumer health products we seek to bring to market. Until we secure additional capital to fund our operating needs, we will focus our research and development resources primarily on advancement of Ovaprene. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 and DARE-HPV programs, but we also expect such expenses will be supported by non-dilutive funding, with respect to DARE-LARC1, through December 2027, and with respect to DARE-HPV, through October 2026. See Note 10, "Grant Awards" to the accompanying condensed consolidated financial statements for additional information.
We have limited sales, marketing and distribution infrastructure, and currently, we do not intend to build our own sales force or marketing and distribution infrastructure. However, reflecting the shift in our business model, we have been and will be allocating resources to support commercial execution activities, including entering into and maintaining relationships with 503B-registered outsourcing facilities, dispensing pharmacies, telehealth providers and other third parties to help bring our proprietary formulations to market.
As discussed below, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy. Our business is subject to a number of risks common to biopharmaceutical companies (see Item 1A. Risk Factors in Part II of this report) and the process of developing and obtaining regulatory approvals for prescription drug and drug/device products in the United States and in foreign jurisdictions is inherently uncertain and requires the expenditure of substantial financial resources without any guarantee of success. The commercialization of a product and compliance with applicable laws and regulations requires the expenditure of further substantial financial resources without any guarantee of commercial success. The amount of post-approval financial resources required for commercialization and the potential revenue we may receive from sales of any product will vary significantly depending on many factors, including whether, and the extent to which, we establish our own sales and marketing capabilities and/or enter into and maintain commercial collaborations with third parties with established commercialization infrastructure.
Recent Events
Product Candidate Updates
Ovaprene®
Enrollment is ongoing in our pivotal Phase 3 multicenter, single-arm, non-comparative clinical study of Ovaprene to evaluate its effectiveness as a contraceptive along with its safety and acceptability (ClinicalTrials.gov ID: NCT06127199). We intend to maintain active recruitment at five study sites, supported by funding received under a grant agreement we entered into in November 2024.
In May 2026, the study's data safety monitoring board (DSMB), an independent group of experts which evaluates the safety and integrity of the study, conducted a second planned interim analysis and recommended the study continue without modification. As was the case with the data presented to the DSMB in July 2025, these interim data showed that approximately 9% of the women treated in the study had experienced a pregnancy. No new types of adverse events or tolerability concerns were identified. Neither an increase in the frequency of adverse events nor the emergence of new types of adverse events was observed with prolonged Ovaprene use. Approximately 12% of participants discontinued the study due to vaginal odor, the most commonly reported product-related adverse event, which is a 5% decrease compared to data reviewed by the DSMB in July 2025. No serious adverse events related to the study device were identified. A majority of participants who had completed the study reported they would be very likely or likely to use Ovaprene if it became available.
For the interim analysis, the DSMB reviewed data from 339 study subjects, contributing 1,789 menstrual cycles of safety data. The study protocol calls for at least 2,500 cycles of exposure and at least 250 subjects completing 13 menstrual cycles of use. Based on current enrollment trends, we expect to achieve 2,500 menstrual cycles of exposure before 250 subjects complete 13 menstrual cycles of use. Interim data reviewed by the DSMB indicate that prolonged product use was not associated with the emergence of new types of adverse events or an increase in the frequency of adverse events, which we believe may support the sufficiency of fewer than 250 subjects completing 13 menstrual cycles of use to evaluate Ovaprene's safety profile. We intend to engage with FDA regarding these findings. We currently expect to complete enrollment sufficient to achieve at least 2,500 menstrual cycles of exposure in 2026.
DARE-HPV
In February 2026, we announced FDA clearance of our investigational new drug, or IND, application for a Phase 2 clinical study of DARE-HPV to evaluate the safety and antiviral activity of DARE-HPV in women with persistent high-risk HPV infection. The planned Phase 2 study is expected to be supported by ARPA-H award funding. We are preparing to advance DARE-HPV into the Phase 2 study in May 2026.
Receipt of Payments Under October 2024 Grant Award
In May and February 2026, we received payments of $1.5 million and $2.0 million, respectively, under the subaward agreement we entered into with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell in October 2024 to support the development of DARE-HPV, which was the result of our selection for an initiative award by the Advanced Research Projects Agency for Health (ARPA-H), part of the U.S. Department of Health and Human Services. For a discussion of this agreement, see Note 10, "Grant Awards" to the accompanying condensed consolidated financial statements. Taking into account these payments, we have received a cumulative total of approximately $9.0 million of the up to $10.0 million in potential funding under the subaward agreement.
Regulation A Offering
In January 2026, we commenced a Regulation A offering of up to 4,854,000 units, each consisting of one share of our Series A convertible preferred stock, which is convertible into two shares of our common stock, and two warrants, each exercisable for one share of our common stock at an exercise price of $4.00 per share, and we completed the initial closing thereunder. The offering price of each unit is $5.00.

The offering is being conducted on a “best efforts” basis pursuant to a selling agency agreement, dated January 5, 2026, between us and Digital Offering, LLC, acting as the lead selling agent for the offering. Digital Offering is not required to sell any specific number or dollar amount of units in the offering. The offering will terminate at the earliest of (i) the date on which the maximum offering amount of units has been sold, (ii) January 5, 2027 (one year after the date on which the offering statement on Form 1-A (File No. 024-12688), as amended, was qualified by the SEC), and (iii) the date on which we determine to terminate the offering, which we may do in our sole discretion at any time and for any reason or no reason. See Note 4, "Stockholders’ Equity—Designation of Series A Preferred Stock” and “--Regulation A Offering" and Note 13, "Subsequent Events--Regulation A Offering" to the accompanying condensed consolidated financial statements and “Liquidity and Capital Resources–Capital Resources” below for additional information about the Regulation A offering.
Nasdaq Listing
On July 24, 2025, we received a letter from the Nasdaq Office of General Counsel confirming that we had demonstrated compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) that our stockholders' equity be at least $2.5 million, or the Stockholders’ Equity Rule, and that we are therefore in compliance with the Nasdaq Capital Market's continued listing requirements. We are subject to a mandatory monitoring period of one-year from July 24, 2025. The July 2025 letter stated that if, within that one-year period, the Nasdaq Listing Qualifications Staff determines that we fall out of compliance with the Stockholders' Equity Rule, the Staff will issue a delist determination letter, and we will have an opportunity to request a new hearing with Nasdaq's Hearing Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the July 2025 letter also stated we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant us additional time to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). We were not in compliance with the Stockholders’ Equity Rule as of March 31, 2026. Under Nasdaq Listing Rule 5550(b), an alternative to satisfying the Stockholders' Equity Rule is that the market value of our common stock be at least $35 million (which is calculated by multiplying the consolidated closing bid price of our common stock by the total number of shares of our common stock outstanding), or the Market Value of Listed Securities Rule. While the market value of our common stock has exceeded $35 million from time to time, including in May 2026, no assurances can be given that we will satisfy the Market Value of Listed Securities Rule at the time the Staff assesses our compliance with Nasdaq Listing Rule 5550(b). Unless the Staff determines that we satisfy the Market Value of Listed Securities Rule, we expect the Staff will issue a delist determination letter. In that event, we intend to request a new hearing with Nasdaq's Hearing Panel, though there can be no assurance that any such hearing would result in a favorable outcome. See the risk factor titled, There is no assurance that we will continue satisfying the listing requirements of the Nasdaq Capital Market, in Item 1A of Part II of our 2025 10-K.

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
There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in material reductions in staffing levels at the FDA and NIH, including through workforce reductions and reorganizations, and have impacted the agencies’ ability to retain remaining key personnel and hire additional personnel, disrupting their ability to perform routine activities or function in the normal course. A prolonged federal government shutdown with additional agency staff furloughed or laid off could exacerbate these risks. With respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff, slow review times for applications we submit to commence clinical studies and obtain requisite regulatory approvals in the future, and consequently, negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, our business strategy has included seeking non-dilutive sources of funding and collaborations to support product development, and we have benefited significantly from federal government funding through grants and other agreements in support of several of our development programs, including Ovaprene and DARE-HPV. Beginning in early 2025, the U.S. presidential administration took actions to freeze or terminate billions of dollars in NIH grants. In addition, although the Small Business Innovation and Economic Security Act (S. 3971), signed into law in April 2026, reauthorized the SBIR and STTR programs through September 30, 2031 following a lapse in legislative authority in October 2025, NIH continues to work through resulting administrative backlogs, and we have been informed that drawdowns on our existing awards are not yet available. See Note 10 “Grant Awards” to the accompanying condensed consolidated financial statements. Our business, financial condition and operating results may be significantly adversely affected if existing grants or other arrangements supporting our development programs are frozen or terminated or we are unable to secure additional grants or other federal government funding in the future. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes and that circumstances are rapidly evolving, including as a result of legal challenges to recent federal government actions, we are not able to reasonably predict the full extent of the potential impact on our business at this time. For additional information, see the risk factors described in Part II, Item 1A, Risk Factors in this report and Part I, Item 1A. Risk Factors in our 2025 10-K.
Financial Overview
Revenue
To date, substantially all of our revenue for 2026 relates to two agreements we entered into with the Gates Foundation, or the Foundation, under which we provide research and development services related to preeclampsia and the contraceptive market. We commenced work under both agreements in November 2025. We may receive up to approximately $499,000 under the agreement related to preeclampsia, and up to approximately $300,000 under the agreement related to the contraceptive market.
All of our revenue for 2025 was royalties from net sales of XACIATO, which have been paid to UiE under our royalty interest financing agreement with UiE, and recognized as non-cash royalty revenue.
In the future, we may generate revenue from license fees, milestone payments, and research and development payments in connection with strategic collaborations, and from product sales, including sales of 503B compounded products, consumer health products, and FDA-approved products, if any. We expect to begin recording revenue from sales of DARE to PLAY in the third quarter of 2026 and of Flora Sync LF5 in June 2026. Our ability to generate such revenue will depend on the extent to which we are successful in executing against our Section 503B and consumer health product business models, the extent to which the clinical development of our product candidates is successful, and whether we or a strategic collaborator receive the regulatory approvals necessary to market such product candidates, as well as the eventual commercial success of any FDA-approved products. If we fail to successfully achieve any of the foregoing, our ability to generate future revenue and our results of operations would be materially adversely affected. For information regarding potential payments to upstream licensors, see Note 3 “Strategic Agreements” to the accompanying condensed consolidated financial statements. For information regarding our contractual obligations to XOMA and UiE, see Note 8 “Royalty Purchase Agreements” and Note 7 “Royalty Interest Financing,” respectively, to the accompanying condensed consolidated financial statements.
Cost of Revenues
Cost of revenues primarily represent expenses associated with medical education and consumer awareness related to the commercialization of DARE to PLAY through our 503B business model and the costs of providing research and development services to the Foundation.
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
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in the statements of operations as a reduction to R&D expenses (contra-R&D expense). For more information, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies–Grant Funding" to our

consolidated financial statements contained in our 2025 10-K and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements. We recognized contra-R&D expense of approximately $3.5 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, that we prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Preparing these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our accompanying condensed consolidated financial statements, refer to Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K. Since December 31, 2025, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for as described below.

Research and Development Services Revenue

We entered into two services agreements with the Foundation (the “Foundation Services Agreements”) pursuant to which we provide research and development support services. Revenue from these arrangements is recognized in accordance with ASC 606. Additional information is included in Note 2 to the accompanying condensed consolidated financial statements.
We consider revenue recognition under the Foundation Services Agreements to be a critical accounting policy due to the judgments required in determining the appropriate pattern of revenue recognition and in measuring variable consideration. We recognize revenue over time under both agreements. This determination requires judgment in evaluating whether the customer simultaneously receives and consumes the benefits of our performance or whether our performance creates an asset with no alternative use and an enforceable right to payment for performance completed to date. These conclusions are based on the specific contractual terms and the nature of the services provided. The transaction price under the Foundation Services Agreements is variable and is based on actual hours incurred by designated personnel at contractually specified billing rates. We recognize revenue in the period in which services are performed and apply judgment in determining the appropriate level of effort incurred and the allocation of personnel time to the contracts. Changes in estimates of hours incurred or services performed could result in variability in the timing and amount of revenue recognized. For arrangements involving delivery of a defined work product, revenue is recognized based on progress toward completion. We apply judgment in measuring progress, including estimating total expected effort. Changes in these estimates could result in adjustments to revenue in future periods.
Because we invoice the Foundation in arrears, revenue recognized may exceed amounts invoiced, resulting in contract assets. We evaluate such balances to ensure revenue recognized appropriately reflects the transfer of services. Changes in our judgments or estimates regarding performance obligations, measure of progress, or variable consideration could materially impact the amount and timing of revenue recognized.

Results of Operations
Comparison of Three Months Ended March 31, 2026 and 2025 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues:
Research and development services and royalty revenue	$152,455	$25,427	$127,028	500%
Total revenue	152,455	25,427	127,028	500%
Cost of revenues	242,325	—	242,325	N/A
Operating expenses:
Selling, general and administrative	2,248,566	2,309,164	(60,598)	(3)%
Research and development	660,462	2,297,381	(1,636,919)	(71)%
Total operating expenses	2,909,028	4,606,545	(1,697,517)	(37)%
Loss from operations	(2,998,898)	(4,581,118)	1,582,220	(35)%
Other (expense) income	(991)	202,811	(203,802)	(100)%
Net loss	$(2,999,889)	$(4,378,307)	$1,378,418	(31)%
Other comprehensive loss
Foreign currency translation adjustments	44,542	13,090	31,452	240%
Comprehensive loss	$(2,955,347)	$(4,365,217)	$1,409,870	(32)%

Revenues
The increase of approximately $0.1 million in revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was attributable to R&D services revenues from the agreements we entered into with the Foundation in September and October 2025, partially offset by a decrease in non-cash royalty revenues related to XACIATO. See "—Financial Overview—Revenue," above for information.
Cost of revenues
Cost of revenues increased by approximately $0.2 million compared to the prior period, which had no comparable activity. Cost of revenues relates primarily to the cost of performing research and development services under our R&D services agreements we entered into with the Foundation in September and October 2025, and to expenses associated with medical education and awareness related to the commercialization of DARE to PLAY.
Selling, general and administrative expenses
The decrease of approximately $0.1 million in SG&A expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to decreases in personnel costs, offset by increases in professional services and commercial-readiness expenses driven by execution against our expanded business strategy and stock-based compensation expense.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Direct program costs:
Ovaprene (1)	$1,231,760	$1,495,727	$(263,967)	(18)%
Sildenafil Cream (2)	67,791	211,389	(143,598)	(68)%
Other advanced clinical stage programs (1)	375,763	490,562	(114,799)	(23)%
Phase 1 and Phase 1-ready clinical stage programs (1)	96,055	496,747	(400,692)	(81)%
Preclinical stage programs (1)	1,168,379	1,098,738	69,641	6%
Contra R&D expenses (3)	(3,069,146)	(2,618,373)	(450,773)	17%
Total direct program costs	(129,398)	1,174,790	(1,304,188)	(111)%
Indirect costs:
Personnel-related (including stock-based compensation)	1,192,862	1,492,248	(299,386)	(20)%
Outside services (including consulting)	124	19,287	(19,163)	(99)%
Facilities-related (including depreciation)	21,092	18,198	2,894	16%
Other indirect R&D costs	7,630	41,250	(33,620)	(82)%
Contra R&D expenses	(431,848)	(448,392)	16,544	(4)%
Total indirect R&D costs	789,860	1,122,591	(332,731)	(30)%
Total R&D expenses	$660,462	$2,297,381	$(1,636,919)	(71)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
2.The amounts include expenses for Sildenafil Cream, 3.6% and DARE to PLAY Sildenafil Cream.
3.These contra R&D expenses were recognized as follows for the three months ended March 31, 2026 and 2025: (a) Ovaprene, $1.0 million, and $0.5 million, respectively; (b) other advanced clinical stage programs, $0.4 million and $0.5 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0 and $0.1 million, respectively; and (d) preclinical stage programs, $1.7 million and $1.6 million, respectively.

The decrease of approximately $1.6 million in R&D expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to an increase in contra R&D expenses in direct program costs, and decreases in expenses related to (i) our Phase 1 and Phase 1-ready clinical stage programs - primarily attributable to our DARE-PTB1 program, (ii) personnel costs, (iii) the ongoing Phase 3 clinical trial of Ovaprene, (iv) Sildenafil Cream and DARE to PLAY Sildenafil Cream, and (v) our other advanced clinical stage programs - primarily attributable to our DARE-HPV program. Contra R&D expenses for the three months ended March 31, 2026 and 2025 primarily offset direct program costs for DARE-LARC1, Ovaprene and DARE-HPV.
Other (expense) income
The decrease of approximately $0.2 million in other (expense) income for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily driven by the absence of employee retention credits recognized in the prior year period. In the first quarter of 2025, we recognized approximately $0.2 million of employee retention credits related to applications filed in 2023 with no comparable benefit in the current period.
Liquidity and Capital Resources
Plan of Operations and Future Funding Requirements
In the near term, we plan to focus primarily on: (a) our ongoing Ovaprene Phase 3 study; (b) executing against our Section 503B compounding and consumer health products business strategies, with a focus on DARE to PLAY, DARE to RECLAIM estradiol progesterone intravaginal ring, and DARE to RESTORE vaginal probiotics; and (c) advancing the development of product candidates for which the costs are being supported by non-dilutive grant or other award funding, in particular DARE-LARC1 and DARE-HPV. We will also continue engagement with the FDA to align on the Phase 3 program for Sildenafil Cream and will continue to work on the development of our other clinical and preclinical-stage programs. For additional information, see “Business Overview" and "Recent Events” above and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements.
At March 31, 2026, our cash and cash equivalents were approximately $18.5 million, and our working capital was approximately $0.5 million. As of March 31, 2026, our deferred grant funding liability was approximately $18.2 million, substantially all of which consisted of funds intended to support the DARE-LARC1 program, the Ovaprene Phase 3 clinical study, and the DARE-HPV program. For more information about our cash and cash equivalents and our deferred grant funding liability, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Going Concern" to the accompanying condensed consolidated financial statements, and Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2025 10-K.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating needs, including planned commercial launch activities for DARE to PLAY, into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. In addition to our ongoing Regulation A offering, we will continue to evaluate and may pursue various other capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. Our ability to obtain additional capital, including through our ongoing Regulation A offering, and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within our control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to us and our stockholders. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our product candidate programs and/or reduce expenses.
At March 31, 2026, our accumulated deficit was approximately $191.7 million, and we had a net loss of approximately $3.0 million and negative cash flows from operations of approximately $5.5 million for the three months ended March 31, 2026. Because we are in the early stages of executing against our Section 503B compounding and consumer health products business strategies and, as an organization, we have no experience in and limited infrastructure for commercializing products, both the timing and amount of potential revenue we may generate remain uncertain. As a result, we may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance our operations or achieve profitability. Based on our current analysis of the conditions described above, there is substantial doubt about our ability to continue as a going concern within the 12-month period from the issuance date of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
We expect our operating expenses will increase substantially in the future as we continue to develop and seek FDA approval for our product candidates and expand our capabilities to support our 503B compounding and consumer health business strategies. Our future capital requirements are difficult to predict because they will depend on many factors that are highly variable and difficult to predict, including, but not limited to, those discussed in the risk factors in Part I, Item 1A of our 2025 10-K under “Risks Related to Our Financial Position and Capital Needs.”
Capital Resources
Historically, the cash used to fund our operations has come from a variety of sources and predominantly from sales of shares of our common stock. We have also received a significant amount of cash through non-dilutive grants, strategic collaborations and royalty monetization transactions.
We have an ongoing Regulation A offering in which we are offering up to 4,854,000 units, each consisting of one share of our Series A convertible preferred stock, which is convertible into two shares of our common stock, and two warrants, each exercisable for one share of our common stock at an exercise price of $4.00 per share. The offering price of each unit is $5.00. As of the date of this report, we have issued an aggregate of 285,320 units to investors in the offering, consisting of 285,320] shares of Series A convertible preferred stock and warrants to purchase up to 570,640 shares of our common stock, for gross proceeds of approximately $1.4 million.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an ATM offering under which Stifel acts as our agent. During 2025, we sold 4,329,116 shares of our common stock under the sales agreement for net proceeds of approximately $17.6 million. Shares of our common stock sold under the sales agreement were offered and sold under our shelf registration statement on Form S-3 (File No. 333-278380) declared effective by the SEC on May 10, 2024. Because the market value of our outstanding shares of common stock held by non-affiliates, or our public float, is less than $75.0 million, our use of a shelf registration statement is currently limited by what is known as the SEC’s “baby shelf rule” to one-third of our public float in any 12-month period. Because of the "baby shelf rule" and based on sales of shares of our common stock under our ATM sales agreement, we do not expect to sell any additional shares under our ATM sales agreement during the approximately 12-month period from July 2025, unless and until our public float exceeds approximately $54.0 million, as determined in accordance with SEC rules.
We have a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion through December 1, 2026. See Note 4 "Stockholders' Equity—Equity Line" to the accompanying condensed consolidated financial statements for additional information. During 2025, we sold 1,470,000 shares of our common stock under this purchase agreement and received net proceeds of approximately $3.1 million. As of the filing date of this report, due to the limitations in the purchase agreement on the number of shares we can sell at an average price of less than $3.59, unless we obtain stockholder approval to do so, we have effectively exhausted our ability to sell shares to Lincoln Park under the purchase agreement. We are seeking stockholder approval at our 2026 annual meeting of stockholders, but there can be no assurance that approval will be obtained.
We expect to begin recording revenue from sales of our 503B products and consumer health products when such products are commercially available for purchase and are shipped. Because we are in the early stages of executing against our Section 503B compounding and consumer health products strategy and, as an organization, we have no experience in and limited infrastructure for commercializing products, the amount of potential revenue we may generate during 2026 remains uncertain.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(5,520,644)	$(5,470,543)
Net cash used in investing activities	—	(157,331)
Net cash (used in) provided by financing activities	(715,470)	246,577
Effect of exchange rate changes on cash and cash equivalents	44,542	13,090
Net decrease in cash and cash equivalents	$(6,191,572)	$(5,368,207)

Net cash used in operating activities
Net cash used in operating activities of $5.5 million for the three months ended March 31, 2026 was primarily due to our net loss of $3.0 million and changes in operating assets and liabilities, offset by non-cash items such as depreciation and amortization expense, stock-based compensation expense, and our operating lease right-of-use asset. Net cash used by changes in operating assets and liabilities resulted primarily from a decrease of $1.5 million in our deferred grant funding liability, an increase of $1.4 million in other non-current assets, an increase of $0.4 million in prepaid expenses, an increase of $0.2 million in other current assets, a decrease of $0.1 million in operating lease liability, an increase of $0.1 million in accounts receivable, and a decrease of $45,000 in accounts payable, partially offset by an increase of $0.2 million in interest payable. The $1.4 million increase in other non-current assets relates to a payment made to the third-party Section 503B-registered outsourcing facility for DARE to RECLAIM during the three months ended March 31, 2026, which will be credited against amounts otherwise owed to such third-party for future purchases of DARE to RECLAIM.
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
Net cash used in investing activities
No cash was used in investing activities for the three months ended March 31, 2026. Net cash used in investing activities for the three months ended March 31, 2025 related to purchases of property and equipment.
Net cash used in or provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2026 resulted primarily from (i) approximately $0.9 million in payments on our facility financing lease and (ii) approximately $0.2 million in payments on a note payable related to an insurance premium financing obtained in July 2025 related to certain director and officer and other insurance premiums, partially offset by (A) approximately $0.3 million of net proceeds from sales of units under our Regulation A offering and (B) approximately $0.1 million of net proceeds from sales of our common stock under our purchase agreement with Lincoln Park.
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

During the remainder of 2026, based on our current expectations regarding the progress of development of our product candidates and sales of XACIATO and DARE to PLAY, we expect such payments to upstream licensors to be immaterial. With respect to our license agreement relating to XACIATO, royalties payable by us to upstream licensors will be funded by royalty payments made by our licensee, Organon. For further discussion of these potential payments, see Note 3 "Strategic Agreements—Strategic Agreements for Pipeline Development" to the accompanying condensed consolidated financial statements. With respect to DARE to PLAY, for at least the first twelve months following its market introduction, we anticipate a mid single-digit royalty payment obligation to our upstream licensor on annual net sales.
Grant Agreements
For information regarding our grant agreements with the Foundation, see Note 10 "—Grant Awards—Other Non-Dilutive Grant Funding" to the accompanying condensed consolidated financial statements, and Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2025 10-K.
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
Leases
We have two operating leases for our laboratory and office spaces that each expire in 2027. As of March 31, 2026, we had future minimum lease payments under these leases of $1.1 million, $0.6 million of which is classified as current and $0.4 million of which is classified as long-term, the remainder of which represents future interest payments. We have one finance lease for our clean room space that expires in 2026. As of March 31, 2026, we had future minimum lease payments under this lease of $0.6 million, all of which is classified as current. For additional information on our lease obligations, See Note 6 "Leases" to the accompanying condensed consolidated financial statements.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2026 at the reasonable assurance level.
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
Item 1A. Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in our 2025 10-K, in addition to other information in this report, before investing in our common stock. The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    On October 21, 2024, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. From January 1, 2026 through May 13, 2026, we sold 60,000 shares of our common stock to Lincoln Park under that purchase agreement for aggregate gross proceeds of approximately $0.1 million. For additional information regarding such sales and our purchase agreement with Lincoln Park, see Note 4 “Stockholders’ Equity—Equity Line” to the accompanying condensed consolidated financial statements. Lincoln Park represented to us, among other things, that it is an “accredited investor” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The shares of common stock issued to Lincoln Park under the purchase agreement were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
From January 1, 2026 through May 13, 2026, we issued 420,000 shares of our common stock upon the conversion of 210,000 shares of our Series A convertible preferred stock. Such shares of Series A convertible preferred stock and common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Regulation A promulgated under the Securities Act. See Note 4 "Stockholders' Equity—Series A Convertible Preferred Stock" and Note 4 "Stockholders' Equity—Regulation A Offering" to the accompanying condensed consolidated financial statements for information regarding the terms of our Series A convertible preferred stock and our Regulation A offering.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the period from January 1, 2026 to March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Certificate of Designation of Series A Convertible Preferred Stock	8-K	0001-36395	1/29/2026	3.1

4.1	Form of Investor Warrant	8-K	0001-36395	1/29/2026	4.1

4.2	Form of Agent Unit Warrant					X

4.3	Form of Agent Common Warrant (included in exhibit 4.2)					X

10.1	Form of Subscription Agreement	8-K	0001-36395	1/29/2026	10.1

10.2	Grant Agreement between Daré Bioscience, Inc. and the Gates Foundation (f/k/a the Bill & Melinda Gates Foundation), effective as of November 11, 2024, as amended to date					X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: May 14, 2026	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 14, 2026	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)