Form 10-Q
period 2026-06-30
Dare Bioscience, Inc.
filed 2026-08-13
CIK 1401914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 12, 2026, 15,289,502 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

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

PART I.    FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,617,594	$24,711,356
Prepaid expenses	2,776,722	1,392,371
Other receivables	456,429	573,062
Other current assets	835,418	387,090
Total current assets	16,686,163	27,063,879
Property and equipment, net	1,419,796	1,558,890
Operating lease right-of-use assets	837,596	1,097,580
Finance lease right-of-use asset	872,388	1,744,775
Other non-current assets	2,554,166	1,009,439
Total assets	$22,370,109	$32,474,563
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$762,914	$1,200,686
Accrued expenses	448,945	725,184
Deferred grant funding	14,954,724	19,651,452
Current portion of liability related to the sale of future royalties	12,170	11,711
Current portion of lease liabilities, operating	594,493	602,552
Current portion of lease liability, finance	149,374	1,494,102
Total current liabilities	16,922,620	23,685,687
Liability related to the sale of future royalties, net	5,733,717	5,386,877
Lease liabilities long-term, operating	273,872	559,365
Total liabilities	22,930,209	29,631,929
Commitments and contingencies (Note 9)
Stockholders' (deficit) equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,999,620 and 0 designated Series A Convertible Preferred Stock at June 30, 2026 and December 31, 2025, respectively; 75,900 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively. Liquidation preference of $0.4 million and $0 at June 30, 2026 and December 31, 2025, respectively	759	—
Common stock, $0.0001 par value; 240,000,000 shares authorized; 15,169,502 and 14,499,502 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,517	1,450
Additional paid-in capital	194,484,046	191,951,711
Accumulated other comprehensive loss	(374,856)	(421,623)
Accumulated deficit	(194,671,566)	(188,688,904)
Total stockholders' (deficit) equity	(560,100)	2,842,634
Total liabilities and stockholders' (deficit) equity	$22,370,109	$32,474,563

See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Research and development services and royalty revenue	$187,546	$(21,172)	$340,001	$4,255
Total revenue	187,546	(21,172)	340,001	4,255
Cost of revenues	319,889	—	562,214	—
Operating expenses
Selling, general and administrative	2,593,671	2,377,866	4,842,237	4,687,030
Research and development	241,966	1,428,762	902,428	3,726,143
Total operating expenses	2,835,637	3,806,628	5,744,665	8,413,173
Loss from operations	(2,967,980)	(3,827,800)	(5,966,878)	(8,408,918)
Other (expense) income	(14,793)	(188,683)	(15,784)	14,128
Net loss	$(2,982,773)	$(4,016,483)	$(5,982,662)	$(8,394,790)
Foreign currency translation adjustments	2,225	12,893	46,768	25,983
Comprehensive loss	$(2,980,548)	$(4,003,590)	$(5,935,894)	$(8,368,807)
Loss per common share - basic and diluted	$(0.20)	$(0.45)	$(0.41)	$(0.95)
Weighted average number of shares outstanding:
Basic and diluted	14,889,832	8,871,155	14,707,347	8,815,414

See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Six Months Ended June 30, 2026
	Series A				Additional	Accumulated other		Total
	Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at December 31, 2025	—	$—	14,499,502	$1,450	$191,951,711	$(421,623)	$(188,688,904)	$2,842,634
Stock-based compensation	—	—	—	—	455,064	—	—	455,064
Issuance of Series A Convertible Preferred Stock and warrants in connection with Regulation A financing, net of issuance costs	65,640	656	—	—	296,557	—	—	297,213
Issuance of common stock, net of issuance costs	—	—	60,000	6	94,881	—	—	94,887
Net loss	—	—	—	—	—	—	(2,999,889)	(2,999,889)
Foreign currency translation adjustments	—	—	—	—	—	44,542	—	44,542
Balance at March 31, 2026	65,640	$656	14,559,502	$1,456	$192,798,213	$(377,081)	$(191,688,793)	$734,451
Stock-based compensation	—	—	—	—	286,602	—	—	286,602
Issuance of Series A Convertible Preferred Stock and warrants in connection with Regulation A financing, net of issuance costs	270,260	2,703	—	—	1,229,992	—	—	1,232,695
Conversion of Series A Preferred Stock into common stock	(260,000)	(2,600)	520,000	52	2,548	—	—	—
Issuance of common stock, net of issuance costs	—	—	90,000	9	166,691	—	—	166,700
Net loss	—	—	—	—	—	—	(2,982,773)	(2,982,773)
Foreign currency translation adjustments	—	—	—	—	—	2,225	—	2,225
Balance at June 30, 2026	75,900	$759	15,169,502	$1,517	$194,484,046	$(374,856)	$(194,671,566)	$(560,100)
See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

Six Months Ended June 30, 2025
	Series A				Additional	Accumulated other		Total
	Convertible Preferred Stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	deficit
Balance at December 31, 2024	—	$—	8,700,386	$870	$169,705,480	$(428,809)	$(175,289,630)	$(6,012,089)
Stock-based compensation	—	—	—	—	377,357	—	—	377,357
Issuance of common stock, net of issuance costs	—	—	150,000	15	436,233	—	—	436,248
Net loss	—	—	—	—	—	—	(4,378,307)	(4,378,307)
Foreign currency translation adjustments	—	—	—	—	—	13,090	—	13,090
Balance at March 31, 2025	—	$—	8,850,386	$885	$170,519,070	$(415,719)	$(179,667,937)	$(9,563,701)
Stock-based compensation	—	—	—	—	359,018	—	—	359,018
Issuance of common stock, net of issuance costs	—	—	180,000	18	474,995	—	—	475,013
Net loss	—	—	—	—	—	—	(4,016,483)	(4,016,483)
Foreign currency translation adjustments	—	—	—	—	—	12,893	—	12,893
Balance at June 30, 2025	—	$—	9,030,386	$903	$171,353,083	$(402,826)	$(183,684,420)	$(12,733,260)
See accompanying notes to the condensed consolidated financial statements.

Daré Bioscience, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,982,662)	$(8,394,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126,786	629,807
Write-off of deferred offering costs	268,826	—
Right-of-use assets - operating lease	259,983	251,291
Stock-based compensation expense	741,666	736,375
Non-cash royalty revenue related to sale of future royalties	(5,846)	(4,255)
Non-cash interest expense	29,617	125,387
Changes in operating assets and liabilities:
Accounts receivable	3,194	—
Other receivables	113,439	41,866
Prepaid expenses	(1,384,351)	469,750
Other current assets	(516,733)	—
Other non-current assets	(1,751,365)	29,070
Operating lease liabilities	(293,552)	(266,338)
Accounts payable	(437,772)	(152,082)
Accrued expenses	(93,718)	(388,070)
Interest payable	323,527	268,738
Deferred grant funding	(4,696,729)	(4,234,748)
Net cash used in operating activities	(12,295,690)	(10,887,999)
Cash flows from investing activities
Purchases of property and equipment	(80,586)	(3,935)
Net cash used in investing activities	(80,586)	(3,935)
Cash flows from financing activities
Net proceeds from issuance of common stock	261,587	911,261
Net proceeds from issuance of Series A Convertible Preferred Stock and warrants in connection with Regulation A financing	1,529,908	—
Payments of deferred offering costs	(28,500)	—
Payments on note payable	(182,521)	(249,628)
Principal payments on financing lease	(1,344,727)	(458,850)
Net cash provided by financing activities	235,747	202,783
Effect of exchange rate changes on cash and cash equivalents and restricted cash	46,767	25,983
Net change in cash, cash equivalents and restricted cash	(12,093,762)	(10,663,168)
Cash, cash equivalents and restricted cash, beginning of period	25,011,356	15,998,174
Cash, cash equivalents and restricted cash, end of period	$12,917,594	$5,335,006
Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the consolidated balance sheets:
Cash and cash equivalents	$12,617,594	$5,035,006
Restricted cash included in other non-current assets	300,000	300,000
Total cash, cash equivalents and restricted cash	$12,917,594	$5,335,006
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A preferred stock into common stock	$2,600	$—
Financing right-of-use assets obtained in exchange for new financing lease liabilities	$—	$2,481,027
Prepaid rent reclassified to finance lease right-of-use asset	$—	$458,850
Finance lease payment due included in accounts payable	$—	$458,850
Additions to property and equipment included in accrued expense	$—	$330,196
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
The Company’s operations have historically focused on research and development activities to advance its product candidates through clinical development and regulatory approval. While research and development remain an important part of the Company's strategy, the Company announced in March 2025 an expansion of its business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, the Company is pursuing both traditional approval from the U.S. Food and Drug Administration (FDA) and earlier market access via outsourcing facilities registered under Section 503B of the Federal Food, Drug, and Cosmetic Act (FDCA), which may compound and distribute certain drugs without patient-specific prescriptions. This dual-path approach reflects a shift in the Company’s operational priorities and resource allocation toward commercial execution, including partnerships and product distribution via Section 503B-registered outsourcing facilities and select consumer health channels. The Company uses the term "Section 503B compounding" to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the FDCA without patient-specific prescriptions in accordance with Section 503B of the FDCA. In addition to prescription-based offerings — both products approved by the FDA and compounded drugs— the Company intends to bring to market select consumer health products that do not require a physician’s prescription.
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
Going Concern
The Company has received grant funds under grant agreements with private foundations. The grant funds received under these agreements may be applied solely toward direct costs for the projects funded under these grant agreements, or grant-funded projects, subject to an indirect cost allowance of approximately 5% to 22%. In accordance with GAAP, grant funds received under these grant agreements but not yet expended on direct costs for grant-funded projects and the associated indirect cost allowance are recorded both in cash and cash equivalents and in the deferred grant funding liability in the Company's condensed consolidated balance sheets. As of June 30, 2026, the Company's deferred grant funding liability, which is classified as a current liability on the Company's condensed consolidated balance sheets, was approximately $15.0 million. As the Company incurs and expenses direct costs for grant-funded projects, the deferred grant funding liability is reduced accordingly. However, the deferred grant funding liability may not always correspond directly to the amount of grant funds and the associated indirect cost allowance remaining in cash and cash equivalents. This can occur when the Company incurs direct costs for grant-funded projects in a particular period, thereby reducing its cash, but the related expense is not recognized in the same period due to timing differences under GAAP, resulting in no corresponding reduction of the deferred grant funding liability. As a result of these timing differences, when this occurs, a portion of the Company's cash and cash equivalents that has already been disbursed for grant-funded project costs continues to be reflected in the deferred grant funding liability until the related expense is recognized under GAAP. See Note 10, Grant Awards for additional information. At June 30, 2026, the Company had cash and cash equivalents of approximately $12.6 million, all of which represented grant funds received under grant agreements with the private foundations. As of June 30, 2026, the Company had a working capital deficit, which is calculated as current assets minus current liabilities, including the deferred grant funding liability, of approximately $0.2 million.
The Company will require additional capital to advance the development programs in its pipeline that are not currently being supported by non-dilutive grant or other funding, to enable further investment across its entire portfolio of product candidates, and to support its operating plan. The Company will continue to evaluate and may pursue various capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. The Company’s ability to obtain additional capital and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within its control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to the Company and its stockholders. Raising additional capital may cause substantial dilution to the Company’s stockholders, restrict its operations or require it to relinquish rights in its technologies or product candidates and their future revenue streams. If the Company cannot raise capital when needed, on favorable terms or at all, the Company will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its product candidate programs and/or reduce expenses.
The Company has a history of losses from operations, net losses and negative cash flows from operations. At June 30, 2026, the Company had an accumulated deficit of approximately $194.7 million and the Company incurred a net loss of approximately $6.0 million and had negative cash flow from operations of approximately $12.3 million for the six months ended June 30, 2026. The Company may continue to incur significant losses from operations and negative cash flows from operations for the next several years, and may never generate sufficient revenues to finance its operations or achieve profitability. Based on the Company’s current analysis of the conditions described above, there is substantial doubt about the Company's ability to continue as a going concern within the 12 month period from the issuance date of the accompanying condensed consolidated financial statements given that the timing and amount of potential revenue the Company may generate remain uncertain. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
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
The Company recognizes revenue from the Foundation Services Agreements when, or as, the related performance obligations are satisfied. Under the Preeclampsia Agreement, the Company provides ongoing project management, technical guidance, and mentorship services, and under the Contraceptive Landscape Review Agreement, the Company is engaged to perform an assessment of certain organizations with capabilities in contraceptives. In both cases, the transaction price is variable, based on actual hours incurred by designated personnel multiplied by agreed upon billing rates, and is recognized over time in the period in which the services are performed. Both contracts are rolling 30-day contracts and the Company invoices the Foundation in arrears on a monthly basis. To date, the Company has recognized approximately $0.4 million in research and development services revenue related to the Foundation Services Agreements.
Advances to Suppliers
From time to time, the Company makes unsecured advances to certain suppliers, specifically, the Section 503B-registered outsourcing facilities engaged to manufacture and distribute the Company's Section 503B products. These advances are generally non-interest bearing and are expected to be repaid to the Company through discounts applied to future manufacturing costs or through direct cash payments. Such advances are classified in the condensed consolidated balance sheets based on the estimated repayment period. Amounts expected to be recovered within one year are classified as other receivables, while amounts expected to be recovered beyond one year are classified within other non-current assets. Repayment periods for outstanding advances currently range from two to four years. As of June 30, 2026, total outstanding advances were approximately $2.1 million, consisting of $0.4 million classified as other receivables and $1.7 million classified within other non-current assets. As of December 31, 2025, total outstanding advances were approximately $0.4 million, all of which were classified as other receivables. The Company evaluates advances for impairment each reporting period. An advance is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the amounts due. As of June 30, 2026, the Company determined that all outstanding advances are probable of full recovery and, accordingly, no impairment has been recognized.
Preferred Stock
The Company applies the guidance enumerated in ASC 480, when determining the classification and measurement of preferred stock. Preferred stock subject to mandatory redemption, if any, is classified as a liability and is measured at fair value. The Company classifies conditionally redeemable preferred stock, which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock in stockholders’ equity.

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
The following tables present the classification within the fair value hierarchy of financial assets and liabilities that are remeasured on a recurring basis as of June 30, 2026 and December 31, 2025. There were no financial assets or liabilities that were remeasured using other observable inputs (Level 2) or using unobservable inputs (Level 3) as of June 30, 2026 or December 31, 2025.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2026
Current assets:
Cash equivalents (1)	$12,319,934	$—	$—	$12,319,934
Balance at December 31, 2025
Current assets:
Cash equivalents (1)	$24,356,333	$—	$—	$24,356,333
(1) Represents cash held in money market funds.
The carrying amounts of all prepaid expenses and other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. In addition, the carrying value of the liability related to the sale of future royalties approximates its fair value as of June 30, 2026, and is based on the Company’s current estimate of future royalties expected to be earned over the estimated life of the royalty interest financing arrangement. See Note 7 for the description of the Level 3 inputs used to estimate the carrying value of the liability.
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has an aggregate of approximately $0.3 million in restricted cash as of June 30, 2026, related to (i) letters of credit established under real property leases for the Company's wholly-owned subsidiary, Dare MB Inc., that serve as security for potential future default of lease payments, and (ii) collateralized cash for the Company's credit cards. The restricted cash is unavailable for withdrawal or for general obligations and is included in other non-current assets on the Company's condensed consolidated balance sheet.
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

3.     STRATEGIC AGREEMENTS
Strategic Agreements for Product Commercialization
Organon Exclusive License Agreement
In 2022, the Company entered into an exclusive license agreement with Organon, whereby Organon licensed exclusive worldwide rights to develop, manufacture and commercialize XACIATO and other future intravaginal or urological products for human use formulated with clindamycin that rely on intellectual property controlled by the Company. As of June 30, 2026, the Company has received a total of $12.8 million in non-refundable payments, all of which have been recorded as license fee revenue in historical periods.
Under the terms of the license agreement, as amended, the Company is entitled to receive tiered double-digit royalties based on net sales and up to $180.0 million in tiered commercial sales milestones and regulatory milestones. Royalty payments will be subject to customary reductions and offsets.
At the inception of the license agreement, the Company concluded that the transaction price was $10.0 million and should not include the variable consideration related to unachieved development, regulatory, commercial milestones and future sales-based royalty payments. This consideration was determined to be constrained as it is probable that the inclusion of such variable consideration could result in a significant reversal in cumulative revenue. The Company re-evaluates the transaction price at each reporting period as uncertain events are resolved and other changes in circumstances occur. As a result of a $1.0 million payment in connection with the license agreement amendment and a $1.8 million milestone payment, both of which occurred in 2023. There have been no subsequent changes to the transaction price since 2023.
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
Under the terms of the Douglas agreement, the Company agreed to make potential future payments of up to $5.25 million in the aggregate upon achievement of certain development and regulatory milestones, and of up to $64.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement. The development and regulatory milestones may be paid in shares of the Company’s common stock, in the Company's sole discretion subject to specified limitations. Additionally, Douglas is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on annual net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2026, no payments had been made under the Douglas agreement.
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
Under the terms of the license agreement, the Company agreed to make potential future payments of up to $6.25 million in the aggregate upon achievement of certain development and regulatory milestones, and up to $45.0 million in the aggregate upon achievement of certain commercial sales milestones for each product covered by the licenses granted under the agreement, which may be paid, in the Company’s sole discretion, in cash or shares of the Company’s common stock. Additionally, Hennepin is eligible to receive tiered royalties in low single-digit to low double-digit percentages based on worldwide net sales of products and processes covered by the licenses granted under the agreement. As of June 30, 2026, no payments have been made under this agreement.
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
In 2021, a total of $1.25 million of the contingent consideration became payable, $75,000 of which was paid in cash and the balance of which was paid in shares of the Company's common stock, as permitted by the terms of the merger agreement. As of June 30, 2026, no additional payments have been made under this agreement.
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
Hammock assigned and transferred to the Company all of its right, title and interest in and to the MilanaPharm license agreement and agreed to cooperate to transfer to the Company all of the data, materials and the licensed technology in its possession pursuant to a technology transfer plan. Hammock is eligible to receive up to $1.1 million in the aggregate upon achievement of certain clinical and regulatory development milestones, $850,000 of which had been paid as of June 30, 2026.
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
The Company agreed to pay licensors of Pear Tree (a) up to approximately $3.2 million in the aggregate upon achievement of certain clinical development, regulatory and commercial milestones by each licensed product, and (b) semi-annual royalties based on a single-digit percentage of net sales of licensed products by the Company or its affiliates, subject to customary reductions and offsets, or a portion of any royalties the Company or its affiliates receives from sublicensees, and a low double-digit percentage of all sublicensing fees or other lump sum payments or compensation the Company receives from sublicensees, subject to customary exclusions. The milestone payments to the licensors of Pear Tree may be made, in the Company's sole discretion, in cash or in shares of its common stock in accordance with the terms of the license agreements. Portions of certain milestone payments made to Pear Tree's licensors may be creditable against royalty payments due to Pear Tree's licensors. As of June 30, 2026, no payments have been made under this agreement.
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
Under the terms of the license agreement, the Company paid a $250,000 non-creditable upfront license fee to Catalent in connection with the execution of the agreement and will pay a $100,000 annual license maintenance fee on each anniversary of the date of the agreement. The annual maintenance fee will be creditable against royalties and other payments due to Catalent in the same calendar year but may not be carried forward to any other year. Catalent is eligible to receive up to (a) $13.5 million in the aggregate in payments based on the achievement of specified development and regulatory milestones, $1.0 million of which had been paid as of June 30, 2026; and (b) up to $30.3 million in the aggregate in payments based on the achievement of specified commercial sales milestones for each product or process covered by the licenses granted under the agreement. Additionally, Catalent is eligible to receive mid single-digit to low double-digit royalties based on worldwide net sales of products and processes covered by the licenses granted under the agreement. In lieu of such royalty payments, the Company will pay Catalent a low double-digit percentage of all sublicense income the Company receives for the sublicense of rights under the agreement to a third party. As of June 30, 2026, no such payments have been made under this agreement.
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
SST will be eligible to receive payments of up to $18.0 million in the aggregate upon achievement of certain clinical and regulatory milestones in the U.S. and worldwide, and up to $100.0 million in the aggregate upon achievement of certain commercial sales milestones. If the Company enters into strategic development or distribution partnerships related to the Licensed Products, additional milestone payments would be due to SST. Additionally, SST is eligible to receive tiered royalties based on percentages of annual net sales of licensed products in the single-digit to mid double-digits subject to customary royalty reductions and offsets, and a percentage of sublicense revenue. As of June 30, 2026, $1.0 million has been paid under this agreement, which was paid in February 2025.
ADVA-Tec License Agreement
In March 2017, the Company entered into a license agreement with ADVA-Tec, Inc., or ADVA-Tec, under which the Company was granted the exclusive right to develop and commercialize Ovaprene for human contraceptive use worldwide.
Under the terms of the license agreement, the Company will pay ADVA-Tec (a) up to $14.6 million in the aggregate based on the achievement of specified development and regulatory milestones, and (b) up to $20.0 million in the aggregate based on the achievement of certain worldwide net sales milestones. As of June 30, 2026, $1.2 million in milestone payments have been paid, all of which were made prior to the periods presented in these condensed consolidated financial statements.
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
4.    STOCKHOLDERS’ EQUITY
Equity Line
On October 21, 2024, the Company entered into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million of shares of the Company’s common stock. Sales of such shares by the Company, if any, are subject to certain limitations, and may occur from time to time, at the Company’s sole discretion through December 1, 2026.
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

The Company may not sell shares to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 4.99% of the Company’s then outstanding shares of common stock, which limitation is referred to as the beneficial ownership cap. Lincoln Park, upon written notice to the Company, may increase the beneficial ownership cap to up to 9.99%. Any increase in the beneficial ownership cap will not be effective until the 61st day after such written notice is delivered to the Company.
At the Company's 2026 annual meeting of stockholders in June 2026, the Company received stockholder approval to issue shares of common stock under the purchase agreement to Lincoln Park in excess of the Exchange Cap (as described below), thereby eliminating the Exchange Cap limitation. The Exchange Cap was a limitation imposed under applicable Nasdaq rules on the number of shares that the Company could issue and sell to Lincoln Park under the purchase agreement, unless the average price of all applicable sales of the Company's common stock to Lincoln Park under the purchase agreement equaled or exceeded $3.59 per share.
During the six months ended June 30, 2026 and 2025, the Company sold 150,000 and 330,000 shares of common stock, respectively, under this agreement for net proceeds of approximately $0.3 million and $0.9 million, respectively.
During the three months ended June 30, 2026, the Company wrote off approximately $0.2 million of previously deferred offering costs related to the Lincoln Park purchase agreement, which is reflected in selling, general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The write-off resulted from a reduction in the Company's estimate of the total proceeds expected to be raised under the Lincoln Park purchase agreement, based on management's assessment of the amount that could reasonably be expected to be sold under the agreement through December 1, 2026.
March 2023 ATM Sales Agreement
In March 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, and Cantor Fitzgerald & Co., or Cantor, to sell shares of its common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel and Cantor act as the Company's agent. The Company agreed to pay a commission equal to 3% of the gross proceeds of any common stock sold under the agreement or such lower amount as the Company and Stifel and Cantor agree, plus certain legal expenses. In April 2024, the Company and Cantor mutually agreed to terminate the sales agreement with respect to Cantor. The Company sold no shares of common stock under this agreement during either of the six months ended June 30, 2026 or 2025.
Common Stock Warrants
The warrants outstanding as of June 30, 2026, are exercisable into 1,940,371 shares of common stock which shares had a fair value of $2.11 per share, based on the closing market price of the Company's common stock on June 30, 2026. The aggregate intrinsic value of warrants outstanding as of June 30, 2026, is calculated as the difference between the exercise price of the warrants and the closing market price of the Company's common stock on that date. The intrinsic value of warrants outstanding as of June 30, 2026, was zero. The Company has performed an assessment of all warrants issued and determined that the Company's warrants are equity-classified.
A summary of common stock warrants outstanding as of June 30, 2026 and December 31, 2025 is presented below:

	Quantity of Warrants Outstanding as of
Description	June 30, 2026	December 31, 2025	Exercise Price	Expiration Date
Initial Royalty Warrant (1)*	422,804	422,804	$4.10	12/22/2028
September 2023 Warrants (2)*	845,225	845,225	$9.11	3/1/2029
October 2016 Warrants (3)	542	542	$120.00	10/4/2026
Regulation A Offering Investor Warrants (4)	671,800	—	$4.00	(4)
Total Warrants Outstanding	1,940,371	1,268,571

1) Refers to a warrant issued in connection with entering into the royalty interest financing agreement with UiE.

2) Refers to the warrants issued in connection with a registered direct offering the Company completed in September 2023.

3) Refers to a warrant issued in October 2016 to a former financial advisor.

4) Refers to warrants issued to investors in the Regulation A Offering. Such warrants have expiration dates ranging from 1/27/29 to 6/12/29.

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
During the six months ended June 30, 2026, the Company issued an aggregate of 335,900 Investor Units consisting of 335,900 shares of Series A Preferred Stock and Investor Warrants to purchase up to 671,800 shares of the Company’s common stock, for gross proceeds of approximately $1.7 million, and Agent Unit Warrants to purchase up to 10,075 Agent Units. The Company incurred total issuance costs of approximately $0.1 million including legal fees and placement fees directly related to the issuance that are recognized as a reduction in equity, resulting in net proceeds of approximately $1.5 million. The Investor Warrants were recognized in additional paid-in-capital as they met the criteria for equity classification.
During the six months ended June 30, 2026, the Company issued 520,000 shares of its common stock upon the conversion of 260,000 shares of Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock. No gain, loss, or deemed dividend was recognized in connection with these conversions. As of June 30, 2026, 75,900 shares of Series A Preferred Stock remain outstanding. During the three months ended June 30, 2026, the Company wrote off approximately $0.1 million of previously deferred offering costs related to the Regulation A Offering, which is reflected in selling, general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The write-off resulted from a reduction in the Company's estimate of the total proceeds expected to be raised under the Regulation A Offering, based on management's assessment of the number of Investor Units that could reasonably be expected to be sold prior to the scheduled termination of the Regulation A Offering on January 5, 2027.

Summary of Agent Unit Warrant Activity
A summary of Agent Unit Warrants outstanding during the six months ended June 30, 2026 is presented below:

	Agent Unit Warrants
	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding December 31, 2025,	—	$—		$—
Agent Unit Warrants Issued in connection with Regulation A Offering	10,075	6.25	4.52
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable June 30, 2026	10,075	$6.25	4.52	$—
5.    STOCK-BASED COMPENSATION
2014 Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or the ESPP, was suspended in June 2024. There was no stock-based compensation related to the ESPP for the six months ended June 30, 2026 or 2025.
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
2022 Stock Incentive Plan
In April 2022, the Company's board of directors approved the Daré Bioscience, Inc. 2022 Stock Incentive Plan, or the 2022 Plan, which was subsequently approved by the Company's stockholders in June 2022, and became effective as of such approval. In April 2025, the Company's board of directors approved an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance thereunder by 600,000, which was subsequently approved by the Company's stockholders in July 2025. In April 2026, the Company's board of directors approved an amendment to the 2022 Plan to increase the number of shares of common stock available for issuance thereunder by 1,500,000, which was subsequently approved by the Company's stockholders in June 2026.
The 2022 Plan provides for the grant of stock-based incentive awards to employees, directors, consultants, and advisors.
As of June 30, 2026, the number of shares of common stock authorized for issuance under the 2022 Plan was 3,449,085, which is the sum of:
(a)1,427,206 shares available for awards that may be granted under the 2022 Plan, plus
(b)1,628,620 shares underlying awards granted under the 2022 Plan, plus
(c)393,259 shares underlying awards granted under the Amended 2014 Plan, which if they expire, terminate or are otherwise forfeited will become available for issuance under the 2022 Plan.
Options granted are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. Stock options generally vest over a four-year term. The exercise price of each option is determined by the Company's board of directors or its compensation committee based on the estimated fair value of the Company's stock on the date of grant.

Summary of Stock Option Activity
The table below summarizes stock option activity under the Company's stock incentive plans and related information for the six months ended June 30, 2026. The exercise price of all options granted during the six months ended June 30, 2026 was equal to the market value of the Company’s common stock on the date of grant. As of June 30, 2026, unamortized stock-based compensation expense of approximately $2.0 million will be amortized over a weighted average period of 1.10 years. The number of shares of common stock available for future awards granted under the 2022 Plan as of June 30, 2026 was 1,427,206.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	1,409,042	$9.41
Granted	471,700	1.84
Exercised	—
Cancelled/forfeited	(4,500)	2.44
Expired	(332)	249.60
Outstanding at June 30, 2026	1,875,910	$7.48
Exercisable at June 30, 2026	999,416	$11.54
The weighted average grant-date fair value of stock options granted was $2.03 and $1.28 for the three and six months ended June 30, 2026, respectively, and $2.24 and $2.51, for the three and six months ended June 30, 2025, respectively. The total fair value of stock options vested was approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.7 million during the three and six months ended June 30, 2025, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense related to stock options granted to employees and non-employee directors recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$118,493	$158,154	$340,100	$325,212
Selling, general and administrative	$168,109	$200,864	$401,566	$411,163
Total	$286,602	$359,018	$741,666	$736,375
Restricted Stock Units
The 2022 Plan authorizes the issuance of restricted stock units, or RSUs. On June 30, 2026, the Company granted an aggregate of 145,969 RSUs to its five non-employee directors in lieu of cash payment of board fees for the second half of 2026. In early 2026, the Company's board of directors determined to suspend the payment of board fees to non-employee directors for their service during the first half of 2026. Each RSU represents the right to receive one share of the Company's common stock upon settlement. The RSUs vest in full on January 4, 2027, subject to continued service through the vesting date.
The Company accounts for RSU awards in accordance with ASC Topic 718, Compensation—Stock Compensation. The grant-date fair value of each RSU was $2.11, equal to the closing price of the Company's common stock on June 30, 2026, the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period, which is approximately six months from the grant date through January 4, 2027.
For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of approximately $2,000 related to RSU awards. As of June 30, 2026, total unrecognized compensation cost related to unvested RSUs was approximately $0.3 million, which is expected to be recognized over a remaining weighted-average service period of approximately six months.

RSU Activity
The following table summarizes RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2026	—	—
Granted	145,969	$2.11
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2026	145,969	$2.11
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
Aggregate Lease Information
The components of lease cost recorded in the Company's condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$191,355	$224,849	$387,663	$424,007
Finance lease cost
Amortization of finance lease	436,194	449,983	872,388	599,978
Interest on finance lease liability	10,672	53,845	31,822	72,704
Variable lease cost	29,362	61,807	$63,676	$97,923
Total lease cost	$667,583	$790,484	$1,355,549	$1,194,612
Maturities of the Company's finance and operating lease liabilities as of June 30, 2026 were as follows:

Year	Operating Leases	Finance Lease	Total
2026 (remaining)	$340,928	$152,950	$493,878
2027	583,046	—	583,046
Total lease payments	923,974	152,950	1,076,924
Less: amount representing interest	(55,608)	(3,576)	(59,184)
Present value of lease liabilities	$868,366	$149,374	$1,017,740
The weighted-average remaining lease terms and discount rates related to the Company's leases were as follows:

	As of June 30,
	2026	2025
Weighted-average remaining lease term (in years)
Operating leases	1.42	1.92
Finance lease	0.50	1.5
Weighted-average discount rate
Operating leases	9.1%	10.5%
Finance lease	9.5%	9.5%

Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$448,178	$448,123	$1,344,727	$458,850
Operating cash flows from finance lease	$10,672	$53,845	$31,822	$72,704
Operating cash flows from operating leases	$169,577	$164,490	$339,153	$328,980
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
As of June 30, 2026, based on Net Royalty Payments to date and other factors, the Financing Term is estimated to extend through 2037, and the effective interest rate on the liability related to the sale of future royalties is 12.8%. Under the current estimated Financing Term, the estimated total amount potentially owed to UiE would be approximately $22.0 million, substantially all of which would be paid as Catch-up Payments. However, as discussed above, the Company has the right to make voluntary prepayments to UiE that would be credited against the IRR, as well as the right to make the Call Payment, either of which actions could reduce the total amount owed to UiE, potentially materially.
Warrants
In connection with entering into the Royalty Interest Agreement, the Company issued to UiE a warrant (the “Initial Royalty Warrant”) to purchase up to 422,804 shares of the Company’s common stock (see Note 4, Stockholders' Equity). In addition, for every $1.0 million of Supplemental Investment, the Company will issue to UiE a warrant to purchase 84,561 shares of common stock. If the Company elects to receive the maximum amount of Supplemental Investments, the Company would issue to UiE warrants to purchase an aggregate of up to 591,927 shares of common stock (collectively the “Additional Royalty Warrants,” and together with the Initial Royalty Warrant, the “Royalty Interest Agreement Warrants”). As of June 30, 2026, the Company has only issued the Initial Royalty Warrant.
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
The following table shows the activity of the liability related to the sale of future royalties since the date of the Initial Investment through the period indicated:

June 30, 2026
Upfront payment from the sale of future royalties	$5,000,000
Debt issuance cost	(276,101)
Relative fair value of Initial Royalty Warrant	(834,512)
Royalty payments	(14,102)
Non-cash interest expense and interest payable associated with the sale of future royalties	1,870,602
Liability related to the sale of future royalties	$5,745,887
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
In July 2026, XOMA's parent company was acquired by Ligand Pharmaceuticals Incorporated.
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

Through June 30, 2026, the Company had received payments totaling $9.0 million under this award. The Company recorded credits to research and development expense of approximately $1.7 million and $2.3 million for costs related to this award for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company recorded approximately $3.2 million and $2.0 million in deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
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
DARE-HPV
In December 2024, the Company received a notice of award from the National Institute of Allergy and Infectious Diseases (NIAID), a component of the NIH, that the Company was awarded the initial $1.0 million of a $2.0 million grant in support of non-clinical activities for the development of DARE-HPV. In May 2026, the Company received a notice of award for an additional $1.0 million for a project year of December 1, 2025 through November 30, 2026. The Company recorded credits to research and development expense of approximately $6,000 and $6,000 for costs related to this award during the three and six months ended June 30, 2026, respectively, and $0.6 million and $0.6 million for three and six months ended June 30, 2025, respectively. The Company recorded a receivable of $6,000 and $11,000 at June 30, 2026 and December 31, 2025, respectively.
DARE-PTB1
In December 2023, the Company received a notice of award from NICHD of approximately $2.0 million to support the development of DARE-PTB1. The award is to be used to support what is referred to as the "Phase II" segment of the project outlined in the Company's grant application through November 2026. The Company recorded no credits to research and development expense for costs related to this award during the three and six months ended June 30, 2026, and $0.2 million and $0.3 million during the three and six months ended June 30, 2025, respectively. At June 30, 2026 and December 31, 2025, the Company had no outstanding receivable under this award.
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
2024 Contraceptive Product Candidate Grant Agreement
In November 2024, the Company entered into a grant agreement with the Foundation under which the Company was awarded a grant of up to approximately $10.7 million to support (i) expansion of the number of study sites in the ongoing Phase 3 clinical trial of Ovaprene, and (ii) activities that will aid in the identification and development of a novel non-hormonal intravaginal contraceptive candidate, suitable for and acceptable to women in low- and middle-income country settings who need or would prefer to use such a product to avoid an unplanned pregnancy. The term of the agreement, as amended, extends through June 2027. An initial payment of approximately $5.4 million was made to the Company in November 2024 and a second payment of approximately $3.6 million was made to the Company in November 2025. Additional payments are contingent upon the Company's achievement of specified development and reporting milestones during the term of the grant agreement. The Company will track and report eligible expenses incurred to the Foundation.
The Company recorded credits to research and development expense of approximately $1.1 million and $2.3 million for costs related to this award for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had recorded approximately $2.8 million and $5.1 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
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
As of June 30, 2026, the Company had received a cumulative total of approximately $41.8 million under the agreement. Additional payments are contingent upon the DARE-LARC1 program’s achievement of specified development and reporting milestones. The Company recorded credits to research and development expense of approximately $1.9 million and $3.6 million for costs related to this award for the three and six months ended June 30, 2026, respectively, and $2.3 million and $3.9 million for three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had recorded approximately $9.0 million and $12.6 million of deferred grant funding liability related to this award in the Company's condensed consolidated balance sheets, respectively.
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

The following potentially dilutive outstanding securities were excluded from diluted EPS for the period indicated because of their anti-dilutive effect:

Potentially dilutive securities	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,875,910	1,121,802	1,875,910	1,121,802
Common stock warrants	1,940,371	1,268,572	1,940,371	1,268,572
Common stock issuable upon settlement of restricted stock units	145,969	—	145,969	—
Common stock issuable upon conversion of Series A Preferred Stock	151,800	—	151,800	—
Common stock issuable upon exercise or conversion of the securities underlying the Agent Units	40,300	—	40,300	—
Total	4,154,350	2,390,374	4,154,350	2,390,374
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

The following table summarizes the segment's financial information including the Company’s significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Research and development services and royalty revenue	$187,546	$(21,172)	$340,001	$4,255
Total revenue	187,546	(21,172)	340,001	4,255
Cost of revenues	319,889	—	562,214	—
Segment operating expenses:
Research and development:
Direct program costs:
Ovaprene (1)	843,503	1,316,372	2,075,263	2,812,101
Sildenafil Cream (2)	134,769	49,881	202,560	261,270
Other advanced clinical stage programs	1,244,028	975,489	1,619,791	1,466,051
Phase 1 and Phase 1-ready clinical stage programs (1)	164,068	628,595	260,123	1,125,342
Preclinical stage programs	1,457,723	1,718,320	2,626,102	2,767,058
Personnel-related (including stock-based compensation)	1,084,019	1,209,437	2,276,881	2,701,684
Contra-R&D expenses (3)	(4,017,949)	(3,780,794)	(7,087,095)	(6,399,167)
Total research and development direct program costs	910,161	2,117,300	1,973,625	4,734,339
Indirect costs:
Other indirect costs	30,654	70,462	59,500	199,196
Contra R&D expenses	(698,849)	(759,000)	(1,130,697)	(1,207,392)
Total research and development indirect costs	(668,195)	(688,538)	(1,071,197)	(1,008,196)
Total research and development	241,966	1,428,762	902,428	3,726,143
Selling, general and administrative	2,593,671	2,377,866	4,842,237	4,687,030
Total segment operating expenses	2,835,637	3,806,628	5,744,665	8,413,173
Loss from operations	(2,967,980)	(3,827,800)	(5,966,878)	(8,408,918)
Interest expense	190,965	268,532	390,359	402,583
Interest income	(176,145)	(69,847)	(367,833)	(226,469)
Other income, net	27	10,002	6,742	190,242
Net loss	$(2,982,773)	$(4,016,483)	$(5,982,662)	$(8,394,790)
(1)The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
(2)The amount of expenses includes expenses for Sildenafil Cream, 3.6% and DARE to PLAY Sildenafil Cream.
(3)These contra R&D expenses were recognized as follows for the three months ended June 30, 2026 and 2025: (a) Ovaprene, $0.8 million and $0.4 million, respectively; (b) other advanced clinical stage programs, $1.3 million and $1.0 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0 and $0.1 million, respectively; and (d) preclinical stage programs, $1.9 million and $2.2 million, respectively.
These contra R&D expenses were recognized as follows for the six months ended June 30, 2026 and 2025: (a) Ovaprene, $1.7 million and $0.9 million, respectively; (b) other advanced clinical stage programs, $1.8 million and $1.5 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0 million and $0.2 million, respectively; and (d) preclinical stage programs, $3.6 million and $3.8 million, respectively.

13.    SUBSEQUENT EVENTS
Insurance Financing
In July 2026, the Company obtained financing for certain director and officer and other insurance premiums. The total amount financed was approximately $0.5 million, with an annual interest rate of approximately 7.32%. In consideration of the premium payment by the lender to the insurance companies or the agent or broker, the Company unconditionally promised to pay the lender the amount financed plus interest and other charges and the Company assigned to the lender a first priority lien on and a security interest in the financed insurance policies. Monthly installment payments on the financed amount are due through March 20, 2027. The financed amount will be recognized as an insurance financing cost included in other current assets and accrued expenses in the Company's condensed consolidated balance sheets.
Nasdaq Compliance
On July 13, 2026, the Company was notified by the Nasdaq Listing Qualifications Staff (the “Staff”) that, because the Company’s Form 10-Q for the period ended March 31, 2026 reported stockholders’ equity of less than $2.5 million and, as of July 13, 2026, the Company did not meet the alternative requirements of $35 million in market value of listed securities or $500,000 in net income from continuing operations, the Company no longer complies with Nasdaq Listing Rule 5550(b) (the “Rule”) and, as such, the Company’s common stock is subject to delisting from Nasdaq unless the Company timely requests a hearing to address the deficiency before a Nasdaq Hearing Panel (the “Panel”). The Company requested a hearing before the Panel, which request stayed the suspension and delisting of the Company’s common stock at least pending the issuance of the Panel’s decision following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing is scheduled for late August 2026.
There can be no assurance that the Panel will grant the Company’s request for an extension to evidence compliance with the Rule, or if any such extension period is granted, that the Company will regain compliance with the Rule within such extension period, or that the Company will be successful in otherwise maintaining the listing of its common stock on Nasdaq.
Sales of Common Stock
Subsequent to June 30, 2026, the Company sold 120,000 shares of its common stock under its purchase agreement with Lincoln Park for aggregate gross proceeds of approximately $0.2 million, resulting in aggregate proceeds of approximately $0.2 million net of commissions and other offering expenses of approximately $9,400. For a discussion of the purchase agreement, see Note 4, Stockholders' Equity.

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
We use the term "Section 503B compounding," "503B compounding," or similar terms to refer to the production and supply of compounded drugs by outsourcing facilities registered under Section 503B of the FDCA without patient-specific prescriptions in accordance with Section 503B of the FDCA.
Daré Bioscience® is a registered trademark of Daré Bioscience, Inc. and DARE to PLAY™, DARE to RESTORE™, Flora Sync LF5™, and DARE to RECLAIM™ are trademarks of Daré Bioscience, Inc. with registration pending. Ovaprene® is a registered trademark licensed to Daré Bioscience, Inc. XACIATO® is a registered trademark of N.V. Organon. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.
Business Overview
We are a purpose-driven health biotech company solely focused on closing the gap in women's health between promising science and real-world solutions. Every innovation we advance is based in advanced science and backed by rigorous, peer-reviewed research. From contraception to menopause, sexual health to fertility, vaginal health to infectious disease, we’re working to close critical gaps in care using science that serves her needs. In March 2025, we announced an expansion of our business model to include a dual-path approach to bringing new products to market. For select proprietary formulations, we are pursuing both traditional FDA approval and earlier market access via Section 503B compounding. We believe this strategy allows us to respond to clinician and patient demand for timely access while continuing to generate the data necessary to seek FDA approval and support long-term value creation. In addition to prescription-based offerings — both FDA-approved products and compounded drugs— we intend to bring to market select consumer health products that do not require a physician’s prescription, where appropriate based on product profile and market opportunity.
Section 503B Compounding
Our proprietary topical cream formulation of sildenafil is our first product to market under Section 503B. The compounded drug is branded as DARE to PLAY Sildenafil Cream and became available for pre-order fulfillment by prescription in the U.S. in December 2025. We expect product to begin shipping and to record revenue from sales thereof in the third quarter of 2026, however, we do not expect the amount of such revenue, if any, to be material during 2026. The amount of potential revenue we may generate remains uncertain because we are in the early stages of executing against our Section 503B compounding strategy, we rely on a third-party Section 503B-registered outsourcing facility to manufacture DARE to PLAY and to obtain and maintain all state-level pharmacy and outsourcing facility licenses required to fulfill DARE to PLAY prescriptions, and, as an organization, we have no experience in and limited infrastructure for commercializing products.
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
Consumer Health Products - DARE to RESTORE
We launched our first consumer health product, Flora Sync LF5, in June 2026 under the brand family DARE to RESTORE. Flora Sync LF5 is a vaginal probiotic suppository formulated with Limosilactobacillus fermentum LF5, a clinically studied probiotic strain originally isolated from the vaginal microbiome of women with no reported history of yeast infections, manufactured by Probiotical S.p.A. in Italy. Flora Sync LF5 is available in the United States exclusively through the DARE Health Hub, an online platform operated by Medvantx Pharmacy.
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
Operations
Our primary operations consist of research and development activities to advance our portfolio of product candidates through late-stage clinical development and/or regulatory approval, and commercialization activities for the 503B and consumer health products we seek to bring to market. Until we secure additional capital to fund our operating needs, we will focus our research and development resources primarily on advancement of Ovaprene. In addition, we expect to incur significant research and development expenses for the DARE-LARC1 and DARE-HPV programs, but we also expect such expenses will be supported by non-dilutive funding, with respect to DARE-LARC1, through IND-enabling preclinical work, and with respect to DARE-HPV, through our ongoing Phase 2 clinical study. See Note 10, "Grant Awards" to the accompanying condensed consolidated financial statements for additional information.
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
Recent Events
Commercial Launch of First Consumer Health Product
As discussed above, our first consumer health product, Flora Sync LF5, became available for purchase in the U.S. in June 2026.
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
For the interim analysis, the DSMB reviewed data from 339 study subjects, contributing 1,789 menstrual cycles of safety data. The study protocol calls for at least 2,500 cycles of exposure and expects that at least 250 subjects would complete 13 menstrual cycles of use, whom we refer to as completers. Based on current enrollment trends, we expect to achieve 2,500 menstrual cycles of exposure before 250 completers. Interim data reviewed by the DSMB indicate that prolonged product use was not associated with the emergence of new types of adverse events or an increase in the frequency of adverse events, which we believe may support the sufficiency of fewer than 250 completers to evaluate Ovaprene's safety profile. We engaged with the FDA regarding these findings and proposed amending the study protocol to remove the specific expectation of at least 250 completers. In August 2026, the FDA approved our proposed protocol amendment, but also cautioned that it believes implementing the proposed modification would result in a study that is not able to generate sufficient evidence of Ovaprene’s safety profile to support a favorable premarket approval decision. We intend to continue engagement with FDA on this point as well as the additional study design and future premarket approval submission considerations it provided. Based on the interim safety data reviewed by the DSMB, including the absence of new types of adverse events or increased frequency of adverse events with prolonged use, and the study's expected achievement of at least 2,500 menstrual cycles of exposure, we believe the amended protocol will generate sufficient safety data to support a premarket approval submission, although there can be no assurance that the FDA will agree. We currently expect to proceed to amend the protocol to eliminate the 250 completer expectation and to enroll sufficient women in 2026 to achieve at least 2,500 menstrual cycles of exposure in 2027, supporting a top line data announcement in 2027.
DARE-HPV
In May 2026, we announced the initiation of a randomized, placebo-controlled, double-blinded Phase 2 clinical study of DARE-HPV to evaluate the safety and antiviral activity of a lower and higher dose of DARE-HPV in approximately 100 women with persistent high-risk HPV infection (ClinicalTrials.gov ID: NCT07601074). The primary endpoint is HPV clearance rate at three months post end of treatment. Secondary endpoints include safety, tolerability, and reduction in viral load. The ongoing Phase 2 study is supported by ARPA-H award funding. We currently expect to report topline data from the study in 2027.
Receipt of Payment Under October 2024 Grant Award
In May 2026, we received a payment of $1.5 million under the subaward agreement we entered into with National Collegiate Inventors and Innovators Alliance, Inc. d/b/a VentureWell in October 2024 to support the development of DARE-HPV, which was the result of our selection for an initiative award by the Advanced Research Projects Agency for Health (ARPA-H), part of the U.S. Department of Health and Human Services. For a discussion of this agreement, see Note 10, "Grant Awards" to the accompanying condensed consolidated financial statements. Taking into account this payment, we have received a cumulative total of approximately $9.0 million of the up to $10.0 million in potential funding under the subaward agreement.
Nasdaq Listing
On July 13, 2026, in accordance with Nasdaq Listing Rule 5815(d)(4)(B), we received a delisting determination letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”). The Staff informed us that because our Quarterly Report on Form 10-Q for the period ended March 31, 2026 reported stockholders’ equity of less than $2.5 million and, as of July 13, 2026, we did not meet the alternative requirements of $35 million in market value of listed securities or $500,000 in net income from continuing operations, we no longer complied with Nasdaq Listing Rule 5550(b) and the Staff was not permitted to grant additional time for us to regain compliance because, as previously reported, we were subject to a mandatory monitoring period of one-year from July 24, 2025 due to previous noncompliance with Nasdaq Listing Rule 5550(b)(1). We were permitted to request an appeal of the Staff’s delisting determination and a hearing to address the deficiency before a Nasdaq Hearing Panel (the “Panel”). We timely submitted the hearing request, which stayed the suspension and delisting of our common stock at least pending the issuance of the Panel’s decision following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing has been scheduled for late August 2026. Pursuant to published Nasdaq guidance, the Panel typically issues its decision within 30 days of the hearing.
Following the hearing, the Panel may, as it deems appropriate, grant an extension period not to exceed 180 days from the date of the Staff’s delisting determination letter for us to evidence compliance with Nasdaq Listing Rule 5550(b), suspend and delist our common stock from The Nasdaq Capital Market, or find us in compliance with all applicable listing standards. There can be no assurance that our hearing before the Panel will result in a favorable outcome or, if any extension period is granted, that we will regain compliance with Nasdaq Listing Rule 5550(b) within such extension period or that we will be successful in otherwise maintaining the listing of our common stock on The Nasdaq Capital Market. See the risk factor titled, Our common stock could be subject to immediate suspension of trading from the Nasdaq Capital Market and delisting if we do not obtain a favorable outcome from the Nasdaq Hearing Panel following our upcoming hearing, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, under the heading “Risk Factors” in Part II, Item 1A of this report.

Macroeconomic, Political, and Regulatory Environment Considerations

Our business, financial condition, operating results, and our ability to raise additional capital may be adversely affected by the uncertainty in the U.S. and global macroeconomic, political, and regulatory environments, such as inflation, trade disruptions and restrictive measures, including tariffs, interest rate uncertainty, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling, potential or prolonged U.S. government shutdowns, volatility in financial markets, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Unstable and unfavorable market and economic conditions may make it more difficult, more costly, and more dilutive to our stockholders to raise additional capital to fund our operations and execute against our business strategy, as well as adversely impact market demand for the women’s health solutions we bring to market. Further, the service providers, manufacturers, vendors, and collaborators on which we rely may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.
There may be significant future effects on the women's health sector and the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Moreover, we have benefited significantly from federal government funding through grants and other agreements in support of several of our development programs, including Ovaprene and DARE-HPV. In early 2025, the U.S. presidential administration took actions to freeze billions of dollars in NIH grants, and the status of NIH grant funding has continued to evolve since that time as a result of additional executive actions, legal challenges, and court orders, and the long-term status of many grants remains uncertain. Our business, financial condition and operating results may be significantly adversely affected if existing grants or other arrangements supporting our development programs are frozen or terminated or we are unable to secure additional grants or other federal government funding in the future. Given the high level of uncertainty regarding federal policy and enforcement and regulatory changes and that circumstances continue to evolve, we are not able to reasonably predict the full extent of the potential impact on our business at this time. For additional information, see the risk factors described in Part II, Item 1A, Risk Factors in this report and Part I, Item 1A. Risk Factors in our 2025 10-K.
Financial Overview
Revenue
For the six months ended June 30, 2026, substantially all of our revenue relates to two agreements we entered into with the Gates Foundation, or the Foundation, under which we provide research and development services related to preeclampsia and the contraceptive market. We commenced work under both agreements in November 2025. We may receive up to approximately $499,000 under the agreement related to preeclampsia, and up to approximately $300,000 under the agreement related to the contraceptive market. We began recording revenue from sales of Flora Sync LF5 in July 2026.
All of our revenue for 2025 was royalties from net sales of XACIATO, which have been paid to UiE under our royalty interest financing agreement with UiE, and recognized as non-cash royalty revenue.
In the future, we may generate revenue from license fees, milestone payments, and research and development payments in connection with strategic collaborations, and from product sales, including sales of 503B compounded products, consumer health products, and FDA-approved products, if any. We expect to begin recording revenue from sales of DARE to PLAY in the third quarter of 2026. Our ability to generate such revenue will depend on the extent to which we are successful in executing against our Section 503B strategy, the extent to which the clinical development of our product candidates is successful, and whether we or a strategic collaborator receive the regulatory approvals necessary to market such product candidates, as well as the eventual commercial success of any FDA-approved products. If we fail to successfully achieve any of the foregoing, our ability to generate future revenue and our results of operations would be materially adversely affected. For information regarding potential payments to upstream licensors, see Note 3 “Strategic Agreements” to the accompanying condensed consolidated financial statements. For information regarding our contractual obligations to XOMA and UiE, see Note 8 “Royalty Purchase Agreements” and Note 7 “Royalty Interest Financing,” respectively, to the accompanying condensed consolidated financial statements.
Cost of Revenues
Cost of revenues primarily represent expenses associated with medical education and consumer awareness related to the commercialization of DARE to PLAY through our 503B business model and the costs of providing research and development services to the Foundation. Beginning in the third quarter of 2026, cost of revenues will also include costs related to sales of Flora Sync LF5.
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
We have received, and may in the future receive, funding through grants and other financial awards from governmental entities, private foundations and other organizations that support activities related to the development of certain of our product candidates. As we incur eligible expenses under those grants or awards, we recognize grant funding in the statements of operations as a reduction to R&D expenses (contra-R&D expense). For more information, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies–Grant Funding" to our consolidated financial statements contained in our 2025 10-K and Note 10 "Grant Awards" to the accompanying condensed consolidated financial statements. We recognized contra-R&D expense of approximately $4.7 million and $8.2 million for the three and six months ended June 30, 2026, respectively, and $4.5 million and $7.6 million for the three and six months ended June 30, 2025, respectively.

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

Results of Operations
Comparison of Three Months Ended June 30, 2026 and 2025 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Research and development services and royalty revenue	$187,546	$(21,172)	$208,718	986%
Total revenue	187,546	(21,172)	208,718	986%
Cost of revenues	319,889	—	319,889	N/A
Operating expenses:
Selling, general and administrative	2,593,671	2,377,866	215,805	9%
Research and development	241,966	1,428,762	(1,186,796)	(83)%
Total operating expenses	2,835,637	3,806,628	(970,991)	(26)%
Loss from operations	(2,967,980)	(3,827,800)	859,820	(22)%
Other expense	(14,793)	(188,683)	173,890	(92)%
Net loss	$(2,982,773)	$(4,016,483)	$1,033,710	(26)%
Other comprehensive loss
Foreign currency translation adjustments	2,225	12,893	(10,668)	(83)%
Comprehensive loss	$(2,980,548)	$(4,003,590)	$1,023,042	(26)%

Revenues
The increase of approximately $0.2 million in revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was attributable to R&D services revenues from the agreements we entered into with the Foundation in September and October 2025, partially offset by a decrease in non-cash royalty revenues related to XACIATO. See "—Financial Overview—Revenue," above for information.
Cost of revenues
Cost of revenues increased by approximately $0.3 million compared to the prior period, which had no comparable activity. Cost of revenues related to the cost of performing research and development services under our R&D services agreements we entered into with the Foundation in September and October 2025, and to expenses associated with medical education and awareness related to the commercialization of DARE to PLAY.
Selling, general and administrative expenses
The increase of approximately $0.2 million in SG&A expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to an approximately $0.3 million non-cash write down of previously deferred offering costs, an increase of approximately $0.1 million in personnel costs, and an increase of approximately $0.1 million in commercial-readiness expenses driven by execution against our expanded business strategy, partially offset by decreases of approximately $0.2 million in professional services and approximately $0.1 million in stock-based compensation expense. See Note 4 "Stockholders' Equity" to the accompanying condensed consolidated financial statements for additional information regarding the non-cash write down of previously deferred offering costs.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Three Months Ended June 30,		Change
	2026	2025	$	%
Direct program costs:
Ovaprene (1)	$843,503	$1,316,372	$(472,869)	(36)%
Sildenafil Cream (2)	134,769	49,881	84,888	170%
Other advanced clinical stage programs (1)	1,244,028	975,489	268,539	28%
Phase 1 and Phase 1-ready clinical stage programs (1)	164,068	628,595	(464,527)	(74)%
Preclinical stage programs (1)	1,457,723	1,718,320	(260,597)	(15)%
Personnel-related (including stock-based compensation)	1,084,019	1,209,437	(125,418)	(10)%
Contra R&D expenses (3)	(4,017,949)	(3,780,794)	(237,155)	6%
Total direct program costs	910,161	2,117,300	(1,207,139)	(57)%
Indirect costs:
Outside services (including consulting)	124	(8,839)	8,963	(101)%
Facilities-related (including depreciation)	20,632	18,516	2,116	11%
Other indirect R&D costs	9,898	60,785	(50,887)	(84)%
Contra R&D expenses	(698,849)	(759,000)	60,151	(8)%
Total indirect R&D costs	(668,195)	(688,538)	20,343	(3)%
Total R&D expenses	$241,966	$1,428,762	$(1,186,796)	(83)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
2.The amounts include expenses for Sildenafil Cream, 3.6% and DARE to PLAY Sildenafil Cream.
3.These contra R&D expenses were recognized as follows for the three months ended June 30, 2026 and 2025: (a) Ovaprene, $0.8 million and $0.4 million, respectively; (b) other advanced clinical stage programs, $1.3 million and $1.0 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0 and $0.1 million, respectively; and (d) preclinical stage programs, $1.9 million and $2.2 million, respectively.

The decrease of approximately $1.2 million in R&D expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was related to an increase in contra R&D expenses in direct program costs, and decreases in expenses related to (i) the ongoing Phase 3 clinical trial of Ovaprene, (ii) our Phase 1 and Phase 1-ready clinical stage programs - primarily attributable to our DARE-PTB1 program, (iii) our pre-clinical and other development programs —primarily attributable to our DARE-LARC1 program, and (iv) personnel-related costs. Such decreases were partially offset by increases in expenses related to (A) our other advanced clinical stage programs - primarily attributable to our DARE-HPV program, and (B) Sildenafil Cream and DARE to PLAY Sildenafil Cream. Contra R&D expenses for the three months ended June 30, 2026 and 2025 primarily offset direct program costs for DARE-LARC1, Ovaprene and DARE-HPV.
Other expense
The decrease of approximately $0.2 million in other expense for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to an increase on interest earned on cash balances in the current period and a decrease of interest expense in the current period.

Comparison of Six Months Ended June 30, 2026 and 2025 (Unaudited)
The following table summarizes our condensed consolidated results of operations for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Research and development services and royalty revenue	$340,001	$4,255	$335,746	7891%
Total revenue	340,001	4,255	335,746	7891%
Cost of revenues	562,214	—	562,214	NA
Operating expenses:
Selling, general and administrative	4,842,237	4,687,030	155,207	3%
Research and development expenses	902,428	3,726,143	(2,823,715)	(76)%
Total operating expenses	5,744,665	8,413,173	(2,668,508)	(32)%
Loss from operations	(5,966,878)	(8,408,918)	2,442,040	(29)%
Other (expense) income, net	(15,784)	14,128	(29,912)	(212)%
Net loss	(5,982,662)	(8,394,790)	2,412,128	(29)%
Other comprehensive loss:
Foreign currency translation adjustments	46,768	25,983	20,785	80%
Comprehensive loss	$(5,935,894)	$(8,368,807)	$2,432,913	(29)%

Revenues
The increase of approximately $0.3 million in revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was attributable to R&D services revenues from the agreements we entered into with the Foundation in September and October 2025, partially offset by a decrease in non-cash royalty revenues related to XACIATO. See "—Financial Overview—Revenue," above for information.
Cost of revenues
Cost of revenues increased by approximately $0.6 million compared to the prior period, which had no comparable activity. Cost of revenues relates primarily to the cost of performing research and development services under our R&D services agreements we entered into with the Foundation in September and October 2025, and to expenses associated with medical education and awareness related to the commercialization of DARE to PLAY.
Selling, general and administrative expenses
The increase of approximately $0.2 million in SG&A expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to an approximately $0.3 million non-cash write down of previously deferred offering costs, an increase of approximately $0.1 million in commercial-readiness expenses driven by execution against our expanded business strategy, partially offset by a decrease of approximately $0.2 million in professional services expense. See Note 4 "Stockholders' Equity" to the accompanying condensed consolidated financial statements for additional information regarding the non-cash write down of previously deferred offering costs.
Research and development expenses
The following table summarizes our R&D expenses for the periods indicated, together with the changes in those items in terms of dollars and percentage:

	Six months ended June 30,		Change
	2026	2025	$	%
Direct program costs:
Ovaprene (1)	$2,075,263	$2,812,101	$(736,838)	(26)%
Sildenafil Cream (2)	202,560	261,270	(58,710)	(22)%
Other advanced clinical stage programs (1)	1,619,791	1,466,051	153,740	10%
Phase 1 and Phase 1-ready clinical stage programs (1)	260,123	1,125,342	(865,219)	(77)%
Preclinical stage programs (1)	2,626,102	2,767,058	(140,956)	(5)%
Personnel-related (including stock compensation)	2,276,881	2,701,684	(424,803)	(16)%
Contra R&D expenses (3)	(7,087,095)	(6,399,167)	(687,928)	11%
Total direct program costs	1,973,625	4,734,339	(2,760,714)	(58)%
Indirect costs:
Outside services (including consulting)	248	10,447	(10,199)	(98)%
Facilities-related (including depreciation)	41,724	36,714	5,010	14%
Other indirect R&D costs	17,528	152,035	(134,507)	(88)%
Contra R&D expenses	(1,130,697)	(1,207,392)	76,695	(6)%
Total indirect R&D costs	(1,071,197)	(1,008,196)	(63,001)	6%
Total R&D expenses	$902,428	$3,726,143	$(2,823,715)	(76)%

1.The applicable program(s) receive grant funding and/or the Tax Incentive. The amount of R&D expense for the period indicated is shown on a gross basis (i.e., without deducting the amount of contra R&D expense for the applicable program(s). See footnote (3) below.
2.The amounts include expenses for Sildenafil Cream, 3.6% and DARE to PLAY Sildenafil Cream.
3.These contra R&D expenses were recognized as follows for the six months ended June 30, 2026 and 2025: (a) Ovaprene, $1.7 million and $0.9 million, respectively; (b) other advanced clinical stage programs, $1.8 million and $1.5 million, respectively, (c) Phase 1 and Phase 1-ready clinical stage programs, $0 million and $0.2 million, respectively; and (d) preclinical stage programs, $3.6 million and $3.8 million, respectively.

The decrease of approximately $2.8 million in R&D expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to an increase in contra R&D expenses in direct program costs, and decreases in expenses related to (i) our Phase 1 and Phase 1-ready clinical stage programs - primarily attributable to our DARE-PTB1 program, (ii) the ongoing Phase 3 clinical trial of Ovaprene, (iii) Sildenafil Cream and DARE to PLAY Sildenafil Cream, (iv) personnel costs, and (v) our pre-clinical and other development programs —primarily attributable to our DARE-LARC1 program. Such decreases were partially offset by increases in expenses related to our other advanced clinical stage programs - primarily attributable to our DARE-HPV program. Contra R&D expenses for the six months ended June 30, 2026 and 2025 primarily offset direct program costs for DARE-LARC1, Ovaprene and DARE-HPV.
Other (expense) income
The decrease of approximately $30,000 in other expense for the six months ended June 30, 2026 as compared to the same period in 2025 was due to (i) the absence of employee retention credits recognized in the prior year period— in the first quarter of 2025, we recognized approximately $0.2 million of employee retention credits related to applications filed in 2023 with no comparable benefit in the current period, and (ii) decreased interest expense in the current period. Such decreases were partially offset by increased interest income due to an increase on interest earned on cash balances in the current period.

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
At June 30, 2026, our cash and cash equivalents were approximately $12.6 million, and our working capital deficit was approximately $0.2 million. As of June 30, 2026, our deferred grant funding liability was approximately $15.0 million, substantially all of which consisted of funds intended to support the DARE-LARC1 program, the Ovaprene Phase 3 clinical study, and the DARE-HPV program. For more information about our cash and cash equivalents and our deferred grant funding liability, see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Going Concern" to the accompanying condensed consolidated financial statements, and Note 2 "Basis of Presentation and Summary of Significant Accounting Policies—Grant Funding" to our consolidated financial statements in our 2025 10-K.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating needs, including planned commercial launch activities for DARE to PLAY, into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We will continue to evaluate and may pursue various capital raising options, including sales of equity, debt financings, government or other grant funding, collaborations, structured financings, and commercial collaborations or other strategic transactions. Our ability to obtain additional capital and the timing and terms thereof, depend on various factors, many aspects of which are not entirely within our control, and there can be no assurance that capital will be available when needed or, if available, on terms favorable to us and our stockholders. Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights in our technologies or product candidates and their future revenue streams. If we cannot raise capital when needed, on favorable terms or at all, we will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our product candidate programs and/or reduce expenses.
At June 30, 2026, our accumulated deficit was approximately $194.7 million, and we had a net loss of approximately $6.0 million and negative cash flows from operations of approximately $12.3 million for the six months ended June 30, 2026. We may continue to incur significant losses from operations and negative cash flows from operations for the next several years and may never generate sufficient revenues to finance our operations or achieve profitability. Based on our current analysis of the conditions described above, there is substantial doubt about our ability to continue as a going concern within the 12-month period from the issuance date of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements were prepared on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and reclassification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty of our ability to remain a going concern.
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

In our Regulation A offering we are offering up to 4,854,000 units, each consisting of one share of our Series A convertible preferred stock, which is convertible into two shares of our common stock, and two warrants, each exercisable for one share of our common stock at an exercise price of $4.00 per share. The offering price of each unit is $5.00. As of the date of this report, we have issued an aggregate of 338,000 units to investors in the offering, consisting of 338,000 shares of Series A convertible preferred stock and warrants to purchase up to 676,000 shares of our common stock, for gross proceeds of approximately $1.7 million.
We have a sales agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, to sell shares of our common stock from time to time through an "at-the-market," or ATM, equity offering program under which Stifel acts as our agent. Shares of our common stock sold under the sales agreement are offered and sold under our shelf registration statement on Form S-3 (File No. 333-278380) declared effective by the SEC on May 10, 2024. During 2025, we sold 4,329,116 shares of our common stock under the sales agreement for net proceeds of approximately $17.6 million. Because the market value of the outstanding shares of our common stock held by non-affiliates, or our public float, is less than $75.0 million, we are subject to the SEC's "baby shelf rule," which limits the amount of securities we may offer and sell under a shelf registration statement to one-third of our public float in any 12-month period. As of August 1, 2026, all prior offers and sales under our shelf registration statement fell outside the trailing 12-month period, and we became eligible to offer and sell our securities under the shelf registration statement, subject to the baby shelf rule limitation.
We have a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, under which, subject to the conditions thereof, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million in shares of our common stock. Such sales of our common stock to Lincoln Park, if any, may occur from time to time, at our sole discretion through December 1, 2026. See Note 4 "Stockholders' Equity—Equity Line" to the accompanying condensed consolidated financial statements for additional information. During 2025, we sold 1,470,000 shares of our common stock under this purchase agreement and received net proceeds of approximately $3.1 million. We sold 150,000 shares of our common stock under this purchase agreement during the six months ended June 30, 2026 and received net proceeds of approximately $0.3 million. We sold 120,000 shares of our common stock under this agreement subsequent to June 30, 2026 and received net proceeds of approximately $0.2 million.
We began recording revenue from sales of Flora Sync LF5 in July 2026, and we expect to begin recording revenue from sales of DARE to PLAY in the third quarter of 2026. The amount of potential revenue we may generate remains uncertain because we are in the early stages of executing against our Section 503B compounding and consumer health products business strategies, we rely on a third-party Section 503B-registered outsourcing facility to manufacture DARE to PLAY and to obtain and maintain all state-level pharmacy and outsourcing facility licenses required to fulfill DARE to PLAY prescriptions and, as an organization, we have no experience in and limited infrastructure for commercializing products.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(12,295,690)	$(10,887,999)
Net cash used in investing activities	(80,586)	(3,935)
Net cash provided by financing activities	235,747	202,783
Effect of exchange rate changes on cash and cash equivalents	46,767	25,983
Net decrease in cash and cash equivalents	$(12,093,762)	$(10,663,168)

Net cash used in operating activities
Net cash used in operating activities of $12.3 million for the six months ended June 30, 2026 was primarily due to our net loss of $6.0 million and changes in operating assets and liabilities, offset by non-cash items such as depreciation and amortization expense, stock-based compensation expense, and our operating lease right-of-use asset. Net cash used by changes in operating assets and liabilities resulted primarily from a decrease of $4.7 million in our deferred grant funding liability, an increase of $1.8 million in other non-current assets, an increase of $1.4 million in prepaid expenses, an increase of $0.5 million in other current assets, a decrease of $0.4 million in accounts payable, a decrease of $0.3 million in operating lease liability, partially offset by an increase of $0.3 million in interest payable. The $1.8 million increase in other non-current assets relates primarily to a payment made to the third-party Section 503B-registered outsourcing facility for DARE to RECLAIM during the three months ended March 31, 2026, which will be credited against amounts otherwise owed to such third-party for future purchases of DARE to RECLAIM.
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
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2026 and June 30, 2025 related to purchases of property and equipment.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 resulted primarily from approximately $1.5 million of net proceeds from sales of units in our Regulation A offering and approximately $0.3 million of net proceeds from sales of our common stock under our purchase agreement with Lincoln Park, partially offset by (i) approximately $1.3 million in payments on our facility financing lease and (ii) approximately $0.2 million in payments on a note payable related to an insurance premium financing obtained in July 2025 related to certain director and officer and other insurance premiums.
Net cash provided by financing activities for the six months ended June 30, 2025 consisted primarily of approximately $0.9 million of net proceeds from the sales of our common stock under our purchase agreement with Lincoln Park partially offset by payments on (i) our facility finance lease of approximately $0.5 million and (ii) insurance premium financing of approximately $0.3 million.
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
Leases
We have two operating leases for our laboratory and office spaces that each expire in 2027. As of June 30, 2026, we had future minimum lease payments under these leases of $0.9 million, $0.6 million of which is classified as current and $0.3 million of which is classified as long-term, the remainder of which represents future interest payments. We have one finance lease for our clean room space that expires in December 2026. As of June 30, 2026, we had future minimum lease payments under this lease of $0.2 million, all of which is classified as current. For additional information on our lease obligations, See Note 6 "Leases" to the accompanying condensed consolidated financial statements.
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
Based on an evaluation performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, our principal executive and financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2026 at the reasonable assurance level.
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
Our common stock could be subject to immediate suspension of trading from the Nasdaq Capital Market and delisting if we do not obtain a favorable outcome from the Nasdaq Hearing Panel following our upcoming hearing, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
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
When Nasdaq confirmed on July 24, 2025, that we regained compliance with the stockholders’ equity rule, it also informed us that, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we would be subject to a mandatory panel monitor for a period of one year from that date, and that if, within that one-year period, the Staff determines that we are out of compliance with the stockholders’ equity rule, the Staff will issue a delisting determination letter, and we will have an opportunity to request a new hearing with Nasdaq’s Hearings Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Staff with respect to such non-compliance, the Staff will not be permitted to grant us additional time to regain compliance, and we will not be afforded a cure period pursuant to Nasdaq Listing Rule 5810(c)(3). The foregoing would limit our ability to remedy any future non-compliance with the stockholders’ equity rule, and would increase the likelihood that our common stock could be delisted, if we were to fall out of compliance with the stockholders’ equity rule during the one-year monitoring period.
On July 13, 2026, we received a delisting determination letter from the Staff in accordance Nasdaq Listing Rule 5815(d)(4)(B) informing us that because our Quarterly Report on Form 10-Q for the period ended March 31, 2026 reported stockholders’ equity of less than $2.5 million and, as of July 13, 2026, we did not meet the alternative requirements of $35 million in market value of listed securities or $500,000 in net income from continuing operations, we no longer complied with Nasdaq Listing Rule 5550(b). Pursuant to Nasdaq Listing Rule 5815, we were permitted to request an appeal of the Staff’s delisting determination and a hearing to address the listing deficiency before the Panel. We timely submitted the hearing request, which stayed the suspension and delisting of our common stock at least pending the issuance of the Panel’s decision following the hearing and the expiration of any extension period that may be granted by the Panel. The hearing has been scheduled for late August 2026. Pursuant to published Nasdaq guidance, the Panel typically issues its decision within 30 days of the hearing.

Following the hearing, the Panel may, as it deems appropriate, grant an extension period not to exceed 180 days from the date of the Staff’s delisting determination letter for us to evidence compliance with Nasdaq Listing Rule 5550(b), suspend and delist our common stock from The Nasdaq Capital Market, or find us in compliance with all applicable listing standards. There can be no assurance that our hearing before the Panel will result in a favorable outcome or, if any extension period is granted, that we will regain compliance with Nasdaq Listing Rule 5550(b) within such extension period or that we will be successful in otherwise maintaining the listing of our common stock on the Nasdaq Capital Market. If the Panel issues a decision to delist our common stock, unless the Panel’s decision specifies to the contrary, Nasdaq will immediately take action to suspend trading of our common stock. If the Panel issues a delisting decision, we will have an opportunity to appeal the decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”). If the Panel issues a delisting decision and we do not appeal the decision or if the Listing Council does not call the matter for review or withdraws its call for review, Nasdaq will follow the procedures described in Nasdaq Listing Rule 5830 to submit an application on Form 25 to the SEC to delist our common stock.
The suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason, including the ongoing process that began with the July 13, 2026 Staff delisting determination letter, could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason, may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
We may not enroll a sufficient number of subjects in our ongoing Phase 3 clinical study to support an FDA determination of an adequate benefit-risk profile for Ovaprene.
Our pivotal clinical trial for Ovaprene is being conducted under an Investigational Device Exemption (IDE). The study protocol currently calls for at least 2,500 menstrual cycles of exposure to Ovaprene and expects that at least 250 subjects would complete 13 menstrual cycles of use, whom we refer to as completers. In July 2026, we submitted a protocol amendment to the FDA that proposed to remove the specific expectation of at least 250 completers, which number the FDA had originally requested, instead targeting solely approximately 2,500 total menstrual cycles of use across all enrolled subjects, which we believe will be achieved with less than 250 completers. In August 2026, the FDA approved this protocol amendment. However, in its approval letter, the FDA stated that the data we submitted in support of removing the target number of completers was insufficient and cautioned that it believes implementing the proposed modification would result in a study that is not able to generate sufficient evidence of Ovaprene’s safety profile to support a favorable premarket approval (PMA) decision.
Additionally, the sample size for the study was calculated based on an identified Pearl Index performance goal. The FDA also cautioned that the performance goal may not be sufficient to support a favorable benefit-risk determination for Ovaprene in a future marketing application based on its product profile and novelty as compared to contraceptive products that guided selection of the performance goal. If the FDA ultimately does not agree that this performance goal is adequate, our current trial, regardless of the number of completers, may not generate sufficient data to support FDA approval of Ovaprene.

We currently expect to proceed to amend the protocol to eliminate the 250 completer expectation and we do not currently plan to modify the performance goal. We intend to continue engagement with the FDA on the recommendations and considerations it provided in its August 2026 letter, including with respect to the study’s minimum number of completers and performance goal. Based on the interim safety data reviewed by the study’s DSMB in May 2026, including the absence of new types of adverse events or increased frequency of adverse events with prolonged use of Ovaprene in the study, and the study’s expected achievement of at least 2,500 menstrual cycles of exposure, we believe the amended study design will generate sufficient safety data to support a PMA application to the FDA. However, there is no assurance that the FDA will agree, and data generated from fewer than 250 completers, or from our current trial design more generally, may not be sufficient to support FDA approval of Ovaprene. The FDA's approval of our proposed protocol amendment does not mean that the FDA has determined, or will determine, that the resulting data package from our ongoing study will be adequate to support FDA approval. If the FDA determines that our data are insufficient, whether due to the number of completers, the statistical basis for our study design, or other considerations, we may be required to enroll additional subjects, conduct additional clinical studies, generate additional data, or otherwise delay, limit, or restructure our development and regulatory strategy for Ovaprene. We may lack the financial resources, the number of available investigational devices, or sufficient time to satisfy any such additional FDA requirements, and we may determine to allocate our limited resources to other development programs or initiatives. Any of the foregoing could significantly delay or prevent FDA approval of Ovaprene and have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    On October 21, 2024, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. From April 1, 2026 through June 30, 2026, we sold 90,000 shares of our common stock to Lincoln Park under that purchase agreement for aggregate gross proceeds of approximately $0.2 million. For additional information regarding such sales and our purchase agreement with Lincoln Park, see Note 4 “Stockholders’ Equity—Equity Line” to the accompanying condensed consolidated financial statements. Lincoln Park represented to us, among other things, that it is an “accredited investor” as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act. The shares of common stock issued to Lincoln Park under the purchase agreement were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
From April 1, 2026 through June 30, 2026, we issued 520,000 shares of our common stock upon the conversion of 260,000 shares of our Series A convertible preferred stock. Such shares of Series A convertible preferred stock and common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Regulation A promulgated under the Securities Act. See Note 4 "Stockholders' Equity—Series A Convertible Preferred Stock" and Note 4 "Stockholders' Equity—Regulation A Offering" to the accompanying condensed consolidated financial statements for information regarding the terms of our Series A convertible preferred stock and our Regulation A offering.
(b)    None.
(c)    None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)     None.
(b)     None.
(c)     During the period from April 1, 2026 to June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) for Grants under the Daré Bioscience, Inc. 2022 Stock Incentive Plan					X

10.2*	Amendment No. 2 to Daré Bioscience, Inc. 2022 Stock Incentive Plan	8-K	001-36395	6/11/2026	10.1

10.3*	Amended and Restated Non-Employee Director Compensation Policy (as amended through April 16, 2026)					X

10.4	Grant Agreement between Daré Bioscience, Inc. and the Gates Foundation (f/k/a the Bill & Melinda Gates Foundation) effective as of June 30, 2021, as amended to date					X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					#

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.
*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Daré Bioscience, Inc.

Date: August 13, 2026	By:	/s/ Sabrina Martucci Johnson
Sabrina Martucci Johnson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 13, 2026	By:	/s/ MarDee Haring-Layton
MarDee Haring-Layton
Chief Accounting Officer
(Principal Accounting Officer)